Form 10-K
period 2020-12-31
Atlas Crest Investment Corp.
filed 2021-03-08
CIK 1824502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant was not a public company as of June 30, 2020 and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 5, 2021, there were 50,000,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 12,500,000 shares of the registrant’s Class B common stock, par value $0.0001 per share issued and outstanding.

ATLAS CREST INVESTMENT CORP.

CERTAIN TERMS

References to the “Company,” "Atlas," “our,” “us” or “we” refer to Atlas Crest Investment Corp., a blank check company incorporated on August 26, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to our “Sponsor” refer to Atlas Crest Investment LLC, a Delaware limited liability company. References to “equity-linked securities” are to any securities of the Company which are convertible into, or exchangeable or exercisable for, equity securities of the Company, including any securities issued by the Company which are pledged to secure any obligation of any holder to purchase equity securities of the Company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “Initial Public Offering” refer to our initial public offering, which closed on October 30, 2020 (the “Closing Date”). References to “public shares” are to shares of our Class A common stock sold as part of the units in our Initial Public Offering. References to “public stockholders” are to the holders of our public shares.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Certain statements in this Annual Report on Form 10-K (“Report”) or (“Annual Report”) may constitute “forward looking statements” for purposes of the federal securities laws. Our forward looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and the statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, including with respect to our recently announced proposed business combination with Archer (as defined below).  In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,”, “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete any initial business combination, including, the Business Combination with Archer;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account described below or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance; or

•	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC, including in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form S-4 that we will file with the SEC relating to our proposed business combination with Archer (the "Archer Disclosure Statement").

The forward looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Part I, Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward looking statements. We undertake no obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1. Business.

Company Overview

We are a blank check company incorporated in Delaware on August 26, 2020 and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We are an early stage and emerging growth company and, as such, are subject to all of the risks associated with early stage and emerging growth companies.

On September 4, 2020, the Sponsor paid $25,000 in consideration for 14,375,000 shares of Class B common stock (the “Founder Shares”). The Founder Shares included an aggregate of up to 1,875,000 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted basis, 20% of our issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). Upon the expiration of the over-allotment option in December 2020, 1,875,000 shares of Class B common stock were forfeited, resulting in an aggregate of 12,500,000 Founder Shares outstanding.

The registration statement for our Initial Public Offering was declared effective on October 27, 2020. On October 30, 2020, we consummated the Initial Public Offering of 50,000,000 Units, at $10.00 per Unit, generating gross proceeds of $500,000,000. Each Unit consisted of one share of Class A common stock, $0.0001 par value, and one-third of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 8,000,000 warrants at a price of $1.50 per warrant in a private placement (the “Private Placement Warrants”) to our sponsor, Atlas Crest Investment LLC, generating gross proceeds of $12,000,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in a trust account. If we do not complete a business combination within 24 months from the consummation of the Initial Public Offering, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

The outstanding shares of Class B common stock will automatically convert into shares of Class A common stock upon the consummation of a business combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with a business combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion, including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in a Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30th, and (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Business Combination Agreement

On February 10, 2021, we entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among Atlas, Artemis Acquisition Sub Inc., a Delaware corporation (“Artemis Merger Sub”), and Archer Aviation Inc., a Delaware corporation (“Archer”). Immediately prior to the consummation of the Merger, Atlas will change its corporate name to “Archer Aviation Inc.” (“New Archer”).

The Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of each of Atlas and Archer.

The Business Combination

The Business Combination Agreement provides for, among other things, the following transactions on the date of closing of the Business Combination (the “Closing”): (i) Atlas will amend and restate its certificate of incorporation (the “Post-Closing Atlas Certificate of Incorporation”), pursuant to which, among other things, Atlas will have a dual class share structure with (A) shares of Class A common stock that will carry voting rights in the form of one vote per share (the “New Class A Common Stock”), and (B) shares of Class B common stock that will carry voting rights in the form of ten votes per share (the “New Class B Common Stock” and, together with the New Class A Common Stock, the “New Atlas Common Stock”), and (ii) Artemis Merger Sub will merge with and into Archer, with Archer as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly-owned subsidiary of Atlas (the “Merger”).

The Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination”.

The Business Combination is expected to close in the second quarter of 2021, following the receipt of the required approval by Atlas’ stockholders and the fulfillment of other customary closing conditions.

Business Combination Consideration

In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the effective time of the Merger, (i) outstanding shares of common stock and preferred stock of Archer will be converted into a right to receive a number of shares of New Class B Common Stock determined on the basis of an implied Archer equity value of $2,525,000,000 (the “Implied Equity Value”), (ii) all stock awards (whether vested or unvested) to purchase Archer common stock will be converted into stock awards to purchase a number of shares of New Class B Common Stock based on an exchange ratio derived from the Implied Equity Value, and (iii) outstanding warrants (whether vested or unvested) to purchase Archer common stock will be converted into warrants to purchase a number of shares of New Class B Common Stock determined on the basis of the Implied Equity Value. The former Archer equity holders will have the right to convert their shares of New Class B Common Stock into shares of New Class A Common Stock pursuant to the Post-Closing Atlas Certificate of Incorporation.

Representations and Warranties; Covenants

The Business Combination Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type. Atlas has also agreed to take all action within its power as may be necessary or appropriate such that, effective immediately after the Closing, the Atlas board of directors will be divided into three classes and be composed of a total of seven directors, which directors shall include an individual designated by Atlas, three individuals designated by Archer and three individuals to be identified by Archer in consultation with Atlas who qualify as “independent directors” under the listing rules of the New York Stock Exchange.

Conditions to Each Party’s Obligations

The obligations of Atlas and Archer to consummate the Business Combination are subject to certain closing conditions, including, but not limited to, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the absence of any law or governmental order or other legal restraint or prohibition preventing the consummation of the Business Combination, (iii) the Registration Statement (as defined below) being declared effective under the Securities Act of 1933, as amended (the “Securities Act”), (iv) the shares of New Class A Common Stock to be issued in connection with the Business Combination having been approved for listing on the New York Stock Exchange, (v) the approval of Atlas’ stockholders, (vi) the approval of Archer’s stockholders and (vii) Atlas having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended) remaining after the Closing.

In addition, the obligation of Archer to consummate the Business Combination is subject to, among other conditions, the aggregate cash proceeds from Atlas’ trust account, together with the proceeds from the PIPE Financing (as defined below), equaling no less than $600,000,000 (after deducting any amounts paid to Atlas shareholders that exercise their redemption rights in connection with the Business Combination).

Termination

The Business Combination Agreement may be terminated under certain circumstances prior to the Closing, including, but not limited to, (i) by mutual written consent of Atlas and Archer, (ii) by either Atlas or Archer if the other party breaches its representations, warranties or covenants such that the conditions set forth in the Business Combination Agreement would not be satisfied, and such party fails to cure such breach (other than for certain limited exceptions), (iii) by either Atlas or Archer if the Business Combination is not consummated by September 10, 2021, (iv) by either Atlas or Archer if any governmental entity issues an order or taken any other action permanently enjoining, restraining or otherwise prohibiting the Business Combination and such order or other action has become final and non-appealable, (v) by either Atlas or Archer if certain required approvals are not obtained from the Atlas stockholders after the conclusion of a meeting of Atlas’ stockholders held for such purpose at which such shareholders voted on such approvals, and (vi) by Atlas if (A) the Transaction Support Agreements are not executed and delivered to Atlas within one business day of the signing date of the Business Combination Agreement, (B) Archer’s stockholders do not deliver, within one business day of the Registration Statement being declared effective under the Securities Act, to Atlas a written consent approving the Business Combination (the “Stockholder Written Consent”) or (C) Archer does not deliver, within one business day of the Registration Statement being declared effective under the Securities Act, to Atlas a written consent approving the conversion of all shares of preferred stock of Archer into shares of common stock of Archer immediately prior to the Closing (the “Conversion Written Consent”).

If the Business Combination Agreement is validly terminated, none of the parties to the Business Combination Agreement will have any liability or any further obligation under the Business Combination Agreement, other than customary confidentiality obligations, except in the case of Willful Breach or Fraud (each, as defined in the Business Combination Agreement).

PIPE Financing (Private Placement)

Concurrently with the execution of the Business Combination Agreement, Atlas entered into subscription agreements (the “Subscription Agreements”) with certain investors. Pursuant to the Subscription Agreements, each investor agreed to subscribe for and purchase, and Atlas agreed to issue and sell to such investors, on the Closing Date (as defined in the Business Combination Agreement) immediately following the Closing (as defined in the Business Combination Agreement), an aggregate of 60,000,000 shares of Atlas’ Class A Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $600 million (the “PIPE Financing”).

The closing of the PIPE Financing is contingent upon, among other things, the substantially concurrent consummation of the Business Combination. The Subscription Agreements provide that Atlas will grant the investors in the PIPE Financing certain customary registration rights.

A copy of the Business Combination Agreement is on Form 8-K, filed February 2, 2020, as Exhibit 2.1 and is incorporated herein by reference, and the foregoing description of the Business Combination Agreement is qualified in its entirety by reference thereto. The Business Combination Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of the Business Combination Agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. The representations, warranties and covenants in the Business Combination Agreement are also modified in important part by the underlying disclosure schedules which are not filed publicly and which are subject to a contractual standard of materiality different from that generally applicable to stockholders and were used for the purpose of allocating risk among the parties rather than establishing matters as facts. Atlas does not believe that these schedules contain information that is material to an investment decision.

Atlas Crest Investment Corp. II

In December 2020, Atlas Crest Investment II LLC, an affiliate of Moelis, founded Atlas Crest Investment Corp. II (“AC II”), a blank check company incorporated for the purposes of effecting a business combination. AC II completed its initial public offering in February 2021, in which it sold 34,500,000 units, each unit consisting of one AC II Class A common share and one-fourth of one redeemable warrant for one AC II Class A common share, for an offering price of $10.00 per unit, generating aggregate proceeds of $345,000,000. AC II’s units, Class A common shares and warrants currently trade on NYSE under the symbols “ACII.U,” “ACII” and “ACII WS,” respectively. Mr. Moelis is the Chairman of the Board of Directors of AC II, and certain of our other officers and directors, are officers or directors, respectively of AC II, and each of the foregoing owe fiduciary duties under Delaware law to AC II. AC II has not yet consummated its business combination.

Atlas Crest Investment Corp. III

In February 2021, Atlas Crest Investment III LLC, an affiliate of Moelis, founded Atlas Crest Investment Corp. III (“AC III”), a blank check company incorporated for the purposes of effecting a business combination. AC III is conducting its initial public offering concurrently with our public offering. AC IV is offering 60,000,000 units, each unit consisting of one AC III Class common share and one-fourth of one redeemable warrant for one AC IV Class A common share, for an offering price of $10.00 per unit, generating aggregate proceeds of $400,000,000. We expect AC III’s units, Class A common shares and warrants will trade on NYSE under the symbols “ACCC.U,” “ACCC” and “ACCC.WS,” respectively. Mr. Moelis is the Chairman of the Board of Directors of AC III, and certain of our other officers and directors, are or may become officers or directors, respectively of AC III, and each of the foregoing owe fiduciary duties under Delaware law to AC III.

Atlas Crest Investment Corp. IV

In February 2021, Atlas Crest Investment IV LLC, an affiliate of Moelis, founded Atlas Crest Investment Corp. IV (“AC IV”), a blank check company incorporated for the purposes of effecting a business combination. AC IV is conducting its initial public offering concurrently with our public offering. AC IV is offering 40,000,000 units, each unit consisting of one AC IV Class common share and one-fourth of one redeemable warrant for one AC IV Class A common share, for an offering price of $10.00 per unit, generating aggregate proceeds of $400,000,000. We expect AC IV’s units, Class A common shares and warrants will trade on NYSE under the symbols “ACIV.U,” “ACIV” and “ACIV.WS,” respectively. Mr. Moelis is the Chairman of the Board of Directors of AC IV, and certain of our other officers and directors, are or may become officers or directors, respectively of AC IV, and each of the foregoing owe fiduciary duties under Delaware law to AC IV.

Atlas Crest Investment Corp. V

In February 2021, Atlas Crest Investment V LLC, an affiliate of Moelis, founded Atlas Crest Investment Corp. V (“AC V” and together with AC II, AC III, AC IV and AC V, the “AC SPACs”), a blank check company incorporated for the purposes of effecting a business combination. AC V is conducting its initial public offering concurrently with our public offering. AC V is offering 20,000,000 units, each unit consisting of one AC V Class common share and one- fourth of one redeemable warrant for one AC V Class A common share, for an offering price of $10.00 per unit, generating aggregate proceeds of $200,000,000. We expect AC V’s units, Class A common shares and warrants will trade on NYSE under the symbols “ACCV.U,” “ACCV” and “ACCV.WS,” respectively. Mr. Moelis is the Chairman of the Board of Directors of AC V, and certain of our other officers and directors, are or may become officers or directors, respectively of AC V, and each of the foregoing owe fiduciary duties under Delaware law to AC V.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions that will apply to us until the completion of our initial business combination. These provisions cannot be amended without the approval of the holders of 65% of our common stock. Our initial stockholders, who collectively beneficially own 20% of our common stock upon the inception of this company (assuming they do not purchase any units in the Initial Public Offering), may participate in any vote to amend our amended and restated certificate of incorporation and will have the discretion to vote in any manner they choose. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•	If we are unable to complete our initial business combination within 24 months from the inception of this company, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and in all cases subject to the requirements of other applicable law;

•	Prior to our initial business combination, we may not issue additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on our initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 24 months from the inception of this company or (y) amend the foregoing provisions;

•	Although we do not intend to enter into a business combination with a target business that is affiliated with our sponsor, our directors or our executive officers, we are not prohibited from doing so. In the event we enter into such a transaction, we, or a committee of independent directors, may obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm that such a business combination is fair to our company from a financial point of view;

•	If a stockholder vote on our initial business combination is not required by law and we do not decide to hold a stockholder vote for business or other legal reasons, we will offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, and will file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act. Whether or not we maintain our registration under the Exchange Act or our listing on the NYSE, we will provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above;

•	So long as we obtain and maintain a listing for our securities on the NYSE, the NYSE rules require that we must not consummate an initial business combination with one or more operating businesses or assets with a fair market value of at least 80% of the assets held in the trust account (excluding taxes payable on the interest earned on the trust account) at the time of the agreement to enter into the initial business combination;

•	If our stockholders approve an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the inception of this company, or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, we will provide our public stockholders with the opportunity to redeem all or a portion of their Class A common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein; and

•	We will not effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In addition, our amended and restated certificate of incorporation provides that under no circumstances will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001.

Competition

If the Business Combination Agreement is terminated, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have 3 executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Website

Our website address is www.atlascrestcorp.com. Information contained on our website is not part of this Annual Report on Form 10-K.

Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to these reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available on our website, free of charge, as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Alternatively, you may access these reports at the SEC’s website at www.sec.gov.

Periodic Reporting and Financial Information

We have registered our Units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Annual Report contains financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials (as applicable) sent to stockholders. These financial statements may be required to be prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), or reconciled to, GAAP, or International Financial Reporting Standards (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (the “PCAOB”). We expect to receive the required audited financial statements of Archer as set forth in the Business Combination Agreement in connection with the Business Combination. If the Business Combination does not occur, these financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that any applicable requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

Item 1A. Risk Factors.

Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. For risks relating to Archer and the Business Combination, please see the “Risk Factors - Risks Related to Archer’s Business and Industry and New Archer Following the Business Combination”.

Risks Related to Our Business and Corporate Structure

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the State of Delaware with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We may be unable to complete our initial business combination, including the Business Combination with Archer, which is subject to numerous closing conditions and may be terminated by either party in certain circumstances, some of which are outside of our control.  For a description of the terms of the Business Combination Agreement and related agreements, including, the closing conditions and termination provisions, please see "Business —Business Combination Agreement." If we fail to complete our initial business combination, we will never generate any operating revenues.

Our amended and restated certificate of incorporation will require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will, subject to certain exceptions, be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

Our amended and restated certificate of incorporation will require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation. This choice of forum provision may limit or make more costly a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our amended and restated certificate of incorporation provides that the exclusive forum provision are applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision does not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, or the rules and regulations promulgated thereunder. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Risks Related to Our Initial Business Combination

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (“COVID-19”) outbreak.

In December 2019, a novel strain of coronavirus has and is continuing to spread throughout parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, such as the business combination with Archer, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity or debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

If the Business Combination is not consummated and we seek to enter into a business combination with other target companies, we may choose not to hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law or the rules of the NYSE, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete.

If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders own 20% of our outstanding common stock. Our initial stockholders and management team also may from time to time purchase Class A common stock prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, in addition to our initial stockholders’ founder shares, we would need 18,750,001, or 37.5%, of the 50,000,000 public shares sold in our Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted and the over-allotment option is not exercised). Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Although we are seeking stockholder approval of the Arrival Business Combination, if such transaction is not consummated and we seek to enter into a business combination with other target companies, our Board of Directors may complete such business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. Under those circumstances, if too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issues of shares of Class A common stock on a greater than one-to-one basis upon conversion of the shares of Class B common stock at the time of our initial business combination. In addition, the amount of the Marketing Fee payable to the representative of the underwriters and Moelis will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the Marketing Fee and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire Marketing Fee. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The Business Combination with Archer does not require us to use a portion of the cash in the trust account to meet such requirements. We have arranged for third party financing.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within 24 months after our Initial Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of our Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within 24 months of our Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to complete the Business Combination or, if the Business Combination does not consummate, find another suitable target business within 24 months after the closing of our Initial Public Offering. Our ability to complete the Business Combination or any other initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of our initial business combination, our sponsor, initial stockholders, directors, executive officers and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination (such as the Business Combination) and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, executive officers or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial stockholders, directors, officers or their affiliates may purchase in such transactions, subject to compliance with applicable law and the NYSE rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our sponsor, initial stockholders, directors, executive officers or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a public stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy materials or tender offer documents, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Initial Public Offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a stockholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise, including, without limitation, in connection with the Business Combination. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

The grant of registration rights to our initial stockholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our shares of Class A common stock.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in our Initial Public Offering, our initial stockholders and their permitted transferees can demand that we register the shares of Class A common stock into which founder shares are convertible, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the founder shares and the private placement warrants and the Class A common stock issuable upon exercise of such private placement warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the shares of common stock owned by our initial stockholders, holders of our private placement warrants or holders of our working capital loans or their respective permitted transferees are registered.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors. Our amended and restated certificate of incorporation prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

As of the date of this Report, we have considered, and will continue to consider if the Business Combination is not consummated, a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors, especially risks in connection with target businesses in industries outside of our management’s area of expertise. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our Initial Public Offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business, such as Archer, with which we enter into our initial business combination will not have all of these attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to us from a financial point of view.

We are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from a valuation or appraisal firm that the price we are paying is fair to us from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after our Initial Public Offering, there were 150,000,000 and 7,500,000 (assuming in each case that the underwriters have not exercised their over-allotment option and the forfeiture of 1,875,000 shares of Class B common stock) authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B common stock. The Class B common stock is automatically convertible into Class A common stock upon the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated certificate of incorporation. Immediately after our Initial Public Offering, there will be no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 24 months from the closing of our Initial Public Offering or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

•	may significantly dilute the equity interest of investors in our Initial Public Offering;

•	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;

•	could cause a change in control if a substantial number of shares of Class A common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Delaware law.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit any period of time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Directors, Executive Officers and Corporate Governance — Conflicts of Interest.”

Our officers and directors presently have, and any of them in the future may have additional, fiduciary, contractual or other obligations to other entities and clients of other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have additional fiduciary, contractual or other obligations to other entities, including, without limitation AC SPACS, or to clients of Moelis or other affiliates of our sponsor pursuant to which such officer or director is or will be required to present a business combination opportunity. For example, affiliates of our sponsor also founded the AC SPACs, each a blank check company incorporated as a Delaware corporation for the purpose of effecting its own initial business combination. Mr. Moelis is the Chairman of the Board of Directors of each of the AC SPACs, and certain of our other officers are officers or directors, respectively, of the AC SPACs, and each of the foregoing owe fiduciary duties under Delaware law to the AC SPACs. In addition, Mr. Moelis is the Chairman of the Board and CEO of Moelis & Company and he owes fiduciary duties to Moelis & Company. Accordingly, if any of our officers or director becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary, contractual or other obligations, including any AC SPAC, he or she will honor his or her fiduciary, contractual or other obligations to present such opportunity to such entity and only present it to us if such entity rejects the opportunity and he or she determines to present the opportunity to us (including as described above). For example, a business combination opportunity may be suitable for one or more of the AC SPACs and us and our officers and directors may choose to direct such opportunity to one or more of the AC SPACs before presenting to our company, meaning we could find less suitable acquisition opportunities and could limit our ability to find a business combination that we find attractive. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. However, we do not believe that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination.

In the event we seek to complete our initial business combination with a company that is affiliated with, or which there is a fiduciary, contractual or other obligation by, our sponsor, officers or directors, we, or a committee of independent directors, may obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority, or FINRA, or an independent accounting firm that the consideration to be paid by us in initial business combination is fair to our company from a financial point of view. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity.

Our certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation without violating another legal obligation.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures, even prior to us entering into a definitive agreement for our initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Directors, Executive Officers and Corporate Governance — Conflicts of Interest.” Such entities or clients of entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business — Investing Criteria” as set forth in our Prospectus dated October 27, 2020 filed with the SEC in connection with our IPO and such transaction was approved by a majority of our independent and disinterested directors. Despite our choosing to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of the consideration to be paid by us in a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after our Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In September 2020 our sponsor paid $25,000 in exchange for 14,375,000 founder shares. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued.

The number of founder shares outstanding at the time of our Initial Public Offering was determined based on the expectation that the total size of this offering would be a maximum of 57,500,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after this offering. In December 2020, 1,875,000 of the founder shares were forfeited because the underwriters’ did not exercise their over-allotment option. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has committed to purchase an aggregate of 8,000,000 private placement warrants, (or up to 9,000,000 private placement warrants if the overallotment option is exercised in full) each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.50 per warrant, or $12,000,000 (or up to $13,500,000 if the overallotment option is exercised in full), that will also be worthless if we do not complete our initial business combination. In addition, we have engaged Moelis & Company LLC, together with the representative of the underwriter, to act as our advisors in connection with the marketing of our business combination as described under “Underwriting — Business Combination Marketing Agreement” as set forth in our Prospectus dated October 27, 2020 filed with the SEC in connection with our IPO and we may engage Moelis as our lead financial advisor on our business combination and other transactions, in each case, with fees for such engagements to be conditioned upon the completion of the business combination. These personal and financial interests of our executive officers, directors and members of our Sponsor may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of our Initial Public Offering, which is the deadline for our completion of an initial business combination.

None of Moelis or, any of its affiliates has an obligation to provide us with potential investment opportunities or to devote any specified amount of time or support to our company’s business.

Although we expect we may benefit from Moelis and its affiliates’ networks of relationships and processes for sourcing and evaluating potential acquisition targets, neither it nor any of its affiliates has any legal or contractual obligation to seek on our behalf or present to us investment opportunities that might be suitable for our business, and they may allocate any such opportunities at their discretion to us or other parties. We have no investment management, advisory, consulting or other agreement in place with Moelis or any of its affiliates that obligates them to undertake efforts on our behalf or that govern the manner in which they will allocate investment opportunities. Moreover, even if Moelis or one of its affiliates refers an opportunity to us, there can be no assurance that such an opportunity will result in an acquisition agreement or a business combination.

We engaged Moelis, a member and affiliate of our sponsor, as our lead financial advisor on our business combination and related transactions. The fees in connection with such engagements are conditioned upon the completion of such transactions. Prior to consummation of our Initial Public Offering, we engaged Moelis & Company LLC, together with the representative of the underwriters, to act as our advisors in connection with the marketing of our business combination and we will agree to pay the representative of the underwriters and Moelis & Company LLC the Marketing Fee upon consummation of our business combination. Financial interests in the completion of such transactions may influence the advice such affiliate provides.

We engaged Moelis & Company LLC, a member and affiliate of our sponsor as a financial advisor in connection with the Business Combination. Certain investment banking professionals of Moelis working on such engagement are members of our sponsor. In connection with such engagement, we have agreed to pay such affiliate a financial advisory fee and placement agency fee as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operation— Advisory and Placement Agent Services Engagement Letters.”. Pursuant to any such engagement, the affiliate will earn its fees upon closing of the Business Combination. The payment of these fees is conditioned upon the completion of the Business Combination. If we do not complete the Business Combination, we may seek to engage Moelis & Company LLC or its affiliates, in connection with other initial business combinations with fees that are contingent upon closing of such initial business combination.

We engaged Moelis & Company LLC, together with the representative of the underwriters, to act as our advisors in connection with the marketing of our business combination and pay to Moelis & Company LLC and the representative of the underwriter a fee for such services upon consummation of our initial business combination as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operation— Business Combination Marketing Agreement.”

Therefore, affiliates of our sponsor will have additional financial interests in the completion of the initial business combination. These financial interests may influence the advice any such affiliate provides us as our financial advisor, which advice would contribute to our decision on whether to pursue a business combination with any particular target.

We may compete with clients of Moelis or other affiliates of our sponsor, including the AC SPACS, for acquisition opportunities for our company, which could negatively impact our ability to locate a suitable business combination.

Our business strategy may overlap with some of the strategies of clients of Moelis and certain of its other affiliates. Moelis is an independent global investment bank. Acquisition opportunities that may be of interest to us may come to Moelis, its clients or other affiliates of our sponsor, including the AC SPACs, instead of us or may be pursued by those parties. Our affiliates are not restricted from competing with our business and none of our affiliates are required to refer any such opportunities to us. Our sponsor and its affiliates face conflicts of interest relating to performing services on our behalf and allocating investment opportunities to us, and such conflicts may not be resolved in our favor, meaning we could find less suitable acquisition opportunities which could limit our ability to find a business combination that we find attractive.

Conflicts may arise from Moelis’ affiliation with us, its provision of services both to us and to third-party clients, including the AC SPACs, as well as from actions undertaken by Moelis or its affiliates for its own account. In performing services for other clients and also when acting for its own account, Moelis may take commercial steps which may have an adverse effect on us. Moelis is often engaged as a financial advisor, or placement agent, to corporations and other entities and their directors and managers in connection with the sale of those entities, their assets or their subsidiaries. Clients generally require Moelis to act exclusively on their behalf and/or for other reasons, we may be precluded from attempting to acquire securities of the business being sold or otherwise participate as a buyer in the transaction. Alternatively, Moelis, or another affiliate of our sponsor, may be a financial advisor to a target business that we pursue a business combination with and Moelis, or another affiliate of our sponsor, may receive fees from the target business in connection with a business combination. Moelis also represents potential buyer’s businesses. Moelis may be incentivized to direct an opportunity to one of these buyers, thereby eliminating or reducing the investment opportunity available to us. For example, Moelis is engaged by AC I and AC II in connection with the marketing of a business combination by AC I and AC II, respectively. Moelis intends to be engaged by AC III, AC IV and AC V in connection with the marketing of a business combination of each such company. Moelis may be engaged from time to time by the AC SPACs to provide financial advisory and placement agency services in connection with such business combination. Moelis is a member of each of the sponsors of the AC SPACs and has, or will have, an economic interest in such AC SPACS.  Any of Moelis’ other activities may, individually or in the aggregate, have an adverse effect on us, and the interests of Moelis or its clients or counterparties may at times be adverse to ours.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following this offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our Initial Public Offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The proceeds of the Initial Public Offering and the private placement of warrants provided us with $482,500,000 (or $554,875,000 if the underwriters’ over-allotment option is exercised in full) that we may use to complete our initial business combination (after taking into account the $17,500,000 Marketing Fee being held in the trust account).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•        solely dependent upon the performance of a single business, property or asset, or

•        dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of Class A common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding Class A common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders or warrant holders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least a majority of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of then outstanding private placement warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination within 24 months of the closing of our Initial Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our Initial Public Offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. If we amend such provisions of our amended and restated certificate of incorporation, we will provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who will collectively beneficially own 20% of our common stock upon the closing of our Initial Public Offering (assuming they do not purchase any units in our Initial Public Offering), may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Certain agreements related to our Initial Public Offering may be amended without stockholder approval.

Each of the agreements related to our Initial Public Offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without stockholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our initial stockholders, sponsor, officers and directors; the registration rights agreement among us and our initial stockholders; the private placement warrants purchase agreement between us and our sponsor; and the administrative services agreement among us, our sponsor and an affiliate of our sponsor. These agreements contain various provisions that our public stockholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the founder shares, private placement warrants and other securities held by our initial stockholders, sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our initial stockholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our Initial Public Offering and the sale of the private placement warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Our warrants may have an adverse effect on the market price of our shares of Class A common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 16,666,667 shares of our Class A common stock as part of the units offered in our Initial Public Offering and, simultaneously with the closing of our Initial Public Offering, we issued in a private placement an aggregate of 8,000,000 private placement warrants each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.50 per warrant, or $12,000,000. In addition, if our sponsor or an affiliate of our sponsor or certain of our officers and directors makes any working capital loans, such lender may convert those loans into up to an additional 1,000,000 private placement warrants, at the price of $1.50 per warrant. To the extent we issue common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the Class A common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit contains one-third of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other special purpose acquisition companies.

Each unit contains one-third of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one common share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-third of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.

The founder shares will automatically convert into shares of Class A common stock upon the consummation of our initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion, including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the initial business combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of founder shares will never occur on a less than one-for-one basis. This is different than some other similarly structured special purpose acquisition companies in which the initial stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•        costs and difficulties inherent in managing cross-border business operations;

•        rules and regulations regarding currency redemption;

•        complex corporate withholding taxes on individuals;

•        laws governing the manner in which future business combinations may be effected;

•        exchange listing and/or delisting requirements;

•        tariffs and trade barriers;

•        regulations related to customs and import/export matters;

•        local or regional economic policies and market conditions;

•        unexpected changes in regulatory requirements;

•        challenges in managing and staffing international operations;

•        longer payment cycles;

•        tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•        currency fluctuations and exchange controls;

•        rates of inflation;

•        challenges in collecting accounts receivable;

•        cultural and language differences;

•        employment regulations;

•        underdeveloped or unpredictable legal or regulatory systems;

•        corruption;

•        protection of intellectual property;

•        social unrest, crime, strikes, riots and civil disturbances;

•        regime changes and political upheaval;

•        terrorist attacks and wars; and

•        deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first full fiscal year end following our listing on the NYSE. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

Risks Related to Our Trust Account

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 24 months from the closing of our Initial Public Offering, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination within 24 months from the closing or our Initial Public Offering is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 24 months from the closing of our Initial Business Combination before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. The underwriters of our Initial Public Offering and our registered independent public accounting firm have not executed agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to the Form 8-K filed on November 2, 2020 in connection with our Initial Public Offering, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If the net proceeds of our Initial Public Offering not being held in the trust account are insufficient to allow us to operate through closing of the Business Combination we may need to raise additional capital from our Sponsor and if the Business Combination is not consummated, , it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

We have approximately $500,000 available to us outside the trust account to fund our working capital requirements. We believe the funds available to us outside of the trust account will be sufficient to allow us to operate through the closing of our Business Combination. If we do not consummate the Business Combination, we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. Of the funds available to us, we have used a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we are not doing so in connection with the Business Combination.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

Risks Related to Our Common Stock and the Securities Market

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that we will continue to meet minimum initial listing standards to continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum number of holders of our securities (400 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4.00 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•        a limited availability of market quotations for our securities;

•        reduced liquidity for our securities;

•        a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•        a limited amount of news and analyst coverage; and

•        a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and our Class A common stock and warrants are be listed on the NYSE, our units, Class A common stock and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our Initial Public Offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 upon the completion of our Initial Public Offering and the sale of the private placement warrants and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•        restrictions on the nature of our investments; and

•        restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

•        registration as an investment company with the SEC;

•        adoption of a specific form of corporate structure; and

•        reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our public securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering; and (iii) absent an initial business combination within 24 months from the closing of our Initial Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of our Initial Public Offering ng in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own 20% of our issued and outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. As a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election at our annual meetings of stockholders prior to the consummation of our initial business combination, and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.

Our warrant agreement will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement will provide that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period commencing once the warrants become exercisable and ending on the third trading day prior to proper notice of such redemption provided that on the date we give notice of redemption. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A common stock or certain exemptions are available.

If the issuance of the Class A common stock upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A common stock included in the units.

We are not registering the Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement covering the registration under the Securities Act of the Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our best efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the shares of Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” of our shares of Class A common stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the shares of Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

Our sponsor paid an aggregate of $25,000 to cover certain of our offering costs in exchange for 14,375,000 founder shares, or approximately $0.002 per founder share and, accordingly, the purchasers of our Class A Common Stock in our Initial Public Offering experienced substantial dilution from the purchase of our shares of Class A common stock.

The difference between the public offering price per share (allocating all of the unit purchase price to the share of Class A common stock and none to the warrant included in the unit) and the pro forma net tangible book value per share of our Class A common stock after our Initial Public Offering constituted dilution to the purchasers of our Class A Common Stock in the Initial Public Offering. Our initial stockholders acquired the founder shares at a nominal price, significantly contributing to this dilution. Upon closing of our Initial Public Offering, and assuming no value is ascribed to the warrants included in the units, the public stockholders that purchased Class A Common Stock in our Initial Public Offering incurred immediate and substantial dilution of approximately 96.1% or $9.61 per share, the difference between the pro forma net tangible book value per share after this offering of $0.39 and the initial offering price of $10.00 per unit. This dilution would increase to the extent that the anti-dilution provisions of the founder shares result in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the founder shares at the time of our initial business combination and would become exacerbated to the extent that public stockholders seek redemptions from the trust for their public shares. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A common stock.

The determination of the offering price of our units, the size of this offering and terms of the units is more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry. You may have less assurance, therefore, that the offering price of our units properly reflects the value of such units than you would have in a typical offering of an operating company.

Prior to our Initial Public Offering there was no public market for any of our securities. The public offering price of the units and the terms of the warrants were negotiated between us and the underwriters. In determining the size of this offering, management held customary organizational meetings with representative of the underwriters, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of this offering, prices and terms of the units, including the Class A common stock and warrants underlying the units, include:

•        the history and prospects of companies whose principal business is the acquisition of other companies;

•        prior offerings of those companies;

•        our prospects for acquiring an operating business at attractive values;

•        a review of debt to equity ratios in leveraged transactions;

•        our capital structure;

•        an assessment of our management and their experience in identifying operating companies;

•        general conditions of the securities markets at the time of this offering; and

•        other factors as were deemed relevant.

Although these factors were considered, the determination of our offering size, price and terms of the units is more arbitrary than the pricing of securities of an operating company in a particular industry since we have no historical operations or financial results.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30th, and (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

General Risk Factors

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. The past performance of our management team or their respective affiliates is not a guarantee of either: (i) success with respect to any business combination we may consummate; or (ii) that we will be able to identify a suitable candidate for our initial business combination. No member of our management team has had significant management experience with special purpose acquisition companies in the past. You should not rely on the historical record of our management team’s or their respective affiliates’ performance as indicative of any future performance.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

A market for securities may not be sustained, which would adversely affect the liquidity and price of our securities, or the trading price of our securities may be highly volatile.

Prior to the Initial Public Offering, there was currently no market for our securities. Stockholders did not have any access to information about prior market history on which to base their investment decision. Following the Initial Public Offering, the price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions and may be highly volatile. Furthermore, an active trading market for our securities may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus has and is continuing to spread throughout parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Risks Related to Archer’s Business and Industry and New Archer Following the Business Combination

Archer is an early stage company with a history of losses, and expects to incur significant expenses and continuing losses for the foreseeable future.

Archer incurred a net loss of $24.8 million for the year ended December 31, 2020 and has incurred a net loss of approximately $25.8 million since inception through December 31, 2020. Archer believes that it will continue to incur operating and net losses each quarter until at least the time it begins significant deliveries of its eVTOL aircraft, which are not expected to begin until late 2024/2025 and may occur later or not at all. Even if Archer is able to successfully develop and sell its aircraft, there can be no assurance that they will be financially successful. Archer’s potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of its aircraft, which may not occur.

Archer expects the rate at which it will incur losses to be significantly higher in future periods as Archer:

•	continues to design, develop, manufacture and market its aircraft;

•	continues to utilize its third-party partners for design, supply and manufacturing;

•	expands its production capabilities, including costs associated with outsourcing the manufacturing of its aircraft;

•	builds up inventories of parts and components for its aircraft;

•	manufactures an inventory of its aircraft;

•	expands its design, development and servicing capabilities;

•	increases its sales and marketing activities and develops its distribution infrastructure; and

•	increases its general and administrative functions to support its growing operations and to operate as a public company.

Because Archer will incur the costs and expenses from these efforts before it receives any incremental revenues with respect thereto, Archer’s losses in future periods will be significant. In addition, Archer may find that these efforts are more expensive than it currently anticipates or that these efforts may not result in revenues, which would further increase Archer’s losses.

Archer has not yet manufactured or delivered any aircraft to customers, which makes evaluating Archer’s business and future prospects difficult and increases the risk of investment.

Archer was incorporated in October 2018 and has a limited operating history in the urban air mobility industry, which is continuously evolving. Archer’s aircraft are in the development stage and Archer does not expect its first vehicle to be produced until 2024, if at all. Archer has no experience as an organization in high volume manufacturing of the planned aircraft. Archer cannot assure you that it or its partners will be able to develop efficient, automated, cost-efficient manufacturing capability and processes, and reliable sources of component supplies that will enable Archer to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market its aircraft. You should consider Archer’s business and prospects in light of the risks and significant challenges it faces as a new entrant into its industry, including, among other things, with respect to its ability to:

•	design and produce safe, reliable and quality aircraft on an ongoing basis;

•	obtain the necessary regulatory approvals in a timely manner, including receipt of governmental authority for manufacturing the equipment and, in turn, marketing, selling and operating Archer’s UAM service;

•	build a well-recognized and respected brand;

•	establish and expand its customer base;

•	successfully market not just Archer’s aircraft but also the other services it intends to provide, such as aerial ride sharing services;

•	successfully service its aircraft after sales and maintain a good flow of spare parts and customer goodwill;

•	improve and maintain its operational efficiency;

•	successfully execute its manufacturing and production model and maintain a reliable, secure, high-performance and scalable technology infrastructure;

•	predict its future revenues and appropriately budget for its expenses;

•	attract, retain and motivate talented employees;

•	anticipate trends that may emerge and affect its business;

•	anticipate and adapt to changing market conditions, including technological developments and changes in competitive landscape; and

•	navigate an evolving and complex regulatory environment.

If Archer fails to adequately address any or all of these risks and challenges, its business may be harmed.

The United Airlines purchase agreement has a conditional purchase order which constitutes all of the current orders for Archer aircraft. If the conditions to United Airlines’ order are not met, or if this order is cancelled, modified or delayed, Archer’s prospects, results of operations, liquidity and cash flow will be harmed.

The United Airlines purchase agreement has a conditional purchase order which constitutes all of the current orders for Archer aircraft. This order and the purchase agreement between Archer and United Airlines are subject to conditions, including certification of Archer’s aircraft by the Federal Aviation Authority (FAA), and further negotiation and reaching mutual agreement on certain material terms, such as aircraft specifications, warranties, usage and transfer of the aircraft, performance guarantees, delivery periods, most favored nation provisions, the type and extent of assistance to be provided by United Airlines in obtaining certification of the aircraft, territorial restrictions, rights to jointly developed intellectual property, escalation adjustments and other matters. The obligations of United Airlines to consummate the order will arise only after all of such material terms are agreed in the discretion of each party. Further, and in addition to other termination rights set forth in the purchase agreement and the collaboration agreement, if the parties do not agree on such material terms, either party will have the right to terminate the agreements if such party determines in its discretion that it is not likely that such material terms will be agreed in a manner that is consistent with such party’s business and operational interests (as those interests may change from time to time). If this order is cancelled, modified or delayed, or otherwise not consummated, or if Archer is otherwise unable to convert its strategic relationships or collaborations into sales revenue, Archer’s prospects, results of operations, liquidity and cash flow will be affected.

Archer’s business plans require a significant amount of capital. In addition, its future capital needs may require Archer to sell additional equity or debt securities that may dilute its stockholders or introduce covenants that may restrict its operations or its ability to pay dividends.

Archer expects its capital expenditures to continue to be significant in the foreseeable future as it expands its business, and that its level of capital expenditures will be significantly affected by customer demand for its aircraft. Archer expects that following the Closing, Archer will have sufficient capital to fund its currently planned operations based on current projections, which are subject to change. Overall, however, Archer expects to make significant investments in its business, including development of its aircraft and investments in its brand. These efforts may prove more expensive than currently anticipated, and Archer may not succeed in acquiring sufficient capital to offset these higher expenses and achieve positive revenue generation. The fact that Archer has a limited operating history means it has limited historical data on the demand for its aircraft. As a result, Archer’s future capital requirements may be uncertain and actual capital requirements may be different from those it currently anticipates. Archer may need to seek equity or debt financing to finance a portion of its capital expenditures. Such financing might not be available to Archer in a timely manner or on terms that are acceptable, or at all.

Archer’s ability to obtain the necessary financing to carry out its business plan is subject to a number of factors, including general market conditions and investor acceptance of Archer’s business model. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to Archer. If Archer is unable to raise sufficient funds, it will have to significantly reduce its spending, delay or cancel its planned activities or substantially change its corporate structure. Archer might not be able to obtain any funding, and it might not have sufficient resources to conduct its business as projected, both of which could mean that Archer would be forced to curtail or discontinue its operations.

In addition, Archer’s future capital needs and other business reasons could require it to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or equity-linked securities could dilute its stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict Archer’s operations or its ability to pay dividends to its stockholders.

If Archer cannot raise additional funds when it needs or want them, its operations and prospects could be negatively affected.

Archer intends to seek forgiveness on its PPP loan but may not be successful in obtaining forgiveness.

On April 9, 2020, Archer obtained a loan of approximately $905,000 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act. Interest accrues on the PPP Loan at a rate of 0.98% per annum and matures on April 9, 2022. The loans and accrued interest are forgivable after twenty-four (24) weeks so long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities. Archer intends to apply for loan forgiveness under the CARES Act. Whether forgiveness will be granted and in what amount is subject to an application to, and approval by, the Small Business Administration (the “SBA”) and may also be subject to further requirements in any regulations and guidelines the SBA may adopt, and therefore, it is uncertain whether Archer will be successful in obtaining forgiveness on the loan.

Archer identified material weaknesses in its internal control over financial reporting. If Archer is unable to remediate these material weaknesses, or if it identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal controls, it may not be able to accurately or timely report its financial condition or results of operations, which may adversely affect Archer’s business and stock price.

In connection with the preparation and audit of Archer’s financial statements for the year ended December 31, 2020, material weaknesses were identified in Archer’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Archer’s annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses are as follows:

•	Archer did not design and maintain an effective control environment commensurate with its financial reporting requirements. Archer lacked a sufficient number of trained professionals with (i) an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately, and (ii) an appropriate level of knowledge and experience to establish effective processes and controls. Additionally, the limited personnel resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in its finance and accounting functions.

This material weakness in the control environment contributed to the following additional material weaknesses:

•	Archer did not design and maintain an effective risk assessment process at a precise enough level to identify new and evolving risks of material misstatement in Archer’s financial statements. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting.

•	Archer did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of business performance reviews, account reconciliations and journal entries.

•	Archer did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of their financial statements. Specifically, Archer did not design and maintain:

o	user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel;

o	program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately; and.

o	computer operations controls to ensure that data backups are authorized and monitored.

These material weaknesses resulted in immaterial audit adjustments to the research and development expense and property and equipment line items in our financial statements and related disclosures for the years ended December 31, 2020 and 2019. Additionally, each of these material weaknesses could result in a misstatement of substantially all of Archer’s accounts or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

Archer has begun implementation of a plan to remediate these material weaknesses described above. Those remediation measures are ongoing and include the following:

•	Hiring additional accounting and IT personnel during 2021, including a new chief financial officer and other accounting personnel to bolster its accounting and IT capabilities and capacity, and to establish and maintain Archer’s internal controls;

•	Designing and implementing controls to formalize roles and review responsibilities to align with Archer’s team’s skills and experience and designing and implementing formal controls over segregation of duties;

•	Designing and implementing a formal risk assessment process to identify and evaluate changes in Archer’s business and the impact on its internal controls;

•	Designing and implementing formal processes, policies and procedures supporting Archer’s financial close process, including completion of business performance reviews and creation of standard balance sheet reconciliation templates and journal entry controls; and

•	Designing and implementing IT general controls, including controls over the review and update of user access rights and privileges, change management processes and procedures, and data backup authorization and monitoring.

While Archer believes these efforts will remediate the material weaknesses, Archer may not be able to complete its evaluation, testing or any required remediation in a timely fashion, or at all. Archer cannot assure you that the measures it has taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to its material weaknesses in internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. The effectiveness of Archer’s internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. Any failure to design or maintain effective internal controls over financial reporting or any difficulties encountered in their implementation or improvement could increase compliance costs, negatively impact share trading prices, or otherwise harm Archer’s operating results or cause it to fail to meet its reporting obligations.

For the year ended December 31, 2020, Archer’s independent registered public accounting firm has included an explanatory paragraph relating to Archer’s ability to continue as a going concern in its report on Archer’s audited financial statements included in the Archer Disclosure Statement.

Archer’s report from their independent registered public accounting firm for the year ended December 31, 2020 includes an explanatory paragraph stating that Archer’s recurring losses from operations and cash outflows from operating activities raise substantial doubt about Archer’s ability to continue as a going concern. Archer’s consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty and do not reflect the transactions contemplated by the Business Combination. If the Business Combination is not consummated and Archer is not able to obtain sufficient funding, its business, prospects, financial condition and results of operations will be harmed and Archer may be unable to continue as a going concern. If Archer is unable to continue as a going concern, it may have to liquidate its assets and may receive less than the value at which those assets are carried on its audited financial statements, and it is likely that investors would lose part or all of their investment. Future reports from Archer’s independent registered public accounting firm may also contain statements expressing substantial doubt about its ability to continue as a going concern. If there remains substantial doubt about Archer’s ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to Archer on commercially reasonable terms, or at all, and Archer’s business may be harmed.

If Archer experiences harm to its reputation and brand, Archer’s business, financial condition and results of operations could be adversely affected.

Continuing to increase the strength of its reputation and brand for high-performing, sustainable, safe and cost-effective urban air mobility is critical to Archer’s ability to attract and retain customers and partners. In addition, Archer’s growth strategy includes international expansion through joint ventures, minority investments or other partnerships with local companies as well as event activations and cross-marketing with other established brands, all of which benefit from Archer’s reputation and brand recognition. The successful development of Archer’s reputation and brand will depend on a number of factors, many of which are outside its control. Negative perception of Archer’s platform or company may harm its reputation and brand, including as a result of:

•	complaints or negative publicity or reviews about Archer, independent third-party aircraft operators fliers, its air mobility services or other brands or events Archer associate with, even if factually incorrect or based on isolated incidents;

•	changes to Archer’s operations, safety and security, privacy or other policies that users or others perceive as overly restrictive, unclear or inconsistent with Archer’s values;

•	illegal, negligent, reckless or otherwise inappropriate behavior by fliers, independent or other third parties involved in the operation of Archer’s business or by Archer’s management team or other employees;

•	actual or perceived disruptions or defects in Archer’s flight control software or aerial ride sharing platform, such as data security incidents, platform outages, payment processing disruptions or other incidents that impact the availability, reliability or security of Archer’s offerings;

•	litigation over, or investigations by regulators into, Archer’s operations or those of Archer’s independent third-party aircraft operators;

•	a failure to operate Archer’s business in a way that is consistent with its values;

•	negative responses by independent third-party aircraft operators or fliers to new mobility offerings;

•	perception of Archer’s treatment of employees, contractors or independent third-party aircraft operators and Archer’s response to their sentiment related to political or social causes or actions of management; or

•	any of the foregoing with respect to Archer’s competitors, to the extent such resulting negative perception affects the public’s perception of Archer or its industry as a whole.

In addition, changes Archer may make to enhance and improve its offerings and balance the needs and interests of its independent third-party aircraft operators and fliers may be viewed positively from one group’s perspective (such as fliers) but negatively from another’s perspective (such as independent third-party aircraft operators), or may not be viewed positively by either independent third-party aircraft operators or fliers. If Archer fails to balance the interests of independent third-party aircraft operators and fliers or make changes that they view negatively, independent third-party aircraft operators and fliers may stop purchasing Archer’s aircraft or stop using Archer’s platform or take fewer flights, any of which could adversely affect Archer’s reputation, brand, business, financial condition and results of operations.

The markets for Archer’s offerings are still in relatively early stages of growth, and if such markets do not continue to grow, grow more slowly than Archer expects or fail to grow as large as it expects, Archer’s business, financial condition and results of operations could be harmed.

The markets for Archer’s eVTOL aircraft are still in relatively early stages of growth, and Archer’s success in these markets is dependent upon its ability to effectively market and sell air urban air mobility as a substitute for conventional methods of transportation and the effectiveness of its other marketing and growth strategies. If the public does not perceive urban air mobility as beneficial, or chooses not to adopt urban air mobility as a result of concerns regarding safety, affordability or for other reasons, then the market for Archer’s offerings may not further develop, may develop more slowly than Archer expects or may not achieve the growth potential it expects, any of which could harm Archer’s business, financial condition and results of operations.

Growth of Archer’s business will require significant investments in its Vertiport infrastructure, technology and marketing and sales efforts. If Archer’s business does not generate the level of available cash flow required to support these investments, Archer’s results of operations will be negatively affected. Further, Archer’s ability to effectively manage growth and expansion of its operations will also require Archer to enhance its operational systems, internal controls and infrastructure, human resources policies and reporting systems. These enhancements will require significant capital expenditures and allocation of valuable management and employee resources.

The electric vertical take-off and landing (“eVTOL”) aircraft industry may not continue to develop, eVTOL aircraft may not be adopted by the market or Archer’s independent third-party aircraft operators, eVTOL aircraft may not be certified by transportation authorities or eVTOL aircraft may not deliver the expected reduction in operating costs, any of which could adversely affect Archer’s prospects, business, financial condition and results of operations.

eVTOL aircraft involve a complex set of technologies, which Archer must continue to further develop and rely on its independent third-party aircraft operators to adopt. However, before eVTOL aircraft can fly passengers, Archer must receive requisite approvals from federal transportation authorities. No eVTOL aircraft are currently certified by the FAA for commercial operations in the United States, and there is no assurance that Archer’s research and development will result in government-certified aircraft that are market-viable or commercially successful in a timely manner or at all. In order to gain government certification, the performance, reliability and safety of eVTOL aircraft must be proven, none of which can be assured. Even if eVTOL aircraft are certified, individual operators must conform eVTOL aircraft to their licenses, which requires FAA approval, and individual pilots also must be licensed and approved by the FAA to fly eVTOL aircraft, which could contribute to delays in any widespread use of eVTOL aircraft and potentially limit the number of eVTOL aircraft operators available to partner with Archer.

Additional challenges to the adoption of eVTOL aircraft, all of which are outside of Archer’s control, include:

•	market acceptance of eVTOL aircraft;

•	state, federal or municipal licensing requirements and other regulatory measures;

•	necessary changes to Vertiport infrastructure to enable adoption, including installation of necessary charging equipment; and

•	public perception regarding the safety of eVTOL aircraft.

There are a number of existing laws, regulations and standards that may apply to eVTOL aircraft, including standards that were not originally intended to apply to electric aircraft. Regulatory changes that address eVTOL aircraft more specifically could delay the ability of Archer to receive type certification by transportation authorities and thus delay Archer’s independent third-party aircraft operators’ ability to utilize eVTOL aircraft for their flights. In addition, there can be no assurance that the market will accept eVTOL aircraft, that Archer will be able to execute on its business strategy, or that Archer’s offerings utilizing eVTOL aircraft will obtain the necessary government operating authority or be successful in the market. There may be heightened public skepticism of this nascent technology and its adopters. In particular, there could be negative public perception surrounding eVTOL aircraft, including the overall safety and the potential for injuries or death occurring as a result of accidents involving eVTOL aircraft, regardless of whether any such safety incidents occur involving Archer. Any of the foregoing risks and challenges could adversely affect Archer’s prospects, business, financial condition and results of operations.

Archer may be unable to manage its future growth effectively, which could make it difficult to execute Archer’s business strategy.

If Archer’s operations continue to grow as planned, of which there can be no assurance, Archer will need to expand its sales, marketing, operations, and the number of partners with whom Archer do business. Archer’s continued growth could increase the strain on its resources, and it could experience operating difficulties, including difficulties in hiring, training and managing an increasing number of employees. These difficulties may result in the erosion of Archer’s brand image, divert the attention of management and key employees and impact financial and operational results. The continued expansion of Archer’s business may also require additional space for administrative support. If Archer is unable to drive commensurate growth, these costs, which include lease commitments, marketing costs and headcount, could result in decreased margins, which could have an adverse effect on Archer’s business, financial condition and results of operations.

Operation of aircraft involves a degree of inherent risk. Archer could suffer losses and adverse publicity stemming from any accident involving small aircraft, helicopters or charter flights and in particular from any accident involving its independent third-party aircraft operators.

The operation of aircraft is subject to various risks, and demand for air transportation, including Archer’s urban air mobility offerings, has and may in the future be impacted by accidents or other safety issues regardless of whether such accidents or issues involve Archer flights, its independent third-party aircraft operators or aircraft flown by Archer’s independent third-party aircraft operators. Air transportation hazards, such as adverse weather conditions and fire and mechanical failures, may result in death or injury to personnel and passengers and which could impact client or passenger confidence in a particular aircraft type or the air transportation services industry as a whole and could lead to a reduction in passenger volume, particularly if such accidents or disasters were due to a safety fault. Safety statistics for air travel are reported by multiple parties, including the Department of Transportation (DOT) and National Transportation Safety Board (NTSB), and are often separated into categories of transportation. Because Archer’s urban air mobility offerings may include a variety of transportation methods, fliers may have a hard time determining how safe urban air mobility services are and their confidence in urban air mobility may be impacted by, among other things, the classification of accidents in ways that reflect poorly on urban air mobility services or the transportation methods urban air mobility services utilize.

Archer believes that safety and reliability are two of the primary attributes fliers consider when selecting air transportation services. Archer’s failure to maintain standards of safety and reliability that are satisfactory to fliers may adversely impact its ability to retain current customers and attract new customers. Archer is at risk of adverse publicity stemming from any public incident involving Archer, our people or our brand. Such an incident could involve the actual or alleged behavior of any of Archer’s employees or independent third-party aircraft operators. Further, if Archer’s personnel, one of its independent third-party aircraft operators’ aircraft, one of Archer’s independent third-party aircraft operators’ Archer-branded aircraft, or a type of aircraft in Archer’s independent third-party aircraft operators’ fleet that is used by Archer is involved in a public incident, accident, catastrophe or regulatory enforcement action, Archer could be exposed to significant reputational harm and potential legal liability. The insurance Archer carries may be inapplicable or inadequate to cover any such incident, accident, catastrophe or action. In the event that Archer’s insurance is inapplicable or inadequate, Archer may be forced to bear substantial losses from an incident or accident. In addition, any such incident, accident, catastrophe or action involving Archer’s employees, one of the Archer-branded aircraft used by Archer belonging to Archer’s independent third-party aircraft operators’ fleet (or personnel and aircraft of Archer’s independent third-party aircraft operators), or the same type of aircraft could create an adverse public perception, which could harm Archer’s reputation, result in air travelers being reluctant to use Archer’s services, and adversely impact Archer’s business, results of operations and financial condition. If one or more of Archer’s independent third-party aircraft operators were to suffer an accident or lose the ability to fly certain aircraft due to safety concerns or investigations, Archer may be required to cancel or delay certain flights until replacement aircraft and personnel are obtained.

Archer’s operations may also be negatively impacted by accidents or other safety-related events or investigations that occur in or near the airports and heliports Archer plans to utilize for Archer’s urban air mobility services. For example, if an accident were to occur at a heliport Archer relies on for certain flights in the future (assuming Archer is granted government operating authority to do so), Archer may be unable to fly into or out of that heliport until the accident has been cleared, any damage to the facilities have been repaired and any insurance, regulatory or other investigations have be completed.

Additionally, the battery packs in Archer’s aircraft are expected to use lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While Archer has taken measures to enhance the safety of its battery designs, a field or testing failure of its aircraft could occur in the future, which could subject Archer to lawsuits, product recalls, or redesign efforts, all of which would be time-consuming and expensive. Also, negative public perceptions regarding the suitability of lithium-ion cells for aerospace applications or any future incident involving lithium-ion cells such as an aircraft or other fire, even if such incident does not involve Archer’s aircraft, could seriously harm its business.

From time to time Archer is expected to store varying amounts of lithium-ion cells at its facilities. In addition, Archer’s manufacturing partners and suppliers are expected to store a significant number of lithium-ion cells at their facilities. Any mishandling of battery cells may cause disruption to the operation of our facilities or our manufacturers’. A safety issue or fire related to the cells could disrupt operations or cause manufacturing delays. Such damage or injury could lead to adverse publicity and potentially a safety recall. Moreover, any failure of a competitor’s eVTOL aircraft or energy storage product may cause indirect adverse publicity for Archer and its aircraft. Such adverse publicity could negatively affect Archer’s brand and harm its business, prospects, financial condition and operating results.

Archer is highly dependent on Archer’s senior management team and other highly skilled personnel, and if Archer is not successful in attracting or retaining highly qualified personnel, it may not be able to successfully implement Archer’s business strategy.

Archer’s success depends, in significant part, on the continued services of its senior management team and on Archer’s ability to attract, motivate, develop and retain a sufficient number of other highly skilled personnel, including finance, marketing, sales, and technology and support personnel. Archer believes that the breadth and depth of its senior management team’s experience across multiple industries will be instrumental to our success. The loss of any one or more members of Archer’s senior management team, for any reason, including resignation or retirement, could impair Archer’s ability to execute its business strategy and harm Archer’s business, financial condition and results of operations. Additionally, Archer’s financial condition and results of operations may be adversely affected if Archer is unable to attract and retain skilled employees to support Archer’s operations and growth.

Archer’s business may be adversely affected by labor and union activities.

Although none of Archer’s employees are currently represented by a labor union, it is common throughout the aerospace industry generally for many employees at aerospace companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Archer may also directly and indirectly depend upon other companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could harm Archer’s business, financial condition or operating results.

Archer expects that its United Airlines purchase agreement and that future purchase orders will be subject to indexed price escalation clauses which could subject Archer to losses if it has cost overruns or if increases in its costs exceed the applicable escalation rate.

Commercial aircraft sales contracts are often entered into years before the aircraft are delivered. In order to help account for economic fluctuations between the contract date and delivery date, aircraft pricing generally consists of a fixed amount as modified by price escalation formulas derived from labor, commodity and other price indices. Our revenue estimates are based on current expectations with respect to these escalation formulas, but the actual escalation amounts are outside of our control. Escalation factors can fluctuate significantly from period to period and changes in escalation amounts can significantly impact revenues and operating margins in our eVTOL business. We can make no assurance that any customer, current or future, will exercise purchase options, fulfill existing purchase commitments or purchase additional products or services from us. The terms and conditions of the United Airlines purchase agreement regarding price escalation clauses are yet to be determined, and there is no assurance that they will be determined in a manner that will mitigate the risks described above.

Archer currently relies and will continue to rely on third-party partners to provide and store the parts and components required to manufacture Archer’s aircraft, and to supply critical components and systems, which exposes it to a number of risks and uncertainties outside its control.

Archer is substantially reliant on its relationships with its suppliers and service providers for the parts and components in its aircraft. If any of these suppliers or service partners were to experience delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, or if they choose to not do business with Archer, Archer would have significant difficulty in procuring and producing Archer’s aircraft, and Archer’s business prospects would be significantly harmed. These disruptions would negatively impact Archer’s revenues, competitive position and reputation. In addition, Archer’s suppliers or service partners may rely on certain state tax incentives that may be subject to change or elimination in the future, which could result in additional costs and delays in production if a new manufacturing site must be obtained. Further, if Archer is unable to manage successfully its relationship with its suppliers or service partners, the quality and availability of its aircraft may be harmed. Archer’s suppliers or service partners could, under some circumstances, decline to accept new purchase orders from or otherwise reduce their business with Archer. If Archer’s suppliers or service partners stopped manufacturing Archer’s aircraft components for any reason or reduced manufacturing capacity, Archer may be unable to replace the lost manufacturing capacity on a timely and comparatively cost-effective basis, which would adversely impact its operations.

The manufacturing facilities of Archer’s suppliers or service partners and the equipment used to manufacture the components for Archer’s aircraft would be costly to replace and could require substantial lead time to replace and qualify for use. The manufacturing facilities of Archer’s suppliers or service partners may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fire and power outages, or by health epidemics, such as the recent COVID-19 pandemic, which may render it difficult or impossible for Archer to manufacture its aircraft for some period of time. The inability to manufacture Archer’s aircraft components or the backlog that could develop if the manufacturing facilities of its suppliers or service partners are inoperable for even a short period of time may result in the loss of customers or harm Archer’s reputation.

Archer does not control its suppliers or service partners or such parties’ labor and other legal compliance practices, including their environmental, health and safety practices. If Archer’s current suppliers or service partners, or any other suppliers or service partners which it may use in the future, violates U.S. or foreign laws or regulations, Archer may be subjected to extra duties, significant monetary penalties, adverse publicity, the seizure and forfeiture of products that Archer is attempting to import or the loss of its import privileges. The effects of these factors could render the conduct of Archer’s business in a particular country undesirable or impractical and have a negative impact on Archer’s operating results.

Archer has been, and may in the future be, adversely affected by health epidemics and pandemics, including the ongoing global COVID-19 pandemic, the duration and economic, governmental and social impact of which is difficult to predict, which may significantly harm Archer’s business, prospects, financial condition and operating results.

Archer faces various risks related to public health issues, including epidemics, pandemics and other outbreaks, including the recent pandemic of respiratory illness caused by a novel coronavirus known as COVID-19. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 has also created a disruption in the manufacturing, delivery and overall supply chain of aircraft manufacturers and suppliers, and has led to a global decrease in aircraft sales and usage in markets around the world. The duration and long-term impact of COVID-19 on Archer’s business is currently unknown.

The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. These measures may adversely impact Archer’s employees and operations and the operations of its suppliers, vendors and business partners, and may negatively impact its sales and marketing activities and the production schedule of its aircraft. In addition, various aspects of Archer’s business cannot be conducted remotely, including the testing and manufacturing of its aircraft. These measures by government authorities may remain in place for a significant period of time and they are likely to continue to adversely affect Archer’s testing, manufacturing and building plans, sales and marketing activities, business and results of operations.

The spread of COVID-19 has caused Archer and many of its contractors and service providers to modify their business practices (including employee travel, recommending that all non-essential personnel work from home and cancellation or reduction of physical participation in meetings, events and conferences), and Archer and its contractors and service providers may be required to take further actions as may be required by government authorities or that it determines are in the best interests of its employees, customers, suppliers, vendors and business partners. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of Archer’s workforce or contractors and service providers are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, Archer’s operations will be impacted.

The extent to which the COVID-19 pandemic impacts Archer’s business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact and how quickly and to what extent normal economic and operating activities can resume. The COVID-19 pandemic could limit the ability of Archer’s customers, suppliers, vendors and business partners to perform, including third-party suppliers’ ability to provide components and materials used in its aircraft. Archer may also experience an increase in the cost of raw materials used in its commercial production of Archer’s aircraft. Even after the COVID-19 pandemic has subsided, Archer may continue to experience an adverse impact to its business as a result of COVID-19’s global economic impact, including any recession that has occurred or may occur in the future.

There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19 and a pandemic, and, as a result, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. Archer does not yet know the full extent of COVID-19’s impact on its business, operations, or the global economy as a whole. However, the effects could have a material impact on Archer’s results of operations, and Archer will continue to monitor the situation closely.

Archer is subject to cybersecurity risks to its operational systems, security systems, infrastructure, integrated software in its aircraft and customer data processed by Aircraft or third-party vendors.

Archer is at risk for interruptions, outages and breaches of its: (a) operational systems, including business, financial, accounting, product development, data processing or production processes, owned by Archer or its third-party vendors or suppliers; (b) facility security systems, owned by Archer or its third-party vendors or suppliers; (c) aircraft technology including powertrain and avionics and flight control software, owned by Archer or its third-party vendors or suppliers; (d) the integrated software in Archer’s aircraft; or (e) customer data that Archer processes or its third-party vendors or suppliers process on its behalf. Such incidents could: disrupt Archer’s operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees, suppliers, or others; jeopardize the security of Archer’s facilities; or affect the performance of in-product technology and the integrated software in Archer’s aircraft.

Archer plans to include avionics and flight control software services and functionality that utilize data connectivity to monitor aircraft performance and to enhance safety and enable cost-saving preventative maintenance. The availability and effectiveness of Archer’s services depend on the continued operation of information technology and communications systems. Archer’s systems will be vulnerable to damage or interruption from, among others, physical theft, fire, terrorist attacks, natural disasters, power loss, war, telecommunications failures, viruses, denial or degradation of service attacks, ransomware, social engineering schemes, insider theft or misuse or other attempts to harm Archer’s systems. Archer intends to use its avionics and flight control software and functionality to log information about each aircraft’s use in order to aid Archer in aircraft diagnostics and servicing. Archer’s customers may object to the use of this data, which may increase Archer’s vehicle maintenance costs and harm its business prospects.

Moreover, there are inherent risks associated with developing, improving, expanding and updating Archer’s current systems, such as the disruption of Archer’s data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect Archer’s ability to manage its data and inventory, procure parts or supplies or manufacture, deploy, deliver and service its aircraft, adequately protect its intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. Archer cannot be sure that these systems upon which it relies, including those of its third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If Archer does not successfully implement, maintain or expand these systems as planned, its operations may be disrupted, its ability to accurately and timely report its financial results could be impaired. Moreover, Archer’s proprietary information or intellectual property could be compromised or misappropriated, and its reputation may be adversely affected. If these systems do not operate as Archer expects them to, Archer may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

Failure to comply with federal, state and foreign laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current laws and regulations or the enactment of new laws or regulations in these areas, could adversely affect Archer’s business and Archer’s financial condition.

Archer is subject to or affected by a number of federal, state and local laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and security, and govern Archer’s collection, storage, retention, protection, use, processing, transmission, sharing and disclosure of personal information including that of its employees, customers and others. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. Such laws may be inconsistent or may change or additional laws may be adopted. In addition, Archer’s agreements with certain customers may require New Archer to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, result in penalties or fines, result in litigation, may cause Archer’s customers to lose confidence in the effectiveness of Archer’s security measures and require New Archer to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach.

The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. Archer may not be able to monitor and react to all developments in a timely manner. For example, California adopted the California Consumer Privacy Act (CCPA), which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered businesses to provide new disclosures to California residents, provide them new ways to opt-out of certain disclosures of personal information, and allow for a new cause of action for data breaches. As Archer expands its operations, the CCPA may increase Archer’s compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states have begun to propose similar laws. Compliance with any applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and Archer may be required to put in place additional mechanisms to comply with such laws and regulations.

Archer publishes privacy policies and other documentation regarding its collection, processing, use and disclosure of personal information and/or other confidential information. Although Archer endeavors to comply with its published policies and other documentation, Archer may at times fail to do so or may be perceived to have failed to do so. Moreover, despite its efforts, Archer may not be successful in achieving compliance if Archer’s employees, contractors, service providers or vendors fail to comply with its published policies and documentation. Such failures can subject Archer to potential local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of its actual practices. Claims that Archer has violated individuals’ privacy rights or failed to comply with data protection laws or applicable privacy notices even if Archer is not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm its business.

Archer is subject to risks associated with climate change, including the potential increased impacts of severe weather events on our operations and infrastructure.

The potential physical effects of climate change, such as increased frequency and severity of storms, floods, fires, fog, mist, freezing conditions, sea-level rise and other climate-related events, could affect Archer’s operations, infrastructure and financial results. Certain of the airports where Archer’s terminal facilities are expected to initially be located in connection with its aerial ride sharing operations are susceptible to the impacts of storm-related flooding and sea-level rise, which could result in costs and loss of revenue. Archer could incur significant costs to improve the climate resiliency of its infrastructure and otherwise prepare for, respond to, and mitigate such physical effects of climate change. Archer is not able to accurately predict the materiality of any potential losses or costs associated with the physical effects of climate change.

Archer intends to retain certain personal information about its aircraft, customers, employees or others that, if compromised, could harm Archer’s financial performance and results of operations or prospects.

Archer is subject to a wide variety of laws in the United States and other jurisdictions related to privacy, data protection and consumer protection that are often complex and subject to varying interpretations. As a result, these privacy, data protection and consumer protection laws may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies and such changes or developments may be contrary to Archer’s existing practices. This may cause Archer to expend resources on updating, changing or eliminating some of our privacy and data protection practices.

Archer plans to collect, store, transmit and otherwise process data from aircraft, customers, employees and others as part of its business and operations, which may include personal data or confidential or proprietary information. Archer also works with partners and third-party service providers or vendors that collect, store and process such data on its behalf and in connection with its aircraft. There can be no assurance that any security measures that Archer or its third-party service providers or vendors have implemented will be effective against current or future security threats. If a compromise of data were to occur, Archer may become liable under its contracts with other parties and under applicable law for damages and incur penalties and other costs to respond to, investigate and remedy such an incident. Archer’s systems, networks and physical facilities could be breached, or personal information could otherwise be compromised due to employee error or malfeasance, if, for example, third parties attempt to fraudulently induce Archer’s employees or Archer’s customers to disclose information or user names and/or passwords. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, systems, networks and/or physical facilities utilized by Archer’s service providers and vendors.

Archer’s aircraft contain complex information technology systems and built-in data connectivity to share aircraft data with ground operations infrastructure. Archer plans to design, implement and test security measures intended to prevent unauthorized access to its information technology networks, its aircraft and related systems. However, hackers may attempt to gain unauthorized access to modify, alter and use such networks, aircraft and systems to gain control of or to change Archer’s aircraft’s functionality, performance characteristics, or to gain access to data stored in or generated by the aircraft. A significant breach of Archer’s third-party service providers’ or vendors’ or its own network security and systems could have serious negative consequences for Archer’s business and future prospects, including possible fines, penalties and damages, reduced customer demand for its aircraft or urban aerial ride sharing services and harm to its reputation and brand.

Archer may not have adequate insurance coverage. The successful assertion of one or more large claims against Archer that exceeds its available insurance coverage, or results in changes to its insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on its business. In addition, Archer cannot be sure that its existing insurance coverage will continue to be available on acceptable terms or that Archer’s insurers will not deny coverage as to any future claim.

Archer will incur increased costs as a result of operating as a public company, and its management will devote substantial time to new compliance initiatives.

If Archer completes the Business Combination and becomes a public company, it will incur significant legal, accounting and other expenses that it did not incur as a private company, and these expenses may increase even more after Archer is no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. As a public company, Archer will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and NYSE. Archer’s management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, Archer expects these rules and regulations to substantially increase its legal and financial compliance costs and to make some activities more time-consuming and costly. The increased costs will increase Archer’s net loss. For example, Archer expects these rules and regulations to make it more difficult and more expensive for it to obtain director and officer liability insurance and it may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. Archer cannot predict or estimate the amount or timing of additional costs it may incur to respond to these requirements. The impact of these requirements could also make it more difficult for Archer to attract and retain qualified persons to serve on its board of directors, its board committees or as executive officers.

Archer is or may be subject to risks associated with strategic alliances or acquisitions and may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, in the future.

Archer has entered into strategic alliances, and may in the future enter into additional strategic alliances or joint ventures or minority equity investments, in each case with various third parties for the production of its aircraft as well as with other collaborators with capabilities on data and analytics and engineering. These alliances subject Archer to a number of risks, including risks associated with sharing proprietary information, non-performance by the third-party and increased expenses in establishing new strategic alliances, any of which may adversely affect Archer’s business. Archer may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffers negative publicity or harm to their reputation from events relating to their business, Archer may also suffer negative publicity or harm to its reputation by virtue of its association with any such third-party.

Strategic business relationships will be an important factor in the growth and success of Archer’s business. However, there are no assurances that Archer will be able to continue to identify or secure suitable business relationship opportunities in the future or Archer’s competitors may capitalize on such opportunities before Archer does. Moreover, identifying such opportunities could require substantial management time and resources, and negotiating and financing relationships involves significant costs and uncertainties. If Archer is unable to successfully source and execute on strategic relationship opportunities in the future, its overall growth could be impaired, and its business, prospects, financial condition and operating results could be adversely affected.

When appropriate opportunities arise, Archer may acquire additional assets, products, technologies or businesses that are complementary to its existing business. In addition to possible stockholder approval, Archer may need approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs, and may disrupt Archer’s business strategy if it fails to do so. Furthermore, acquisitions and the subsequent integration of new assets and businesses into Archer’s own require significant attention from Archer’s management and could result in a diversion of resources from Archer’s existing business, which in turn could have an adverse effect on Archer’s operations. Acquired assets or businesses may not generate the financial results Archer expects. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

Archer may need to defend itself against intellectual property infringement claims or misappropriation claims, which may be time-consuming and expensive and, if adversely determined, could limit Archer’s ability to commercialize its aircraft.

Companies, organizations or individuals, including Archer’s competitors, may own or obtain patents, trademarks or other proprietary rights that could prevent or limit Archer’s ability to make, use, develop or deploy its aircraft and aerial ride sharing services, which could make it more difficult for Archer to operate its business. Archer may receive inquiries from patent, copyright or trademark owners inquiring whether Archer infringes upon their proprietary rights. For example, Piper Aircraft, Inc. filed suit against Archer on August 28, 2020 alleging that it is the owner of the ARCHER mark. The proceeding is in the early stages and discovery is ongoing. Archer may also be the subject of more formal allegations that Archer has misappropriated such parties’ trade secrets or other proprietary rights.

Companies owning patents or other intellectual property rights relating to battery packs, electric motors, aircraft configurations, fly-by-wire flight control software or electronic power management systems may allege infringement or misappropriation of such rights. In response to a determination that Archer has infringed upon or misappropriated a third-party’s intellectual property rights, Archer may be required to do one or more of the following:

•	cease development, sales or use of its products that incorporate the asserted intellectual property;

•	pay substantial damages;

•	obtain a license from the owner of the asserted intellectual property right, which license may not be available on reasonable terms or available at all; or

•	re-design one or more aspects or systems of its aircraft or other offerings.

A successful claim of infringement or misappropriation against Archer could harm its business, prospects, financial condition and operating results. Even if Archer is successful in defending against these claims, litigation could result in substantial costs and demand on management resources.

Archer’s business may be adversely affected if it is unable to protect its intellectual property rights from unauthorized use by third parties.

Failure to adequately protect Archer’s intellectual property rights could result in Archer’s competitors offering similar products or services, potentially resulting in the loss of some of Archer’s competitive advantage and a decrease in its revenue, which could adversely affect Archer’s business, prospects, financial condition and operating results. Archer s success depends, at least in part, on its ability to protect its core technology and intellectual property. To accomplish this, Archer will rely on a combination of patents, trade secrets (including know-how), employee and third-party nondisclosure agreements, copyrights, trademarks, intellectual property licenses and other contractual rights to establish and protect Archer’s rights in its technology.

The protection of Archer’s intellectual property rights will be important to its future business opportunities. However, the measures Archer takes to protect its intellectual property from unauthorized use by others may not be effective for various reasons, including the following:

•	as noted below, any patent applications Archer submits may not result in the issuance of patents (and patents have not yet issued to Archer based on its pending applications);

•	the scope of Archer’s patents that may subsequently issue may not be broad enough to protect its proprietary rights;

•	Archer’s issued patents may be challenged or invalidated by third parties;

•	Archer’s employees or business partners may breach their confidentiality, non-disclosure and non-use obligations to Archer;

•	third parties may independently develop technologies that are the same or similar to Archer’s;

•	the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make enforcement impracticable; and

•	current and future competitors may circumvent or otherwise design around Archer’s patents.

Patent, trademark, copyright and trade secret laws vary throughout the world. Some foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Further, policing the unauthorized use of Archer’s intellectual property rights in foreign jurisdictions may be difficult. Therefore, Archer’s intellectual property rights may not be as strong or as easily enforced outside of the U.S.

Also, while Archer has registered and applied for trademarks in an effort to protect its investment in its brand and goodwill with customers, competitors may challenge the validity of those trademarks and other brand names in which Archer has invested. Such challenges can be expensive and may adversely affect Archer’s ability to maintain the goodwill gained in connection with a particular trademark.

Archer’s aerial ride sharing operations will initially be concentrated in a small number of metropolitan areas and airports which makes Archer’s business particularly susceptible to natural disasters, outbreaks and pandemics, economic, social, weather, growth constraints and regulatory conditions or other circumstances affecting these metropolitan areas.

Archer expects to initially launch its aerial ride sharing offering in limited jurisdictions subject to receipt of the necessary operating authority. Accordingly, Archer’s business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in other markets that may become similarly concentrated. As a result of Archer’s geographic concentration, its business and financial results relating to its aerial ride sharing operations will be particularly susceptible to natural disasters, outbreaks and pandemics, economic, social, weather, growth constraints and regulatory conditions or other circumstances in each of these metropolitan areas. In addition, any changes to local laws or regulations within these key metropolitan areas that affect Archer’s ability to operate or increase its operating expenses in these markets would have an adverse effect on Archer’s business, financial condition and operating results.

Disruption of operations at the airports where Archer’s terminal facilities are expected to initially be located, whether caused by labor relations, utility or communications issues or fuel shortages, could harm Archer’s business. Certain airports may regulate flight operations, such as limiting the number of landings per year, which could reduce Archer’s aerial ride sharing operations. Bans on Archer’s airport operations or the introduction of any new permitting requirements would significantly disrupt its operations. In addition, demand for Archer’s urban air mobility services could be impacted if drop-offs or pick-ups of fliers become inconvenient because of airport rules or regulations, or more expensive for fliers because of airport-imposed fees, which would adversely affect Archer’s business, financial condition and operating results.

Archer’s expected concentration in large metropolitan areas and heavily trafficked airports also makes its business susceptible to an outbreak of a contagious disease, such as the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, H1N1 influenza virus, avian flu, Zika virus, COVID-19 or any other similar illness, both due to the risk of a contagious disease being introduced into the metropolitan area through the high volume of travelers flying into and out of such airports and the ease at which contagious diseases can spread through densely populated areas, as seen with the spread of COVID-19 in Los Angeles, California and New York, New York.

Natural disasters, including tornados, hurricanes, floods and earthquakes, and severe weather conditions, such as heavy rains, strong winds, dense fog, blizzards or snowstorms, may damage Archer’s facilities, those of independent third-party aircraft operators or otherwise disrupt flights into or out of the airports from which Archer’s aircraft arrive or depart.

Major metropolitan areas, including those in which Archer expects to operate in, are also at risk of terrorist attacks, actual or threatened acts of war, political disruptions and other disruptions. The occurrence of one or more natural disasters, severe weather events, epidemic or pandemic outbreaks, terrorist attacks or disruptive political events in regions where Archer’s facilities are or will be located, or where its independent third-party aircraft operators’ facilities are located, could adversely affect Archer’s business.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive offices are located at 399 Park Avenue New York, New York 10022. Our executive offices are provided to us by an affiliate of the Sponsor and we have agreed to pay such affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, common stock, and warrants are each traded on the New York Stock Exchange under the symbols “ACIC.U,” “ACIC,” and “ACIC WS,” respectively.

Holders

As of March 5, 2021, we had one holder of record of our common stock, one holder of record of our units, and two holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On September 4, 2020, our Sponsor paid $25,000 in consideration for 14,375,000 shares of Class B common stock (the “Founder Shares”). The Founder Shares included an aggregate of up to 1,875,000 shares subject to forfeiture by our Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). Upon the expiration of the over-allotment option in December 2020, 1,875,000 shares of Class B common stock were forfeited, resulting in an aggregate of 12,500,000 Founder Shares outstanding. The Founder Shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 8,000,000 warrants at a price of $1.50 per warrant in a private placement (the “Private Placement Warrants”) to our Sponsor, generating gross proceeds of $12,000,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The sales of the Private Placement Warrants were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account.

Use of Proceeds

On October 30, 2020, the Company consummated the Initial Public Offering of 50,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $500,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 8,000,000 Private Placement Warrants at a price of $1.50 per warrant, generating gross proceeds of $12,000,000.

The underwriter was granted a 45-day option to purchase up to 7,500,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The over-allotment option expired without being exercised in any part. The underwriter was paid a cash underwriting discount of $0.20 per Unit, or $10,000,000 in the aggregate upon the closing of the Initial Public Offering.

On September 11, 2020, we issued an unsecured promissory note to our Sponsor (the “Promissory Note”), pursuant to which we received proceeds of $300,000 to cover expenses related to the Initial Public Offering. The outstanding balance under the Promissory Note of $300,000 was repaid at the closing of the Initial Public Offering on October 30, 2020.

Transaction costs related to the issuances described above amounted to $10,534,144, consisting of $10,000,000 of underwriting fees and $534,144 of other costs. After deducting the underwriting discounts and commissions and offering expenses, the total net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants were approximately $501,500,000, of which approximately $500,000,000 (or $10.00 per share sold in the Initial Public Offering) was placed in the Trust Account.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

This item is not applicable as we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including those that will be set forth in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form S-4 that we will file with the SEC relating to our proposed business combination with Archer. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on August 26, 2020 as a Delaware corporation and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our "initial business combination". We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Proposed Business Combination

On February 10, 2021, we entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among Atlas, Artemis Acquisition Sub Inc., a Delaware corporation (“Artemis Merger Sub”), and Archer Aviation Inc., a Delaware corporation (“Archer”).

The Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of each of Atlas and Archer.

The Business Combination

The Business Combination Agreement provides for, among other things, the following transactions on the date of closing of the Business Combination (the “Closing”): (i) Atlas will amend and restate its certificate of incorporation (the “Post-Closing Atlas Certificate of Incorporation”), pursuant to which, among other things, Atlas will have a dual class share structure with (A) shares of Class A common stock that will carry voting rights in the form of one vote per share (the “New Class A Common Stock”), and (B) shares of Class B common stock that will carry voting rights in the form of ten votes per share (the “New Class B Common Stock” and, together with the New Class A Common Stock, the “New Atlas Common Stock”), and (ii) Artemis Merger Sub will merge with and into Archer, with Archer as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly-owned subsidiary of Atlas (the “Merger”).

The Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination”.

The Business Combination is expected to close in the second quarter of 2021, following the receipt of the required approval by Atlas’ stockholders and the fulfillment of other customary closing conditions.

Business Combination Consideration

In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the effective time of the Merger, (i) outstanding shares of common stock and preferred stock of Archer will be converted into a right to receive a number of shares of New Class B Common Stock determined on the basis of an implied Archer equity value of $2,525,000,000 (the “Implied Equity Value”), (ii) all stock awards (whether vested or unvested) to purchase Archer common stock will be converted into stock awards to purchase a number of shares of New Class B Common Stock based on an exchange ratio derived from the Implied Equity Value, and (iii) outstanding warrants (whether vested or unvested) to purchase Archer common stock will be converted into warrants to purchase a number of shares of New Class B Common Stock determined on the basis of the Implied Equity Value. The former Archer equity holders will have the right to convert their shares of New Class B Common Stock into shares of New Class A Common Stock pursuant to the Post-Closing Atlas Certificate of Incorporation.

Representations and Warranties; Covenants

The Business Combination Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type. Atlas has also agreed to take all action within its power as may be necessary or appropriate such that, effective immediately after the Closing, the Atlas board of directors will be divided into three classes and be composed of a total of seven directors, which directors shall include an individual designated by Atlas, three individuals designated by Archer and three individuals to be identified by Archer in consultation with Atlas who qualify as “independent directors” under the listing rules of the New York Stock Exchange.

Conditions to Each Party’s Obligations

The obligations of Atlas and Archer to consummate the Business Combination are subject to certain closing conditions, including, but not limited to, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the absence of any law or governmental order or other legal restraint or prohibition preventing the consummation of the Business Combination, (iii) the Registration Statement (as defined below) being declared effective under the Securities Act of 1933, as amended (the “Securities Act”), (iv) the shares of New Class A Common Stock to be issued in connection with the Business Combination having been approved for listing on the New York Stock Exchange, (v) the approval of Atlas’ stockholders, (vi) the approval of Archer’s stockholders and (vii) Atlas having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended) remaining after the Closing.

In addition, the obligation of Archer to consummate the Business Combination is subject to, among other conditions, the aggregate cash proceeds from Atlas’ trust account, together with the proceeds from the PIPE Financing (as defined below), equaling no less than $600,000,000 (after deducting any amounts paid to Atlas shareholders that exercise their redemption rights in connection with the Business Combination).

Termination

The Business Combination Agreement may be terminated under certain circumstances prior to the Closing, including, but not limited to, (i) by mutual written consent of Atlas and Archer, (ii) by either Atlas or Archer if the other party breaches its representations, warranties or covenants such that the conditions set forth in the Business Combination Agreement would not be satisfied, and such party fails to cure such breach (other than for certain limited exceptions), (iii) by either Atlas or Archer if the Business Combination is not consummated by September 10, 2021, (iv) by either Atlas or Archer if any governmental entity issues an order or taken any other action permanently enjoining, restraining or otherwise prohibiting the Business Combination and such order or other action has become final and non-appealable, (v) by either Atlas or Archer if certain required approvals are not obtained from the Atlas stockholders after the conclusion of a meeting of Atlas’ stockholders held for such purpose at which such shareholders voted on such approvals, and (vi) by Atlas if (A) the Transaction Support Agreements are not executed and delivered to Atlas within one business day of the signing date of the Business Combination Agreement, (B) Archer’s stockholders do not deliver, within one business day of the Registration Statement being declared effective under the Securities Act, to Atlas a written consent approving the Business Combination (the “Stockholder Written Consent”) or (C) Archer does not deliver, within one business day of the Registration Statement being declared effective under the Securities Act, to Atlas a written consent approving the conversion of all shares of preferred stock of Archer into shares of common stock of Archer immediately prior to the Closing (the “Conversion Written Consent”).

If the Business Combination Agreement is validly terminated, none of the parties to the Business Combination Agreement will have any liability or any further obligation under the Business Combination Agreement, other than customary confidentiality obligations, except in the case of Willful Breach or Fraud (each, as defined in the Business Combination Agreement).

PIPE Financing (Private Placement)

Concurrently with the execution of the Business Combination Agreement, Atlas entered into subscription agreements (the “Subscription Agreements”) with certain investors Pursuant to the Subscription Agreements, each investor agreed to subscribe for and purchase, and Atlas agreed to issue and sell to such investors, on the Closing Date (as defined in the Business Combination Agreement) immediately following the Closing (as defined in the Business Combination Agreement), an aggregate of 60,000,000 shares of Atlas’ Class A Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $600 million (the “PIPE Financing”).

The closing of the PIPE Financing is contingent upon, among other things, the substantially concurrent consummation of the Business Combination. The Subscription Agreements provide that Atlas will grant the investors in the PIPE Financing certain customary registration rights.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from August 26, 2020 (inception) through December 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from August 26, 2020 (inception) through December 31, 2020, we had a net loss of $131,310, which resulted from operating and formation costs of $159,947 and franchise tax expense of $69,945, which was partially offset by an unrealized gain on marketable securities held in Trust Account in the amount of $98,582.

Liquidity and Capital Resources

On October 30, 2020, we consummated an Initial Public Offering of 50,000,000 units generating gross proceeds to the Company of $500,000,000. Simultaneously with the consummation of the initial public offering, we completed the private sale of 8,000,000 warrants to Atlas Crest Investment LLC at a purchase price of $1.50 per warrant (the "Private Placement Warrants"), generating gross proceeds of $12,000,000. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in a trust account (the "Trust Account"). If we do not complete an initial business combination within 24 months from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

For the period from August 26, 2020 (inception) through December 31, 2020, net cash used in operating activities was $564,933, which was due to our net loss of $131,310, unrealized gain on investments in the Trust Account of $98,582 and changes in working capital of $335,041.

For the period from August 26, 2020 (inception) through December 31, 2020, net cash used in investing activities of $500,000,000 was the result of the amount of net proceeds from the Initial Public Offering being deposited to the Trust Account.

Net cash provided by financing activities for the period from August 26, 2020 (inception) through December 31, 2020 of $501,490,856 was comprised of $490,000,000 in proceeds from the issuance of Units in the Initial Public Offering net of underwriter's discount paid, $12,000,000 in proceeds from the issuance of warrants in a private placement to our Sponsor, proceeds from the issuance of a promissory note to our Sponsor of $300,000, and $25,000 from the issuance of Class B common stock to our Sponsor, offset by the payment of $534,144 for offering costs associated with the Initial Public Offering and repayment of the outstanding balance on the promissory note to our Sponsor of $300,000.

As of December 31, 2020, we had cash of $925,923 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

We do not believe we will need to raise additional funds following the Initial Public Offering in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our Initial Public Offering and the sale of the private placement units and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2020.

Contractual Obligations

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement that was effective with the Initial Public Offering, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering our securities. We will bear the expenses incurred in connection with the filing of any such registration statements.

Business Combination Marketing Agreement

We engaged the representative of the underwriters and Moelis & Company LLC, an affiliate of the Sponsor, in connection with a Business Combination to assist us in holding meetings with our stockholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with a Business Combination, assist us in obtaining stockholder approval for the Business Combination and assist us with press releases and public filings in connection with the Business Combination. We will pay the representative of the underwriters and Moelis & Company LLC a cash fee for such services upon the consummation of the Business Combination of 2.25% ($11,250,000) and 1.25% ($6,250,000), respectively, or 3.5% ($17,500,000), in the aggregate, of the gross proceeds of the Initial Public Offering. A portion of such fee may be re-allocated or paid to members of FINRA that assist us in consummating our Business Combination.

Advisory and Placement Agent Services Engagement Letters

We engaged Moelis & Company LLC, an affiliate of our Sponsor, in connection with the Business Combination to act as our financial advisor and exclusive placement agent for the PIPE financing pursuant to engagement letters entered into between Atlas and Moelis & Company LLC. Upon completion of the Business Combination, approximately $24,000,000 in aggregate M&A advisory fees and placement agent fees will be payable to Moelis & Company LLC pursuant to these engagement letters.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. As of December 31, 2020, 49,635,954 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Earnings ( Loss) Per Share

Net earnings (loss) per share is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 24,666,667 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of earnings (loss) per share for common shares subject to possible redemption and applies the two-class method in calculating earnings (loss) per share. Net earnings per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the allocable interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 16 of this Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of the date of this Report, our directors and officers are as set forth in the table below. There are no family relationships between any of our directors or senior management. There are no arrangements or understandings with major shareholders, customers, suppliers or others, pursuant to which any person referred to above was selected as a director or member of senior management. The Company is not aware of any agreements or arrangements between any director and any person or entity other than the Company relating to the compensation or other payments in connection with such director’s candidacy or service as a director of the Company.

Name	Age	Position
Kenneth Moelis	62	Chairman
Michael Spellacy	49	Chief Executive Officer and Director
Taylor Rettig	38	Chief Operating Officer and Head of Corporate Development
Christopher Callesano	47	Chief Financial Officer
David Fox	63	Director
Eileen Murray	62	Director
Todd Lemkin	45	Director
Emanuel Pearlman	60	Director

Kenneth Moelis has served as the Chairman of our Board of Directors since inception and was our interim Chief Executive Officer from inception to the date of appointment of Mr. Spellacy as Chief Executive Officer. Mr. Moelis is also the non-executive Chairman of the Board of each of Atlas Crest Investment Corp. II, Atlas Crest Investment Corp. III, Atlas Crest Investment Corp. IV and Atlas Crest Investment Corp. V, each a blank check company whose respective sponsor is an affiliate of Moelis. Mr. Moelis is Chairman of the Board of Directors and has served as Chief Executive Officer of Moelis since 2007. Mr. Moelis has almost 40 years of investment banking and mergers and acquisitions experience. Prior to founding our Company, Mr. Moelis founded Moelis, a global independent investment bank, and its affiliate, Moelis Asset Management LP, an alternative asset management firm with approximately $6 billion of assets under management across private equity, direct lending, credit funds, and structured products. Since its inception, Moelis has advised on approximately $3.5 trillion of transactions including mergers and acquisitions, restructurings and recapitalizations. Mr. Moelis led Moelis’ initial public offering in 2014 while being named EuroMoney’s Banker of the Year. Since its IPO, Moelis has organically grown revenues by over 80% and has generated a total shareholder return of over 125%, including quarterly and special dividends.

Prior to founding Moelis, Mr. Moelis worked at UBS from 2001 to 2007, where he was most recently President of UBS Investment Bank and previously Joint Global Head of Investment Banking. Before joining UBS, Mr. Moelis was Head of Corporate Finance at Donaldson, Lufkin & Jenrette, where he worked from 1990 through 2000. Mr. Moelis began his career as an investment banker with Drexel Burnham Lambert in 1981. Mr. Moelis serves on the University of Pennsylvania Board of Trustees, the Wharton Board of Overseers, the Ronald Reagan UCLA Medical Center Board of Advisors and was formerly Chair and Director on the Tourette Association of America Board. Mr. Moelis holds a B.S. and an M.B.A. from the Wharton School at the University of Pennsylvania.

Michael Spellacy was appointed our Chief Executive Officer on October 2, 2020 and a director on October 14, 2020. Mr. Spellacy is also the Chief Executive Officer and a director of Atlas Crest Investment Corp. II, Atlas Crest Investment Corp. III, Atlas Crest Investment Corp. IV and Atlas Crest Investment Corp. V. Mr. Spellacy has extensive experience in technology, data and analytics, capital markets and private equity and has worked as an investor, investment banker and consultant. Most recently, Mr. Spellacy was a Senior Managing Director at Accenture plc and Global Industry Leader of Accenture Capital Markets while overseeing Accenture’s Asset Management, Wealth Management and Investment and Trading businesses. Accenture plc is a multinational Fortune Global 500 professional services firm with 2020 revenues of over $44 billion. Mr. Spellacy began his role at Accenture in 2017.

Prior to Accenture, Mr. Spellacy was a Senior Partner, Asset and Wealth Management, at PricewaterhouseCoopers from 2015 to 2017 and prior to that role, Mr. Spellacy was a Partner at Broadhaven Capital, an industry leading independent investment bank and private equity investor servicing the financial services and technology sectors from 2013 to 2015. Prior to Broadhaven, Mr. Spellacy was a Senior Executive, Management Committee Advisor at Bridgewater Associates, a widely recognized asset manager from 2009 to 2013. Mr. Spellacy led Bridgewater’s $130 billion assets under management transformation program. Prior to Bridgewater, Mr. Spellacy was a Partner and Managing Director at the Boston Consulting Group from 2003 to 2009 where he helped guide the firm’s global Alternative Investments Practice providing strategic business advisory services to global asset managers, sovereign wealth funds and asset owners. He received his B.S. in Economics from the London School of Economics and MBA from the University of Hartford.

Taylor Rettig was appointed our Chief Operating Officer and Head of Corporate Development on October 14, 2020. Mr. Rettig most recently served as the Chief Executive Officer of Draper James, a lifestyle brand founded by Reese Witherspoon, from 2017 to 2020. While at Draper James, Mr. Rettig was also a Partner at JH Partners, a San Francisco based investment firm, a role he served in since 2014, and previously held a number of increasingly senior roles at JH Partners during his initial tenure with the firm from 2007 to 2013. From 2013 to 2014, Mr. Rettig served as the Chief Strategy Officer of Alex and Ani, a rapidly growing trend jewelry business into which Mr. Rettig had previously led a growth equity investment on behalf of JH Partners. Mr. Rettig began his career as an investment banker with Morgan Joseph & Co. Mr. Rettig is an active member of Young Presidents’ Organization (“YPO”) and received his A.B. in Politics from Princeton University.

Christopher Callesano has served as our Chief Financial Officer since inception. Mr. Callesano is also the Chief Financial Officer of Atlas Crest Investment Corp. II, Atlas Crest Investment Corp. III, Atlas Crest Investment Corp. IV and Atlas Crest Investment Corp. V. Mr. Callesano is currently a Managing Director of Moelis and has served as its Principal Accounting Officer since 2016 and its Corporate Controller since 2010. From 2008 to 2010, Mr. Callesano was Senior Managing Director of Financial Reporting and Accounting Policy at NASDAQ OMX where he was responsible for preparing the financial statements filed with the SEC. Previously, Mr. Callesano worked at Merrill Lynch from 2004 to 2008, most recently as Director of Corporate Reporting. Prior to joining Merrill Lynch, Mr. Callesano held various other accounting positions, including as an auditor with Ernst & Young. Mr. Callesano holds a B.S. in Accounting from Penn State University and an M.B.A. in Finance from the Stern School of Business at New York University. He is a Certified Public Accountant licensed in New York State.

David Fox, a Director, was most recently a senior partner at Kirkland & Ellis LLP from 2009 to 2019 and served as a member of its Global Executive Management Committee. Prior to joining Kirkland, Mr. Fox worked at Skadden, Arps, Slate, Meagher & Flom LLP from 1983 to 2009, where he was most recently a partner and a member of its top governing committee. Mr. Fox is a director of Atrium European Real Estate Limited, Gamida Cell Ltd., Israel Discount Bank of New York, MediWound Ltd. and Atlas Crest Investment Corp. II. Mr. Fox is also a member of the board of directors at the Park Avenue Armory and a member of the advisory board of New Alternatives for Children, In addition, Mr. Fox is on the board of governors and an honorary fellow of the Hebrew University, Jerusalem, where he received his LLB. We believe Mr. Fox’s extensive transactional and management experience make him well qualified to serve on our board of directors.

Eileen Murray, a Director, most recently served as Co-Chief Executive Officer of Bridgewater Associates from 2011 to 2020. Prior to joining Bridgewater in 2009, Ms. Murray served as CEO for Investment Risk Management LLC in 2009 and previously served as President and Co-CEO of Duff Capital Advisors from 2008 to 2009. Ms. Murray began her professional career in 1984 at Morgan Stanley, where she held several senior positions including Controller, Treasurer, and Global Head of Technology and Operations, as well as Chief Operating Officer for the firm’s Institutional Securities Group. From 2002 to 2005, Ms. Murray was Head of Global Technology, Operations and Product Control at Credit Suisse and served on the firm’s management and executive board. Ms. Murray currently serves as the Chair of the Financial Industry Regulatory Authority (“FINRA”), a self-regulating organization for US financial securities firms. She is a non-executive Director of HSBC Holdings and serves on the Audit Committee, Group Risk Committee and Nomination & Corporate Governance Committee. She is also a non-executive Director at Compass (real estate) and of Guardian Life Insurance Company of America. She holds an honorary doctoral degree from Manhattan College, where she graduated with a B.S. in Accounting. We believe Ms. Murray’s extensive corporate strategy and management experience make her well qualified to serve on our board of directors.

Todd Lemkin, a Director, is a Partner and Chief Investment Officer of Canyon Partners, LLC. Mr. Lemkin is also a director of Atlas Crest Investment Corp. II. Mr. Lemkin’s primary focus is on the cable, media, telecom, satellite, real estate, gaming and packaging sectors in the U.S. Mr. Lemkin also oversees Canyon’s European investment effort and the firm’s London office. Prior to joining Canyon in 2003, Mr. Lemkin was with Scoggin Capital Management in New York, where he focused on analyzing securities of distressed and bankrupt companies. Mr. Lemkin was also an Investment Banker in the Healthcare Group of Bank of America Securities and the Mergers & Acquisitions Group of Lehman Brothers. Mr. Lemkin is a graduate of the University of California, Berkeley. We believe Mr. Lemkin’s years of experience investing across a broad range of sectors, his international perspectives and financial structuring expertise make him well qualified to serve on our board of directors.

Emanuel Pearlman, a Director, currently serves as Chairman and Chief Executive Officer of Liberation Investment Group, a New York based investment management and financial consulting firm, which he founded in 2003. Mr. Pearlman was appointed to the board of Atlas Crest Investment Corp. II in February 2021, where he serves as the Chairman of the Audit Committee and a member of the Compensation Committee and the Nominating and Corporate Governance Committee. He was appointed to the board of AMI 1 LLC, the owner of Associated Materials, Inc., in September 2020. Mr. Pearlman has been a member of the Board of Directors of Network-1 Technologies, Inc. since 2012, where he serves as Chairman of the Audit Committee and a member of the Nominating and Corporate Governance Committee. Mr. Pearlman previously served as a director of Empire Resorts from 2010 to 2019 including as Executive Chairman of the Board from 2016 to 2019 and Non-Executive Chairman of the Board from 2010 to 2016. Mr. Pearlman was a member of the Board of Directors of CEVA Logistics AG from May 2018 to October 2019 and served on its Audit Committee from May 2018 to October 2019 and its Nomination and Governance Committee from May 2018 to May 2019. From 2013 through 2018, he served on the Board of Directors of CEVA Holdings, LLC. From 2018 through 2019, Mr. Pearlman served on the Board of Managers and as President of each of SRC O.P. LLC, SRC Facilities LLC and SRC Real Estate (TX) LLC, which are special purpose bankruptcy remote limited liability companies with ownership of approximately 100 real estate properties of Sears. From May 2017 through September 2017, Mr. Pearlman served on the Board of Directors of ClubCorp Holdings where he served on the Strategic Review Committee, and from 2009 to 2014, he served as the sole independent director of the Fontainebleau Miami JV LLC, which owned and operated the Fontainebleau Hotel in Miami Beach. Mr. Pearlman served as a member of the Board of Directors of Dune Energy from 2012 to 2013 and Jameson Inns, Inc. from January 2012 to December 2012. He also served as a director of Multimedia Games, Inc. from 2006 to 2010. Mr. Pearlman is a director nominee to the boards of Atlas Crest Investment Corp. III, Atlas Crest Investment Corp. IV and Atlas Crest Investment Corp. V and expects to serve as the Chairman of the Audit Committee and to be a member of the Compensation Committee and the Nominating and Corporate Governance Committee for each of these boards. Mr. Pearlman holds an MBA from Harvard Business School and a B.A. in Economics from Duke University. We believe Mr. Pearlman’s broad investing background and extensive board experience make him well qualified to serve on our board of directors.

Employees

We currently have 3 executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Committees of the Board of Directors

Our board of directors have three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the NYSE rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the NYSE rules require that the compensation committee and nominating and corporate governance committee of a listed company be comprised solely of independent directors.

Audit Committee

Mr. Fox, Ms. Murray, Mr. Lemkin and Mr. Pearlman serve as members of our audit committee, and Mr. Pearlman is the chair the audit committee. All members of our audit committee are independent of and unaffiliated with our sponsor and our underwriters.

Each member of the audit committee is financially literate and our board of directors has determined that each of Mr. Pearlman and Ms. Murray qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

Our audit committee charter details the principal functions of the audit committee, including:

•    assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•     pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

•    setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•      meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•     reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Mr. Fox, Ms. Murray, Mr. Lemkin and Mr. Pearlman serve as members of our compensation committee. Ms. Murray is the chair of the compensation committee.

Our compensation committee charter details the principal functions of the compensation committee, including:

•      reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•      reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

•      reviewing our executive compensation policies and plans;

•      implementing and administering our incentive compensation equity-based remuneration plans;

•      assisting management in complying with our proxy statement and annual report disclosure requirements;

•      approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•      producing a report on executive compensation to be included in our annual proxy statement; and

•      reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor of $10,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses and the potential payment of the Marketing Fee to the representative of the underwriter and Moelis & Company LLC and advisory fees to Moelis or another affiliate of the sponsor for financial advisory services provided in connection with an initial business combination, no compensation of any kind, including finders, consulting or other similar fees, will be paid by us to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

Mr. Fox, Ms. Murray, Mr. Lemkin and Mr. Pearlman serve as members of our nominating and corporate governance committee. Mr. Fox is the chair the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee will be to assist the board in:

•      identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

•      developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•      coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the Company; and

•      reviewing on a regular basis our corporate governance and recommending improvements as and when necessary.

•     The nominating and corporate governance committee is governed by a charter that complies with the rules of the NYSE.

Guidelines for Selecting Director Nominees

Our nominating and corporate governance committee will recommend to the board of directors candidates for nomination for election at the annual meeting of stockholders.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our Class A ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2020 there were no delinquent filers.

Code of Business Conduct and Ethics

We have adopted a code of ethics applicable to our directors, officers and employees (our “Code of Ethics”). A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors are indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Except with respect to any public shares they may acquire in the Initial Public Offering or thereafter (in the event we do not consummate an initial business combination), our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account, and not to seek recourse against the trust account for any reason whatsoever, including with respect to such indemnification.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•       the corporation could financially undertake the opportunity

•       the opportunity is within the corporation’s line of business; and

•       it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

All of our officers and directors have fiduciary and contractual duties to the AC SPACs. If our Business Combination does not consummate and we are pursuing other suitable initial business combination counterparties, any of the AC SPACs may compete with us for business combination opportunities. If any of the AC SPACs decides to pursue any such opportunity, we may be precluded from pursuing such opportunities. Subject to his or her fiduciary duties under Delaware law, which are limited by our renunciation of our interest in any corporate opportunity as described below, none of the members of our management team who are also employed by, or directors of, our sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. Our sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Our management team, in their capacities as directors, officers or employees of our sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Delaware law and any other applicable fiduciary duties which are limited by our renunciation of our interest in any corporate opportunity as described herein.

Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary, contractual or other obligations to other entities including, without limitation, the AC SPACs, or to clients of Moelis, or other affiliates of our sponsor pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary, contractual or other obligations, including the AC SPACs, he or she will honor his or her fiduciary, contractual or other obligations to present such opportunity to such entity and only present it to us if such entity rejects the opportunity and he or she determines to present the opportunity to us (including as described above). These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. For example, a business combination opportunity may be suitable for one or more of the AC SPACs and us and our officers and directors may choose to direct such opportunity to one or more of the AC SPACs before presenting to our company, meaning we could find less suitable acquisition opportunities and could limit our ability to find a business combination that we find attractive. However, we do not believe that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete an initial business combination.

Moelis is a member and affiliate of our sponsor. Moelis has an economic interest in approximately 7% of our Class B Common Stock and approximately 600,000 warrants. Moelis is a leading independent investment banking and advisory firm which provides advice on mergers and acquisitions, financial restructurings, valuation and capital structure to companies, institutions and governments. Moelis is continuously made aware of potential business opportunities, one or more of which we may desire to pursue for an initial business combination. While Moelis may become aware of a potential transaction that is an attractive opportunity for us, Moelis will not have any duty or other obligation to offer acquisition opportunities to us. In addition, our officers and directors may have a duty to offer acquisition opportunities to clients of Moelis, or our other affiliates or other entities to which they owe duties. As a result, our affiliates and their respective clients may compete with us for acquisition opportunities in the same industries and sectors as we may target for our initial business combination. If any of them decide to pursue any such opportunity, we may be precluded from procuring such opportunities.

Conflicts may arise from Moelis’ affiliation with us, its provision of services both to us and to third-party clients, as well as from actions undertaken by Moelis for its own account. Moelis is often engaged as a financial advisor, or placement agent, to corporations and other entities and their directors and managers in connection with the sale of those entities, their assets or their subsidiaries. Clients generally require Moelis to act exclusively on their behalf and as a result and/or for other reasons, we may be precluded from attempting to acquire securities of the business being sold or otherwise participating as a buyer in the transaction. Alternatively, Moelis, or another affiliate of our sponsor, may be a financial advisor to a target business that we pursue a business combination with and Moelis, or another affiliate of our sponsor, may receive fees from the target business in connection with a business combination. Moelis also represents potential buyer’s businesses and may be incentivized or obligated to direct an opportunity to one of these buyers in lieu of us, thereby eliminating or reducing the investment opportunity available to us.

In the event we seek to complete our initial business combination with a company that is affiliated with, or which there is a fiduciary, contractual or other obligation by, our sponsor, officers or directors, we, or a committee of independent directors, may obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority, or FINRA, or an independent accounting firm that the consideration to be paid by us in initial business combination is fair to our company from a financial point of view. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity.

Our executive officers are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities. However, we do not expect either potential conflicts of interest or the time taken by our management team’s other duties to present a significant constraint in our ability to identify, diligence and execute potential business combinations.

Our officers and directors, Moelis or its affiliates may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates and the director and officer teams. However, we do not expect that any such other blank check company would materially affect our ability to complete our initial business combination.

Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual or other obligations:

Individual	Entity	Entity's Business	Affiliation
Kenneth Moelis	Moelis & Company	Global Investment Banking Firm	Chief Executive Officer and Chairman, controls approximately 45% of the outstanding voting interests in Moelis & Company as of February 23, 2021
	Moelis Asset Management LP	Securities and Investment Management Firm	Management Committee Member, Managing Member of the General Partner of Moelis Asset Management LP
	Moelis Australia	Securities and Investment Management Firm	Director
	Atlas Crest Investment Corp. II	Special Purpose Acquisition Company	Chairman of the Board of Directors
	Atlas Crest Investment Corp. III	Special Purpose Acquisition Company	Chairman of the Board of Directors
	Atlas Crest Investment Corp. IV	Special Purpose Acquisition Company	Chairman of the Board of Directors
	Atlas Crest Investment Corp. V	Special Purpose Acquisition Company	Chairman of the Board of Directors

Michael Spellacy	Atlas Crest Investment Corp. II	Special Purpose Acquisition Company	CEO and Director
	Atlas Crest Investment Corp. III	Special Purpose Acquisition Company	CEO and Director
	Atlas Crest Investment Corp. IV	Special Purpose Acquisition Company	CEO and Director
	Atlas Crest Investment Corp. V	Special Purpose Acquisition Company	CEO and Director

Christopher Callesano	Moelis & Company	Global Investment Banking Firm	Principal Accounting Officer and Controller
	Atlas Crest Investment Corp. II	Special Purpose Acquisition Company	Principal Accounting Officer and Controller
	Atlas Crest Investment Corp. III	Special Purpose Acquisition Company	Principal Accounting Officer and Controller
	Atlas Crest Investment Corp. IV	Special Purpose Acquisition Company	Principal Accounting Officer and Controller
	Atlas Crest Investment Corp. V	Special Purpose Acquisition Company	Principal Accounting Officer and Controller

David Fox	Atrium European Real Estate Limited	Real Estate Company	Director
	Gamida Cell Ltd.	Biopharmaceutical Company	Director
	Israel Discount Bank of New York (IDB Bank)	Financial Services Company	Director
	MediWound Ltd.	Biopharmaceutical Company	Director
	Atlas Crest Investment Corp. II	Special Purpose Acquisition Company	Director
Todd Lemkin	Canyon Partners, LLC	Investment Management Firm	Chief Investment Officer
	Atlas Crest Investment Corp. II	Special Purpose Acquisition Company	Director
Eileen Murray	HSBC Holdings PLC	Financial Services Holding Company	Director
	Guardian Life Insurance Co of America	Insurance Company	Director
	Urban Compass Inc (Compass)	Real Estate Company	Director
	Financial Industry Regulatory Authority (FINRA	Self-Regulatory Organization of Financial Services Companies	Chair, Board of Governors
Emanuel Pearlman	Liberation Investment Group LLC	Investment Management and Financial Consulting Firm	Chairman and Chief Executive Officer
	Network-1 Technologies, Inc.	Intellectual Property Company	Director
	AMI 1 LLC	Manufacturing and Distribution Company	Director
	LSC Communications	Printing	Director
	Atlas Crest Investment Corp. II	Special Purpose Acquisition Company	Director
	Atlas Crest Investment Corp. III - V	Special Purpose Acquisition Companies	Director Nominee

Potential investors should also be aware of the following other potential conflicts of interest:

•	Our executive officers and directors are not required to, and will not, commit any specified period of to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which they may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities or clients of the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our initial stockholders purchased founder shares private placement warrants. Our initial stockholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they hold in connection with the completion of our initial business combination. The other members of our management team have entered into agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them in or after the Initial Public Offering.. Additionally, our initial stockholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Furthermore, at the time of our Public Offering, our initial stockholders agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (i) one year after the completion of our initial business combination and (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lockup. Subject to certain limited exceptions, the private placement warrants are not be transferable until 30 days following the completion of our initial business combination. In connection with the Business Combination, the lock-up described above was decreased to six months. Because each of our executive officers and directors own common stock or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•	Our officers and directors, Moelis or its affiliates may sponsor, form or participate in other blank check companies similar to ours, including without limitation the AC SPACs, during the period in which we are seeking an initial business combination.

•	The Company entered into an agreement, commencing on the effective date of the Public Offering, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support.

•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination

•	We engaged Moelis & Company LLC and the representative of the underwriters of our Public Offering to provide services in connection with our initial business combination and will pay an aggregate Marketing Fee to Moelis & Company LLC and the representative of the underwriters upon consummation of the Business Combination in the amount of $17,500,000 with $6,250,000 of the Marketing Fee paid to Moelis & Company LLC and we have engaged Moelis as a financial advisor and exclusive placement agent in connection with our Business Combination and will pay such affiliate a financial advisory fee of $24,000,000 upon consummation of the Business Combination.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, may obtain an opinion from an independent investment bank which is a member of FINRA or a valuation or appraisal firm, that the consideration to be paid by us in such initial business combination is fair to our company from a financial point of view. We pay our sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders have agreed to vote their founder shares, and they and the other members of our management team have agreed to vote any founder shares they hold and any shares purchased during or after the offering in favor of our initial business combination.

Item 11. Executive Compensation.

From October 30, 2020 through December 31, 2020, we paid our Sponsor an aggregate fee of up to $10,000 per month for providing us with office space and certain office and secretarial services.

Other than the administrative fee of up to $10,000 per month and the potential payment of the Marketing Fee to the representative of the underwriter and Moelis & Company LLC and advisory fees to Moelis or another affiliate of the sponsor for financial advisory services provided in connection with an initial business combination, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees will be paid to our Sponsor, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive repayment of any loans from our Sponsor, officers and directors for working capital purposes and reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Grants of Plan-Based Awards and Outstanding Equity Awards at Fiscal Year-End

We do not have any equity incentive plans under which to grant awards.

Employment Agreements

We do not currently have any written employment agreements with any of our directors and officers.

Retirement/Resignation Plans

We do not currently have any plans or arrangements in place regarding the payment to any of our executive officers following such person’s retirement or resignation.

Director Compensation

We have not paid our directors fees in the past for attending board meetings. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. We reimburse each director for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 5, 2021 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers, directors and director; and

•	all of our officers and director as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

The beneficial ownership of our common stock is based on 62,500,000 shares of common stock issued and outstanding as of March 5, 2021, consisting of 50,000,000 shares of Class A common stock and 12,500,000 shares of Class B common stock.

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	NUMBER OF SHARES BENEFICIALLY OWNED (2)	APPROXIMATE PERCENTAGE OF OUTSTANDING COMMON STOCK
Directors, executive officers and Founders
Atlas Crest Investment LLC (3)	12,500,000	20.0%
Kenneth Moelis	12,500,000	20.0%
Michael Spellacy	—	—
Taylor Rettig	—	—
Christopher Callesano	—	—
David Fox	—	—
Todd Lemkin	—	—
Eileen Murray	—	—
Emanuel Pearlman	—	—
All executive officers and directors as a group (eight individuals)	12,500,000	20.0%

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED(4)	APPROXIMATE PERCENTAGE OF OUTSTANDING COMMON STOCK
Five Percent Holders
Canyon Capital Advisors LLC(5)	3,333,333	5.3%
CVI Investments, Inc. (6)	4,800,000	7.7%
Integrated Core Strategies (US) LLC(7)	2,607,400	4.2%
Linden Capital(8)	2,865,865	4.6%
Magnetar Financial LLC(9)	3,401,561	5.4%
Suvretta Capital Management(10)	2,600,000	4.7%

(1)	Unless otherwise noted, the business address of each of the following is 399 Park Ave., New York, New York 10022.

(2)	Interests shown consist solely of founder shares, classified as Class B common stock. Such shares will automatically convert into shares of Class A common stock upon the consummation of our initial business combination on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities.”

(3)	Atlas Crest Investment LLC is the record holder of the shares reported herein. Each of our officers and directors, other than Todd Lemkin, are among the members of Atlas Crest Investment LLC. Mr. Moelis is the sole managing member of Atlas Crest Investment LLC. Mr. Moelis has voting and investment discretion with respect to the common stock held of record by Atlas Crest Investment LLC. Mr. Moelis disclaims any beneficial ownership of any shares held by Atlas Crest Investment LLC except to the extent of his ultimate pecuniary interest. Moelis is a member of our sponsor and has an economic interest in approximately 7% of our Class B Common Stock and approximately 600,000 of our warrants.

(4)	Interests shown consist solely of Class A common stock.

(5)	According to a Schedule 13G filed with the SEC on February 16, 2020 by Canyon Capital Advisors LLC, Joshua S. Friedman and Mitchell R. Julis. The address of the filer is 2000 Avenue of the Stars, 11th Floor, Los Angeles, CA 90067.

(6)	According to a Schedule 13G filed with the SEC on December 14, 2020 by CVI Investments, Inc. and Heights Capital Management, Inc. The principal place of business of CVI Investments, Inc. is P.O. Box 309GT, Ugland House, South Church Street, George Town, Grand Cayman, KY1-1104, Cayman Islands. The principal place of business of Heights Capital Management, Inc. is 101 California Street, Suite 3250, San Francisco, California 94111.

(7)	According to a Schedule 13G filed with the SEC on November 2, 2020 by Integrated Core Strategies (US) LLC, ICS Opportunities, Ltd., Millennium International Management LP, Millenium Management LLC, Millenium Group Management LLC. The address of the filer is 666 Fifth Avenue, New York, New York 10103.

(8)	According to a Schedule 13G filed with the SEC on November 5, 2020 by Linden Capital L.P., Linden GP LLC, Linden Advisors LP and Siu Min Wong. The address of the filer is 590 Madison Avenue, 15th floor, New York, New York 10022.

(9)	According to Schedule 13G filed with the SEC on February 11, 2020 by Magnetar Financial LLC, Magnetar Capital Partners LP, Supernova Management LLC and Alec N. Litowitz. The address of the filer is 1603 Orrington Avenue, 13th floor, Evanston, Illinois 60201.

(10)	According to a Schedule 13G filed with the SEC on February 16, 2020 by Suvretta Capital Management, LLC, Suvretta Master Fund, Ltd. And Aaron Cowen. The address of Suvretta Capital Management and Aaron Cowen is 530 Madison Avenue, 7th Floor, New York, New York 10022. The address of Suvretta Master Fund, Ltd. is P.O. Box 309, Ugland House, Grand Cayman KY1-1104, Cayman Islands.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On September 4, 2020, the Sponsor paid $25,000 in consideration for 14,375,000 shares of Class B common stock (the “Founder Shares”), of which 1,875,000 were forfeited in December 2022.

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

We recognized an aggregate of $20,000 in expenses incurred in connection with the aforementioned arrangements with the related parties on our Statements of Operations for the period from October 31, 2020 through December 31, 2020.

Advisory and Placement Agent Services Engagement Letters

The Company engaged Moelis & Company LLC, an affiliate of our Sponsor, in connection with the Business Combination to act as our financial advisor and exclusive placement agent for the PIPE financing pursuant to engagement letters entered into between Company and Moelis & Company LLC in February 2021. Upon completion of the Business Combination, approximately $24,000,000 in aggregate M&A advisory fees and placement agent fees will be payable to Moelis & Company LLC pursuant to these engagement letters.

Director Independence

Mr. Fox, Mr. Lemkin, Ms. Murray and Mr. Pearlman are each considered an “independent director” under the New York Stock Exchange standards, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Form 10-K and other required filings with the SEC for the year ended December 31, 2020 totaled approximately $88,000. The above amount includes interim procedures, audit fees, and consent issued for registration statements and comfort letters.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2020.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2020.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2020.

Pre-Approval Policy

Since the formation of our audit committee upon the consummation of our Initial Public Offering, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). The audit committee pre-approved all auditing services provided by Marcum set forth above for 2020.

Item 15. Exhibits, Financial Statement Schedules.

a.             The following documents are filed as part of this Annual Report on Form 10-K:

  Financial Statements: See "Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

b.             Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Business Combination Agreement dated February 10, 2021 between Registrant, Artemis Acquisition Sub Inc. and Archer Aviation Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (file No. 001-39668) filed with the SEC on February 10, 2021)
3.1	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (file No. 001-39668) filed with the SEC on November 2, 2020)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 (file No. 333-249289) filed with the SEC on October 21, 2020)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 (file No. 333-249289) filed with the SEC on October 21, 2020)
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form S-1 (file No. 333-249289) filed with the SEC on October 21, 2020)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1 (file No. 333-249289) filed with the SEC on October 21, 2020)
4.4	Warrant Agreement dated October 27, 20202 between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (file No. 001-39668) filed with the SEC on November 2, 2020)
10.1	Letter Agreement dated October 27, 2020 among the Registrant, Atlas Crest Investment LLC and each of the executive officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file No. 001-39668) filed with the SEC on November 2, 2020)

10.2	Investment Management Trust Agreement dated October 27, 2020 between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (file No. 001-39668) filed with the SEC on November 2, 2020)
10.3	Registration and Shareholder Rights Agreement dated October 27, 2020 among the Registrant, Atlas Crest Investment V LLC and the Holders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (file No. 001-39668) filed with the SEC on November 2, 2020)
10.4	Private Placement Warrants Purchase Agreement dated October 27, 2020 between the Registrant and Atlas Crest Investment V LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (file No. 001-39668) filed with the SEC on November 2, 2020)
10.5	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (file No. 001-39668) filed with the SEC on November 2, 2020)
10.6	Promissory Note issued to Atlas Crest Investment LLC (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 (file No. 333-249289) filed with the SEC on October 21, 2020)
10.7	Securities Subscription Agreement dated October 27, 2020 between the Registrant and Atlas Crest Investment V LLC (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 (file No. 333-249289) filed with the SEC on October 21, 2020)
10.8	Administrative Support Agreement dated October 27, 2020 between the Registrant and Atlas Crest Investment LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (file No. 001-39668) filed with the SEC on November 2, 2020)
10.10	Sponsor Letter Agreement dated February 10, 2021 between Registrant, Atlas Crest Investment LLC Archer Aviation, Inc. and each of the executive officers and directors of Registrant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file No. 001-39668) filed with the SEC on February 10, 2021)
10.11	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (file No. 001-39668) filed with the SEC on February 10, 2021)
24	Power of Attorney (included on signature page of this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer by Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of Chief Financial Officer by Rule 13a-14(a) or Rule 15d-14(a)*
32	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

**	Furnished herewith

(1)	[Incorporated by reference to the Company’s Form [•], filed with the SEC on [•]].

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas Crest Investment Corp.

Date: March 8, 2021	By:	/s/ Michael Spellacy
Name: Michael Spellacy
Title: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth Moelis and Michael Spellacy and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Kenneth Moelis Kenneth Moelis	Chairman of the Board	March 8, 2021

/s/ Michael Spellacy Michael Spellacy	Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2021

/s/ Christopher Callesano Christopher Callesano	Chief Financial (Principal Accounting Officer)	March 8, 2021

/s/ David Fox David Fox	Director	March 8, 2021

/s/ Todd Lemkin Todd Lemkin	Director	March 8, 2021

/s/ Eileen Murray Eileen Murray	Director	March 8, 2021

/s/ Emanuel Pearlman Emanuel Pearlman	Director	March 8, 2021

ATLAS CREST INVESTMENT CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Atlas Crest Investment Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Atlas Crest Investment Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from August 26, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 26, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

New York, NY

March 8, 2021

ATLAS CREST INVESTMENT CORP.

BALANCE SHEET

DECEMBER 31, 2020

Assets:
Current assets:
Cash	$925,923
Prepaid expenses	463,999
Total current assets	1,389,922
Investments held in Trust Account	500,098,582
Total Assets	$501,488,504

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$10,991
Accrued expenses	48,022
Franchise tax payable	69,945
Total liabilities	128,958

Commitments (Note 6)
Class A common stock, $0.0001 par value, subject to possible redemption; 49,635,954 shares at redemption value	496,359,540

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 364,046 shares issued and outstanding (excluding 49,635,954 shares subject to possible redemption)	36
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 12,500,000 shares issued and outstanding(1)	1,250
Additional paid-in capital	5,130,030
Accumulated deficit	(131,310)
Total stockholders' equity	5,000,006
Total Liabilities and Stockholders' Equity	$501,488,504

(1) Excludes 1,875,000 shares of Class B common stock that were forfeited by the underwriter due to expiration of over-allotment option occurring in December 2020 (see Note 5).

The accompanying notes are an integral part of these financial statements.

ATLAS CREST INVESTMENT CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 26, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Operating and formation costs	$159,947
Franchise tax expense	69,945
Loss from operations	(229,892)
Unrealized gain on investments held in Trust Account	98,582
Net loss	$(131,310)

Basic and diluted weighted average shares outstanding, Redeemable Class A Common Stock	49,635,954
Basic and diluted net earnings per share, Redeemable Class A Common Stock	$0.00
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	12,864,046
Basic and diluted net loss per share, Non-Redeemable Class A and Class B Common Stock	$(0.01)

The accompanying notes are an integral part of these financial statements.

ATLAS CREST INVESTMENT CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM AUGUST 26, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Common Stock
	Class A		Class B		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – August 26, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	—	—	14,375,000	1,438	23,562	—	25,000
Sale of 50,000,000 units in Initial Public Offering, net of offering costs of $10,534,144	50,000,000	5,000	—	—	489,460,856	—	489,465,856
Sale of 8,000,000 Private Placement Warrants	—	—	—	—	12,000,000	—	12,000,000
Forfeiture of Class B common stock(1)	—	—	(1,875,000)	(188)	188	—	—
Class A common stock subject to possible redemption	(49,635,954)	(4,964)	—	—	(496,354,576)	—	(496,359,540)
Net loss	—	—	—	—	—	(131,310)	(131,310)
Balance – December 31, 2020	364,046	$36	12,500,000	$1,250	$5,130,030	$(131,310)	$5,000,006

(1) Upon the expiration of the over-allotment option in December 2020, 1,875,000 shares of Class B common stock were forfeited (see Note 5).

The accompanying notes are an integral part of these financial statements.

ATLAS CREST INVESTMENT CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 26, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(131,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on investments held in Trust Account	(98,582)
Changes in operating assets and liabilities:
Prepaid expenses	(463,999)
Accounts payable	10,991
Accrued expenses	48,022
Franchise tax payable	69,945
Net cash used in operating activities	(564,933)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(500,000,000)
Net cash used in investing activities	(500,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from issuance of promissory note	300,000
Repayment of promissory note	(300,000)
Proceeds from initial public offering, net of underwriter's discount paid	490,000,000
Proceeds from sale of private placement warrants	12,000,000
Offering costs paid	(534,144)
Net cash provided by financing activities	501,490,856

Net change in cash	925,923

Cash - beginning of period	—
Cash - end of period	$925,923

Supplemental disclosure of noncash investing and financing activities:
Class A common stock subject to possible redemption	$496,359,540
Forfeiture of Class B common stock	$188

The accompanying notes are an integral part of these financial statements.

ATLAS CREST INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Atlas Crest Investment Corp. (the “Company” or "Atlas") is a blank check company incorporated in Delaware on August 26, 2020. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from August 26, 2020 (inception) through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering.

The registration statement for the Company's Initial Public Offering was declared effective on October 27, 2020. On October 30, 2020, the Company consummated the Initial Public Offering of 50,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $500,000,000, which is discussed in Note 3.

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

Transaction costs related to the issuances described above amounted to $10,534,144, consisting of $10,000,000 of underwriting fees and $534,144 of other costs. In addition, at December 31, 2020, $925,923 of cash was held outside of the Trust Account and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. New York Stock Exchange rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the signing of a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940. There is no assurance that the Company will be able to successfully effect a Business Combination.

ATLAS CREST INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders are entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity.

The Company will proceed with the Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the Business Combination is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, Atlas Crest Investment LLC (the "Sponsor") has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination or do not vote at all.

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

ATLAS CREST INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Liquidity

As of December 31, 2020, the Company had $925,923 in cash held outside of the Trust Account and working capital of $1,260,964.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, and a loan of $300,000 under an unsecured and non-interest bearing promissory note (see Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs are satisfied through the net proceeds from the private placement held outside of the Trust Account.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

ATLAS CREST INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

ATLAS CREST INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Investments Held in Trust Account

At December 31, 2020, the assets held in the Trust Account were held in U.S. Treasury securities and classified as trading.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of December 31, 2020, 49,635,954 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering and were charged to stockholders’ equity upon the completion of the Initial Public Offering. Accordingly, as of December 31, 2020, offering costs in the aggregate of $10,534,144 have been charged to stockholders’ equity (consisting of a $10,000,000 underwriting discount and $534,144 of other offering costs).

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ATLAS CREST INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Earnings ( Loss) Per Share

Net earnings (loss) per share is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 24,666,667 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of earnings (loss) per share for common shares subject to possible redemption and applies the two-class method in calculating earnings (loss) per share. Net earnings per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the allocable interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period from August 26, 2020 (Inception) through December 31, 2020
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Unrealized gain on investments held in Trust Account	$97,864
Franchise tax expense	(69,436)
Net earnings	$28,428
Denominator: Weighted average Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding, Redeemable Class A Common Stock	49,635,954
Basic and diluted net earnings per share, Redeemable Class A Common Stock	$0.00

Non-Redeemable Class A and Class B Common Stock
Numerator: Net loss minus net earnings
Net loss	$(131,310)
Net earnings	(28,428)
Non-redeemable net loss	$(159,738)
Denominator: Weighted average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	12,864,046
Basic and diluted net loss per share, Non-Redeemable Class A and Class B Common Stock	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The Company applies ASC Topic 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

ATLAS CREST INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The carrying amounts reflected in the balance sheet for cash, prepaid expenses and accrued offering costs approximate fair value due to their short-term nature.

Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

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

The Company granted the underwriter a 45-day option to purchase up to 7,500,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The over-allotment option expired without being exercised in any part. The underwriter was paid a cash underwriting discount of $0.20 per Unit, or $10,000,000 in the aggregate upon the closing of the Initial Public Offering.

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

ATLAS CREST INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On September 4, 2020, the Sponsor paid $25,000 in consideration for 14,375,000 shares of Class B common stock (the “Founder Shares”). The Founder Shares included an aggregate of up to 1,875,000 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). Upon the expiration of the over-allotment option in December 2020, 1,875,000 shares of Class B common stock were forfeited, resulting in an aggregate of 12,500,000 Founder Shares outstanding.

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

ATLAS CREST INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Business Combination Marketing Agreement

The Company engaged the representative of the underwriters and Moelis & Company LLC, an affiliate of the Sponsor, in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay the representative of the underwriters and Moelis & Company LLC a cash fee for such services upon the consummation of the Business Combination of 2.25% ($11,250,000) and 1.25% ($6,250,000), respectively, or 3.5% ($17,500,000), in the aggregate, of the gross proceeds of the offering including the gross proceeds from the full or partial exercise of the underwriters’ over-allotment option. A portion of such fee may be re-allocated or paid to members that assist the Company in consummating its Business Combination.

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

NOTE 7. STOCKHOLDERS' EQUITY

Preferred stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company's common stock are entitled to one vote for each share. At December 31, 2020, there were 364,046 shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company's common stock are entitled to one vote for each share. At December 31, 2020, there were 12,500,000 shares of Class B common stock issued and outstanding. In December 2020, the underwriters’ over-allotment option expired and as a result the Sponsor forfeited 1,875,000 shares of Class B common stock.

ATLAS CREST INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares are issued upon exercise of the Public Warrants. The Public Warrants are exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

ATLAS CREST INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants for redemption:

•      in whole and not in part;

•      at a price of $0.01 per Public Warrant;

•      upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•     if, and only if, the closing price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after the warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders.

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

ATLAS CREST INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 9. INCOME TAX

The Company’s net deferred tax assets (liabilities) as of December 31, 2020 is as follows:

Deferred tax assets:
Start-up costs	$33,188
Net operating loss carryforwards	14,688
Total deferred tax assets	47,876
Valuation allowance	(27,174)

Deferred tax liabilities:
Unrealized gain on investments	(20,702)
Total deferred tax liabilities	(20,702)
Deferred tax assets, net of allowance	$—

The income tax provision for the period from August 26 (inception) through December 31, 2020 consists of the following:

Federal
Current	$—
Deferred	(27,174)

State
Current	—
Deferred	—
Change in valuation allowance	27,174
Income tax provision	$—

As of December 31, 2020, the Company has available U.S. federal operating loss carry forwards of approximately $70,000 that may be carried forward indefinitely.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period ended December 31, 2020, the valuation allowance was $27,174.

ATLAS CREST INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Other	(0.3)%
Change in valuation allowance	(20.7)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction, and New York which remain open and subject to examination.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level 1	Level 2	Level 3
Investments held in Trust Account:
Money Market investments	$500,098,582	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. There were no transfers between levels of the hierarchy for the year ended December 31, 2020.

NOTE 10. SUBSEQUENT EVENTS

Business Combination Agreement

On February 10, 2021, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, Artemis Acquisition Sub Inc., a Delaware corporation (“Artemis Merger Sub”), and Archer Aviation Inc., a Delaware corporation (“Archer”).

The Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of each of the Company and Archer.

ATLAS CREST INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Business Combination Agreement provides for, among other things, the following transactions on the date of closing of the Business Combination (the “Closing”): (i) Atlas will amend and restate its certificate of incorporation (the “Post-Closing Atlas Certificate of Incorporation”), pursuant to which, among other things, Atlas will have a dual class share structure with (A) shares of Class A common stock that will carry voting rights in the form of one vote per share (the “New Class A Common Stock”), and (B) shares of Class B common stock that will carry voting rights in the form of ten votes per share (the “New Class B Common Stock” and, together with the New Class A Common Stock, the “New Atlas Common Stock”), and (ii) Artemis Merger Sub will merge with and into Archer, with Archer as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly-owned subsidiary of Atlas (the “Merger”).

The Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination”.

The Business Combination is expected to close in the second quarter of 2021, following the receipt of the required approval by Atlas’ stockholders and the fulfillment of other customary closing conditions.

In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the effective time of the Merger, (i) outstanding shares of common stock and preferred stock of Archer will be converted into a right to receive a number of shares of New Class B Common Stock determined on the basis of an implied Archer equity value of $2,525,000,000 (the “Implied Equity Value”), (ii) all stock awards (whether vested or unvested) to purchase Archer common stock will be converted into stock awards to purchase a number of shares of New Class B Common Stock based on an exchange ratio derived from the Implied Equity Value, and (iii) outstanding warrants (whether vested or unvested) to purchase Archer common stock will be converted into warrants to purchase a number of shares of New Class B Common Stock determined on the basis of the Implied Equity Value. The former Archer equity holders will have the right to convert their shares of New Class B Common Stock into shares of New Class A Common Stock pursuant to the Post-Closing Atlas Certificate of Incorporation.

PIPE Financing (Private Placement)

Concurrently with the execution of the Business Combination Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors. Pursuant to the Subscription Agreements, each investor agreed to subscribe for and purchase, and the Company agreed to issue and sell to such investors, on the Closing Date (as defined in the Business Combination Agreement) immediately following the Closing (as defined in the Business Combination Agreement), an aggregate of 60,000,000 shares of the Company's Class A Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $600 million (the “PIPE Financing”).

The closing of the PIPE Financing is contingent upon, among other things, the substantially concurrent consummation of the Business Combination. The Subscription Agreements provide that Atlas will grant the investors in the PIPE Financing certain customary registration rights.