Form 10-K/A
period 2020-12-31
Atlas Crest Investment Corp.
filed 2021-05-24
CIK 1824502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A (Amendment No. 1)

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

EXPLANATORY NOTE

Atlas Crest Investment Corp. (the “Company,” “Atlas Crest,” “we”, “our” or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the "SEC"), on March 8, 2021, or the Original Filing, to restate (i) its financial statements as of December 31, 2020 and for the period from August 26, 2020 (inception) through December 31, 2020 and (ii) its financial statement as of October 30, 2020 in the accompanying notes to the financial statements included in this Amendment, including describing the restatement and its impact on previously reported amounts.

The restatement primarily related to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability. On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 16,666,667 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its initial public offering (the “IPO”) and (ii) the 8,000,000 redeemable warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the Initial Public Offering (together with the Public Warrants, the “Warrants”). The Company previously accounted for the Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity ("ASC 815"), the Company concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statements of Operations in the period of change.

In accordance with ASC Topic 340, Other Assets and Deferred Costs, as a result of the classification of the Warrants as derivative liabilities, the Company expensed a portion of the offering costs originally recorded as a reduction in equity. The portion of offering costs that was expensed was determined based on the relative fair value of the Public Warrants and shares of Class A common stock included in the units.

The Company’s prior accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported cash flows or cash.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures as of December 31, 2020. As a result of that reassessment and in light of the SEC Staff Statement, the Company’s management determined that its disclosure controls and procedures as of December 31, 2020 were not effective solely as a result of its classification of the warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Amendment.

The Company has not amended its previously filed Current Report on Form 8-K for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment.

See Note 2 to the Notes to Financial Statements included in Part II, Item 8 of this Amendment for additional information on the restatement and the related financial statement effects.

EXPLANATORY NOTE

The following items are amended in this Amendment: (i) Item 1.A. Risk Factors, (ii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part II, Item 8. Financial Statements and Supplementary Data; (iv) Part II, Item 9A. Controls and Procedures; (v) Part III, Item 14. Principal Accounting Fees and Services; and (vi) Part IV, Item 15. Exhibits, Financial Statement Schedules. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from our principal executive officer and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, and 32.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

ATLAS CREST INVESTMENT CORP.

CERTAIN TERMS

References to the “Company,” "Atlas," “our,” “us” or “we” refer to Atlas Crest Investment Corp., a blank check company incorporated on August 26, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Amendment as our “initial business combination.” References to our “Sponsor” refer to Atlas Crest Investment LLC, a Delaware limited liability company. References to “equity-linked securities” are to any securities of the Company which are convertible into, or exchangeable or exercisable for, equity securities of the Company, including any securities issued by the Company which are pledged to secure any obligation of any holder to purchase equity securities of the Company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “Initial Public Offering” refer to our initial public offering, which closed on October 30, 2020 (the “Closing Date”). References to “public shares” are to shares of our Class A common stock sold as part of the units in our Initial Public Offering. References to “public stockholders” are to the holders of our public shares.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Amendment may constitute “forward looking statements” for purposes of the federal securities laws. Our forward looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and the statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, including with respect to our recently announced proposed business combination with Archer (as defined below). In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,”, “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward looking statements in this Amendment may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete any initial business combination, including, the Business Combination with Archer;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

ATLAS CREST INVESTMENT CORP.

TABLE OF CONTENTS

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account described below or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance; or

•	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Amendment and in our other filings with the SEC, including in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form S-4 that we will file with the SEC relating to our proposed business combination with Archer (the "Archer Disclosure Statement").

The forward looking statements contained in this Amendment are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Part I, Item 1A. Risk Factors” in this Amendment. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward looking statements. We undertake no obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

As of March 1, 2021, approximately $603,000 was available to us outside the trust account to fund our working capital requirements. We believe the funds available to us outside of the trust account will be sufficient to allow us to operate through the closing of our Business Combination. If we do not consummate the Business Combination, we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. Of the funds available to us, we have used a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we are not doing so in connection with the Business Combination.

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

General Risk Factors

Our warrants are accounted for as liabilities and changes in the value of our warrants could have a material effect on our financial results.

On April 12, 2021, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities instead of equity on the SPAC’s balance sheet. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our public warrants and private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value reported in our statement of operations for each reporting period.

As a result, included on our balance sheet as of December 31, 2020 and March 31, 2021 contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this report, we identified a material weakness in our internal control over financial reporting related to the classification of our warrants as equity instead of liabilities. On May 5, 2021, our audit committee authorized management to restate our audited financial statements for the year ended December 31, 2020, and, accordingly, management concluded that the control deficiency that resulted in the incorrect classification of our warrants constituted a material weakness as of December 31, 2020 and March 31, 2021. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for our previously filed audited balance sheet related to our initial public offering dated October 30, 2020 and our audited financial statements for the year ended December 31, 2020.

We have implemented a remediation plan, described under Item 9A, Evaluation of Disclosure Controls and Procedures, to remediate the material weakness surrounding our historical presentation of our warrants but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks and uncertainties as a result of the material weakness in our internal control over financial reporting and the restatement of our financial statements.

Following this issuance of the SEC Statement, on May 5, 2021, after consultation with our independent registered public accounting firm, management and the Audit Committee concluded that it was appropriate to restate (i) certain items on the Company’s previously issued audited balance sheet dated as of October 30, 2020, which was related to our IPO, and (ii) the Company’s previously issued audited financial statements as of December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the restatement of previously issued financials of the Company, the change in accounting for the warrants and other matters raised or that may in the future be raised by the SEC, we face potential for litigation, inquiries from the SEC and other regulatory bodies, other disputes or proceedings which may include, among other things, monetary judgments, penalties or other sanctions, claims invoking the federal and state securities laws and contractual claims. As of the date of this Quarterly Report, we have no knowledge of any such litigation, inquires, disputes or proceedings. However, we can provide no assurance that such litigation, inquiries, disputes or proceedings will not arise in the future. Any such litigation, inquiries, disputes or proceedings, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete our initial business combination.

For the complete set of risks relating to our operations and business combination, see the section titled “Risk Factors” contained in Annual Report on Form 10-K filed on March 8, 2021.

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

Companies, organizations or individuals, including Archer’s competitors, may own or obtain patents, trademarks or other proprietary rights that could prevent or limit Archer’s ability to make, use, develop or deploy its aircraft and aerial ride sharing services, which could make it more difficult for Archer to operate its business. Archer may receive inquiries from patent, copyright or trademark owners inquiring whether Archer infringes upon their proprietary rights. For example, Archer and certain of Archer's employees, who are former employees of Wisk Aero LLC (“Wisk”), are involved in a federal investigation reviewing Archer's hiring practices and intellectual property. In addition, on April 5, 2021, Wisk brought a lawsuit against Archer, alleging that Archer misappropriated Wisk's trade secrets and infringed Wisk's patents in developing Archer's eVTOL aircraft, and on May 19, 2021, filed a motion for preliminary injunction and expedited discovery.

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

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Amendment includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Amendment including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including those that will be set forth in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form S-4 that we will file with the SEC relating to our proposed business combination with Archer. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” in the Original Filing and elsewhere in this Amendment on Form 10-K/A. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on August 26, 2020 as a Delaware corporation and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Amendment as our "initial business combination". We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

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

PIPE Financing (Private Placement)

Concurrently with the execution of the Business Combination Agreement, Atlas entered into subscription agreements (the “Subscription Agreements”) with certain investors Pursuant to the Subscription Agreements, each investor agreed to subscribe for and purchase, and Atlas agreed to issue and sell to such investors, on the Closing Date (as defined in the Business Combination Agreement) substantially concurrently with the Closing (as defined in the Business Combination Agreement), an aggregate of 60,000,000 shares of Atlas’ Class A Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $600 million (the “PIPE Financing”).

The closing of the PIPE Financing is contingent upon, among other things, the substantially concurrent consummation of the Business Combination. The Subscription Agreements provide that Atlas will grant the investors in the PIPE Financing certain customary registration rights.

On April 6, 2021, Wisk brought a lawsuit against Archer in United States District Court in the Northern District of California alleging misappropriation of trade secrets and patent infringement. On May 19, 2021, Wisk filed a motion for preliminary injunction and expedited discovery. In addition, Atlas has been informed by Archer that it has placed an employee on paid administrative leave in connection with a government investigation and a search warrant issued to the employee, which Archer believes are focused on conduct prior to the employee joining Archer. Atlas has also been informed that Archer and three other Archer employees with whom the individual worked have received subpoenas relating to this investigation. Atlas is reviewing these matters.

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

For the period from August 26, 2020 (inception) through December 31, 2020, we had a net loss of $10,850,513, which resulted from operating and formation costs of $159,947, expensed offering costs of $545,873, franchise tax expense of $69,945, a loss on the sale of private placement warrants of $240,000, and a loss on the change in fair value of warrant liabilities of $9,933,330, offset in part by an unrealized gain on marketable securities held in Trust Account in the amount of $98,582.

Liquidity and Capital Resources

On October 30, 2020, we consummated an Initial Public Offering 50,000,000 units generating gross proceeds to the Company of $500,000,000. Simultaneously with the consummation of the initial public offering, we completed the private sale of 8,000,000 warrants to Atlas Crest Investment LLC at a purchase price of $1.50 per warrant (the "Private Placement Warrants"), generating gross proceeds of $12,000,000. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in a trust account (the "Trust Account"). If we do not complete an initial business combination within 24 months from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

For the period from August 26, 2020 (inception) through December 31, 2020, net cash used in operating activities was $564,933, which was due to our net loss of $10,850,513, changes in working capital of $335,041, and unrealized gains on investments in the Trust Account of $98,582, offset in part by a loss on the change in fair value of warrant liabilities of $9,933,330, expensed offering costs added back to net loss of $545,873, and a loss on the sale of private placement warrants of $240,000.

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

Warrant Liabilities

We account for the warrants issued in connection with our initial public offering in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

Common stock subject to possible redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. As of December 31, 2020, 44,885,287 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Earnings (Loss) Per Share

Net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 24,666,667 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income per share for common shares subject to possible redemption and applies the two-class method in calculating income per share. Net earnings per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the allocable interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

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

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 16 of this Form 10-K and is incorporated herein by reference

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as of December 31, 2020.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the evaluation of the SEC’s recent statement regarding SPAC accounting matters and management’s subsequent re-evaluation of its previously issued financial statements, the Company determined that there were errors in its accounting for its warrants. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness as defined in the SEC regulations. This material weakness resulted in the restatement of the Company’s audited financial statements as of and for the year ended December 31, 2020.

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

Management’s Annual Report on Internal Controls Over Financial Reporting

Our Annual Report did not, and this Amendment does not, include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On May 24, 2021, we revised our prior position on accounting for warrants and restated our financial statements to reclassify the Company’s warrants as described in the Explanatory Note to this Amendment. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering. In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information.

None.

PART III

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

Item 15. Exhibits, Financial Statement Schedules.

a.	The following documents are filed as part of this Amendment:

Financial Statements: See "Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

b.	Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Amendment on Form 10-K/A.

No.	Description of Exhibit
2.1	Business Combination Agreement dated February 10, 2021 between Registrant, Artemis Acquisition Sub Inc. and Archer Aviation Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (file No. 001-39668) filed with the SEC on February 10, 2021)
3.1	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (file No. 001-39668) filed with the SEC on November 2, 2020)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 (file No. 333-249289) filed with the SEC on October 21, 2020)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 (file No. 333-249289) filed with the SEC on October 21, 2020)
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form S-1 (file No. 333-249289) filed with the SEC on October 21, 2020)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1 (file No. 333-249289) filed with the SEC on October 21, 2020)
4.4	Warrant Agreement dated October 27, 20202 between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (file No. 001-39668) filed with the SEC on November 2, 2020)
10.1	Letter Agreement dated October 27, 2020 among the Registrant, Atlas Crest Investment LLC and each of the executive officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file No. 001-39668) filed with the SEC on November 2, 2020)
10.2	Investment Management Trust Agreement dated October 27, 2020 between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (file No. 001-39668) filed with the SEC on November 2, 2020)
10.3	Registration and Shareholder Rights Agreement dated October 27, 2020 among the Registrant, Atlas Crest Investment V LLC and the Holders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (file No. 001-39668) filed with the SEC on November 2, 2020)
10.4	Private Placement Warrants Purchase Agreement dated October 27, 2020 between the Registrant and Atlas Crest Investment V LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (file No. 001-39668) filed with the SEC on November 2, 2020)
10.5	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (file No. 001-39668) filed with the SEC on November 2, 2020)
10.6	Promissory Note issued to Atlas Crest Investment LLC (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 (file No. 333-249289) filed with the SEC on October 21, 2020)
10.7	Securities Subscription Agreement dated October 27, 2020 between the Registrant and Atlas Crest Investment V LLC (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 (file No. 333-249289) filed with the SEC on October 21, 2020)
10.8	Administrative Support Agreement dated October 27, 2020 between the Registrant and Atlas Crest Investment LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (file No. 001-39668) filed with the SEC on November 2, 2020)

10.1	Sponsor Letter Agreement dated February 10, 2021 between Registrant, Atlas Crest Investment LLC Archer Aviation, Inc. and each of the executive officers and directors of Registrant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file No. 001-39668) filed with the SEC on February 10, 2021)
10.11	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (file No. 001-39668) filed with the SEC on February 10, 2021)
24	Power of Attorney (included on signature page of this Amendment on Form 10-K/A)
31.1	Certification of Chief Executive Officer by Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of Chief Financial Officer by Rule 13a-14(a) or Rule 15d-14(a)*
32	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas Crest Investment Corp.

Date: May 24, 2021	By:	/s/ Michael Spellacy
Name: Michael Spellacy
Title: Chief Executive Officer

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

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from August 26, 2020 (inception) through December 31, 2020, have been restated.

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

New York, NY

March 8, 2021,except for the effects of the restatements discussed for warrants in Note 2, for which the date is May 24, 2021.

ATLAS CREST INVESTMENT CORP.

BALANCE SHEET

DECEMBER 31, 2020

(As Restated)

Assets:
Current assets:
Cash	$925,923
Prepaid expenses	463,999
Total current assets	1,389,922
Investments held in Trust Account	500,098,582
Total Assets	$501,488,504

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$10,991
Accrued expenses	48,022
Franchise tax payable	69,945
Total current liabilities	128,958
Warrant liabilities	47,506,670
Total Liabilities	47,635,628

Commitments and Contingencies (Note 7)
Class A common stock, $0.0001 par value, subject to possible redemption; 44,885,287 shares at redemption value	448,852,870

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 5,114,713 shares issued and outstanding (excluding 44,885,287 shares subject to possible redemption)	511
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 12,500,000 shares issued and outstanding(1)	1,250
Additional paid-in capital	15,848,758
Accumulated deficit	(10,850,513)
Total stockholders' equity	5,000,006
Total Liabilities and Stockholders' Equity	$501,488,504

(1) Excludes 1,875,000 shares of Class B common stock that were forfeited by the underwriter due to expiration of over-allotment option occurring in December 2020 (see Note 6).

The accompanying notes are an integral part of these financial statements.

ATLAS CREST INVESTMENT CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 26, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Operating and formation costs	$159,947
Franchise tax expense	69,945
Loss from operations	(229,892)
Unrealized gain on investments held in Trust Account	98,582
Loss on sale of private placement warrants	(240,000)
Expensed offering costs	(545,873)
Change in fair value of warrant liabilities	(9,933,330)
Net loss	$(10,850,513)

Basic and diluted weighted average shares outstanding, Redeemable Class A Common Stock	44,885,287
Basic and diluted net earnings per share, Redeemable Class A Common Stock	$0.00
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	17,614,713
Basic and diluted net loss per share, Non-Redeemable Class A and Class B Common Stock	$(0.62)

The accompanying notes are an integral part of these financial statements.

ATLAS CREST INVESTMENT CORP.

STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

FOR THE PERIOD FROM AUGUST 26, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

	Common Stock
	Class A		Class B		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – August 26, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	—	—	14,375,000	1,438	23,562	—	25,000
Sale of 50,000,000 units in Initial Public Offering, less fair value of public warrants, net of offering costs, as restated	50,000,000	5,000	—	—	464,673,389	—	464,678,389
Forfeiture of Class B common stock(1)	—	—	(1,875,000)	(188)	188	—	—
Class A common stock subject to possible redemption, as restated	(44,885,287)	(4,489)	—	—	(448,848,381)	—	(448,852,870)
Net loss, as restated	—	—	—	—	—	(10,850,513)	(10,850,513)
Balance – December 31, 2020, as restated	5,114,713	$511	12,500,000	$1,250	$15,848,758	$(10,850,513)	$5,000,006

(1) Includes up to 1,875,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter. Upon the expiration of the over-allotment option in December 2020, 1,875,000 shares of Class B common stock were forfeited (see Note 6).

The accompanying notes are an integral part of these financial statements.

ATLAS CREST INVESTMENT CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 26, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Cash Flows from Operating Activities:
Net loss	$(10,850,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Expensed offering costs on issuance of Public Warrants	545,873
Unrealized gain on investments held in Trust Account	(98,582)
Loss on sale of private placement warrants	240,000
Change in fair value of warrant liabilities	9,933,330
Changes in operating assets and liabilities:
Prepaid expenses	(463,999)
Accounts payable	10,991
Accrued expenses	48,022
Franchise tax payable	69,945
Net cash used in operating activities	(564,933)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(500,000,000)
Net cash used in investing activities	(500,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from issuance of promissory note	300,000
Repayment of promissory note	(300,000)
Proceeds from initial public offering, net of underwriter's discount paid	490,000,000
Proceeds from sale of private placement warrants	12,000,000
Offering costs paid	(534,144)
Net cash provided by financing activities	501,490,856

Net change in cash	925,923

Cash - beginning of period	—
Cash - end of period	$925,923

Supplemental disclosure of noncash investing and financing activities:
Class A common stock subject to possible redemption	$448,852,870
Initial classification of warrant liabilities	$37,573,340
Forfeiture of Class B common stock	$188

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

The registration statement for the Company's Initial Public Offering was declared effective on October 27, 2020. On October 30, 2020, the Company consummated the Initial Public Offering of 50,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $500,000,000, which is discussed in Note 4.

Following the closing of the Initial Public Offering on October 30, 2020, an amount of $500,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants (as defined in Note 5) was placed in a trust account (the “Trust Account”), invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

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

ATLAS CREST INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company will proceed with the Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the Business Combination is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, Atlas Crest Investment LLC (the "Sponsor") has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination or do not vote at all.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, and a loan of $300,000 under an unsecured and non-interest bearing promissory note (see Note 6). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the private placement held outside of the Trust Account.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 16,666,667 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its initial public offering (the “IPO”) and (ii) the 8,000,000 redeemable warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the Initial Public Offering (together with the Public Warrants, the “Warrants”). The Company previously accounted for the Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity ("ASC 815"), the Company concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement ("ASC 820"), with changes in fair value recognized in the Statements of Operations in the period of change.

ATLAS CREST INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

In accordance with ASC Topic 340, Other Assets and Deferred Costs, as a result of the classification of the Warrants as derivative liabilities, the Company expensed a portion of the offering costs originally recorded as a reduction in equity. The portion of offering costs that was expensed was determined based on the relative fair value of the Public Warrants and shares of Class A common stock included in the Units.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported cash flows or cash.

ATLAS CREST INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of October 30, 2020 (audited)
Warrant liabilities	$—	$37,573,340	$37,573,340
Total liabilities	—	37,573,340	37,573,340
Class A common stock subject to possible redemption	496,488,280	(37,573,340)	458,914,940
Class A common stock	35	376	411
Additional paid-in capital	5,001,103	785,497	5,786,600
Accumulated deficit	(2,568)	(785,873)	(788,441)
Balance Sheet as of December 31, 2020 (audited)
Warrant liabilities	$—	$47,506,670	$47,506,670
Total liabilities	128,958	47,506,670	47,635,628
Class A common stock subject to possible redemption	496,359,540	(47,506,670)	448,852,870
Class A common stock	36	475	511
Additional paid-in capital	5,130,030	10,718,728	15,848,758
Accumulated deficit	(131,310)	(10,719,203)	(10,850,513)
Stockholders' equity	5,000,006	—	5,000,006
Statement of Operations for the period from August 26, 2020 (inception) to December 31, 2020 (audited)
Expensed offering costs	$—	$545,873	$545,873
Loss on sale of private placement warrants	—	(240,000)	(240,000)
Change in fair value of warrant liabilities	—	(9,933,330)	(9,933,330)
Net loss	(131,310)	(10,719,203)	(10,850,513)
Basic and diluted net loss per share, Non-redeemable Class A and Class B common stock	(0.01)	(0.61)	(0.62)
Statement of Cash Flows for the period from August 26, 2020 (inception) to December 31, 2020 (audited)
Cash flow from operating activities:
Net loss	$(131,310)	$(10,719,203)	$(10,850,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Expensed offering costs in connection with the issuance of the Public Warrants included in the Units	—	545,873	545,873
Loss on sale of private placement warrants	—	240,000	240,000
Change in fair value of warrant liabilities	—	9,933,330	9,933,330
Supplemental disclosure of non-cash investing and financing activities:
Initial measurement of warrants issued in connection with the Initial Public Offering accounted for as liabilities	—	37,573,340	37,573,340

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

ATLAS CREST INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.As of December 31, 2020, 44,885,287 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

ATLAS CREST INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $10,534,144 as a result of the Initial Public Offering (consisting of a $10,000,000 underwriting discount and $534,144 of other offering costs). The Company recorded $9,988,271 of offering costs as a reduction of equity in connection with the shares of Class A common Stock included in the Units. The Company immediately expensed $545,873 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the Public Warrants was estimated using a Monte Carlo simulation approach and the fair value of the Private Placement Warrants was estimated using a Modified Black-Scholes model (see Note 11).

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

Net Earnings (Loss) Per Share

Net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 24,666,667 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

ATLAS CREST INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company’s statement of operations includes a presentation of income per share for common shares subject to possible redemption and applies the two-class method in calculating income per share. Net earnings per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the allocable interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net earnings (loss) per common share (in dollars, except per share amounts):

For the Period from August 26, 2020 (Inception) through December 31, 2020
Class A Common Stock subject to possible redemption
Numerator: Earnings attributable to Class A Common Stock subject to possible redemption
Unrealized gain on investments held in Trust Account	$88,498
Less: Unrealized gain available to be withdrawn for payment of taxes	(62,790)
Net earnings attributable to Class A Common Stock subject to possible redemption	$25,708

Denominator: Weighted average Class A Common Stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	44,885,287
Basic and diluted net earnings per share, Class A Common Stock subject to possible redemption	$0.00

Non-Redeemable Class A and Class B Common Stock
Numerator: Net loss minus net earnings
Net loss	$(10,850,513)
Less: Net earnings attributable to Class A Common Stock subject to possible redemption	(25,708)
Non-redeemable net loss	$(10,876,221)

Denominator: Weighted average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	17,614,713
Basic and diluted net loss per share, Non-Redeemable Class A and Class B Common Stock	$(0.62)

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

ATLAS CREST INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Fair Value of Financial Instruments

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

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

See Note 11 for additional information on assets and liabilities measured at fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

The registration statement for the Company’s Initial Public Offering was declared effective on October 27, 2020. On October 30, 2020, the Company completed its Initial Public Offering of 50,000,000 Units, at $10.00 per Unit, generating gross proceeds of $500,000,000. Each Unit consisted of one share of Class A common stock, $0.0001 par value, and one-third of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 8).

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

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

See Note 7, under Business Combination Marketing Agreement, for additional related party transactions.

NOTE 7. COMMITMENTS

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

NOTE 8. WARRANTS

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

ATLAS CREST INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Once the Public Warrants become exercisable, the Company may call the Public Warrants for redemption:

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

ATLAS CREST INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

As of December 31, 2020, there were 16,666,667 Public Warrants and 8,000,000 Private Placement Warrants outstanding. The Company classifies the outstanding Public Warrants and Private Placement Warrants as warrant liabilities on the Balance Sheet in accordance with the guidance contained in ASC 815-40.

The warrant liabilities are initially measured at fair value upon the closing of the Initial Public Offering and subsequently re-measured at each reporting period using a Monte-Carlo model. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The Company recognized gains in connection with changes in the fair value of warrant liabilities of $9,933,330 within change in fair value of warrant liabilities in the Statement of Operations during the year ended December 31, 2020.

NOTE 9. STOCKHOLDERS' EQUITY

Preferred stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company's common stock are entitled to one vote for each share. At December 31, 2020, there were 5,114,713 shares of Class A common stock issued and outstanding.

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

ATLAS CREST INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 10. INCOME TAX

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

ATLAS CREST INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of derivative warrant liabilities	(19.2)%
Non-deductible transaction costs	(1.5)%
Change in valuation allowance	(0.3)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction, and New York which remain open and subject to examination.

NOTE 11. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account:
Money Market investments	$500,098,582	$—	$—
Liabilities
Warrant liability – Public Warrants	$31,666,670	$—	$—
Warrant liability – Private Placement Warrants	$—	$—	$15,840,000

The Company utilized a Monte Carlo simulation model for the initial valuation the Public Warrants. The subsequent measurement of the Public Warrants as of December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker ACIC WS. The quoted price of the Public Warrants was $1.90 per warrant as of December 31, 2020.

The Company utilizes a Modified Black-Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Private Placement warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2020 when the Public Warrants were separately listed and traded.

ATLAS CREST INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table provides the significant inputs to the Monte Carlo Simulation for the initial measurement of the fair value of the Public Warrants:

At October 30, 2020 (Initial Measurement)
Stock price	$9.93
Strike price	$11.50
Probability of completing a Business Combination	86.0%
Term (in years)	6.1
Volatility	4.5% pre-merger / 26.0% post-merger
Risk-free rate	0.5%
Fair value of warrants	$1.52

The following table provides the significant inputs to the Modified Black-Scholes model for the fair value of the Private Placement Warrants:

	At October 30, 2020 (Initial Measurement)	As of December 31, 2020
Stock price	$9.93	$10.06
Strike price	$11.50	$11.50
Probability of completing a Business Combination	86.0%	86.0%
Dividend yield	—%	—%
Term (in years)	6.1	5.9
Volatility	22.8%	28.0%
Risk-free rate	0.5%	0.5%
Fair value of warrants	$1.53	$1.98

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of August 26, 2020	$—	—	$—
Initial measurement at October 30, 2020	12,240,000	25,333,340	37,573,340
Change in valuation inputs or other assumptions	3,600,000	6,333,330	9,933,330
Fair value as of December 31, 2020	$15,840,000	31,666,670	$47,506,670

The Company recognized losses in connection with changes in the fair value of warrant liabilities of $9,933,330 within change in fair value of warrant liabilities in the Statement of Operations during the year ended December 31, 2020.

NOTE 12. SUBSEQUENT EVENTS

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

The Business Combination is subject to customary closing conditions, including, without limitation, the receipt of the required approval by Atlas’ stockholders.

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

PIPE Financing (Private Placement)

Concurrently with the execution of the Business Combination Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors. Pursuant to the Subscription Agreements, each investor agreed to subscribe for and purchase, and the Company agreed to issue and sell to such investors, on the Closing Date (as defined in the Business Combination Agreement) substantially concurrently with the Closing (as defined in the Business Combination Agreement), an aggregate of 60,000,000 shares of the Company's Class A Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $600 million (the “PIPE Financing”).

The closing of the PIPE Financing is contingent upon, among other things, the substantially concurrent consummation of the Business Combination. The Subscription Agreements provide that Atlas will grant the investors in the PIPE Financing certain customary registration rights.