Form 10-Q
period 2021-03-31
Atlas Crest Investment Corp.
filed 2021-05-24
CIK 1824502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ◻

As of May 17, 2021, there were 50,000,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 12,500,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

ATLAS CREST INVESTMENT CORP.

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ATLAS CREST INVESTMENT CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash	$445,231	$925,923
Prepaid expenses	396,997	463,999
Total Current Assets	842,228	1,389,922
Investments held in Trust Account	500,157,359	500,098,582
Total Assets	$500,999,587	$501,488,504

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$118,425	$10,991
Accrued expenses	4,113,507	48,022
Franchise tax payable	49,180	69,945
Due to related party	4,404	—
Total Current Liabilities	4,285,516	128,958
Warrant liabilities	45,280,001	47,506,670
Total Liabilities	49,565,517	47,635,628

Commitments and Contingencies
Class A common stock, $0.0001 par value, subject to possible redemption; 50,000,000 and 44,885,287 shares at redemption value at March 31, 2021 and December 31, 2020, respectively	500,157,359	448,852,870

Stockholders' (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31,2021 and December 31,2020	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 50,000,000 and 5,114,713 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively (excluding 50,000,000 and 44,885,287 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	—	511
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 12,500,000 shares issued and outstanding at March 31, 2021 and December 31, 2020(1)	1,250	1,250
Additional paid-in capital	23,750	15,848,758
Accumulated deficit	(48,748,289)	(10,850,513)
Total Stockholders' (Deficit) Equity	(48,723,289)	5,000,006
Total Liabilities and Stockholders' (Deficit) Equity	$500,999,587	$501,488,504

(1)  Excludes 1,875,000 shares of Class B common stock that were forfeited by the underwriter due to expiration of over-allotment option occurring in December 2020 (see Note 5).

The accompanying notes are an integral part of these financial statements.

ATLAS CREST INVESTMENT CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Operating costs	$4,725,017
Franchise tax expense	50,483
Loss from operations	(4,775,500)
Unrealized gain on investments held in Trust Account	130,025
Change in fair value of warrant liabilities	2,226,669
Net loss	$(2,418,806)

Basic and diluted weighted average shares outstanding, Redeemable Class A Common Stock	50,000,000
Basic and diluted net earnings per share, Redeemable Class A Common Stock	$0.00
Basic and diluted weighted average shares outstanding, Non-Redeemable Class B Common Stock	12,500,000
Basic and diluted net loss per share, Non-Redeemable Class B Common Stock	$(0.20)

The accompanying notes are an integral part of these financial statements.

ATLAS CREST INVESTMENT CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED March 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021 (Restated)	5,114,713	$511	12,500,000	$1,250	$15,848,758	$(10,850,513)	$5,000,006
Measurement adjustment on redeemable common stock	(5,114,713)	(511)	—	—	(15,825,008)	(35,478,970)	(51,304,489)
Net loss	—	—	—	—	—	(2,418,806)	(2,418,806)
Balance — March 31, 2021 (Unaudited)	—	$—	12,500,000	$1,250	$23,750	$(48,748,289)	$(48,723,289)

The accompanying notes are an integral part of these financial statements.

ATLAS CREST INVESTMENT CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(2,418,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on investments held in Trust Account	(130,025)
Change in fair value of warrant liabilities	(2,226,669)
Payment of formation costs by related party	4,404
Changes in operating assets and liabilities:
Prepaid expenses	67,002
Accounts payable	107,434
Accrued expenses	4,065,485
Franchise tax payable	(20,765)
Net cash used in operating activities	(551,940)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise taxes	71,248
Net cash provided by investing activities	71,248

Net change in cash	(480,692)

Cash — beginning of period	925,923
Cash — end of period	$445,231

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$51,304,489

The accompanying notes are an integral part of these financial statements.

ATLAS CREST INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Atlas Crest Investment Corp. (the “Company” or “Atlas”) is a blank check company incorporated in Delaware on August 26, 2020. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from August 26, 2020 (inception) through March 31, 2021 relates to the Company's formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering.

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

Transaction costs related to the issuances described above amounted to $10,534,144, consisting of $10,000,000 of underwriting fees and $534,144 of other costs. In addition, at March 31, 2021, $445,231 of cash was held outside of the Trust Account and is available for working capital purposes.

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

ATLAS CREST INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders are entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board's Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity.

The Company will proceed with the Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the Business Combination is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, Atlas Crest Investment LLC (the “Sponsor”) has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination or do not vote at all.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

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

ATLAS CREST INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

The Business Combination is subject to customary closing conditions, including, without limitation, the required approval by Atlas’ stockholders.

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

PIPE Financing (Private Placement)

Concurrently with the execution of the Business Combination Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors. Pursuant to the Subscription Agreements, each investor agreed to subscribe for and purchase, and the Company agreed to issue and sell to such investors, on the Closing Date (as defined in the Business Combination Agreement) substantially concurrently with the Closing (as defined in the Business Combination Agreement), an aggregate of 60,000,000 shares of the Company’s Class A Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $600 million (the “PIPE Financing”).

The closing of the PIPE Financing is contingent upon, among other things, the substantially concurrent consummation of the Business Combination. The Subscription Agreements provide that Atlas will grant the investors in the PIPE Financing certain customary registration rights.

Going Concern Consideration

As of March 31, 2021, the Company had $445,231 in cash held outside of the Trust Account and a working capital deficit of $3,443,288. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ATLAS CREST INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 8, 2021 and the Company’s Amended Annual Report on Form 10-K/A filed with the SEC on May 24, 2021. The interim results for the periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

ATLAS CREST INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Investments Held in Trust Account

At March 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of March 31, 2021 and December 31, 2020, 50,000,000 and 44,885,287 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet, respectively.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the Public Warrants was estimated using a Monte Carlo simulation approach and the fair value of the Private Placement Warrants was estimated using a Modified Black Scholes model (see Note 9).

ATLAS CREST INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Earnings (Loss) Per Share of Common Stock

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

The Company’s statement of operations includes a presentation of earnings (loss) per share for common shares subject to possible redemption and applies the two-class method in calculating earnings (loss) per share. Net earnings per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the allocable unrealized gain on investments held in the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance. Net loss per share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

ATLAS CREST INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

Three Months
Ended
March 31,
2021
Class A Common Stock subject to possible redemption
Numerator: Earnings attributable to Class A Common Stock subject to possible redemption
Unrealized gain on investments held in Trust Account	$130,025
Less: Unrealized gain available to be withdrawn for payment of taxes	(50,483)
Net earnings attributable to Class A Common Stock subject to possible redemption	$79,542

Denominator: Weighted average Class A Common Stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	50,000,000
Basic and diluted net earnings per share, Class A Common Stock subject to possible redemption	$0.00

Non-Redeemable Class B Common Stock
Numerator: Net loss minus net earnings
Net loss	$(2,418,806)
Less: Net earnings attributable to Class A Common Stock subject to possible redemption	(79,542)
Non-redeemable net loss	$(2,498,348)

Denominator: Weighted average Non-Redeemable Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class B Common Stock	12,500,000
Basic and diluted net loss per share, Non-Redeemable Class B Common Stock	$(0.20)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

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

See Note 9 for additional information on assets and liabilities measured at fair value.

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

ATLAS CREST INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

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

Promissory Note — Related Party

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. No Working Capital Loans were outstanding as of and during the three months ended March 31, 2021.

NOTE 7. WARRANTS

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

March 31, 2021

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

March 31, 2021

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

At March 31, 2021 and December 31, 2020, there were 16,666,667 Public Warrants and 8,000,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability (see Note 9).

The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company's common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 50,000,000 and 5,114,713 shares of Class A common stock issued and outstanding, excluding 44,885,287 shares of Class A common stock subject to possible redemption at December 31, 2020.

ATLAS CREST INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

The Company determined the Class A common stock subject to redemption to be equal to the redemption value of approximately $10 per share of Series A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. In conjunction with the PIPE Financing and associated Subscription Agreements that will close substantially concurrent with an initial business combination, which would result in an additional $600,000,000 in net tangible assets.  Upon considering the impact of the PIPE Financing and associated Subscription Agreements, it was concluded that the redemption value would include all shares of Series A common stock resulting in the common stock subject to possible redemption being equal to $500,157,359.  This resulted in a measurement adjustment to the initial carrying value of the Class A common stock subject to redemption with the offset recorded to additional paid-in capital and accumulated deficit.

Class B common stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 12,500,000 shares of Class B common stock issued and outstanding.

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

ATLAS CREST INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at March 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
March 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$500,157,359	$500,157,359	$—	$—
Liabilities
Warrant liability – Public Warrants	$30,000,001	$30,000,001	$—	$—
Warrant liability – Private Placement Warrants	$15,280,000	$—	$—	$15,280,000

December 31, 2020
Assets
Investments held in Trust Account:
Money Market investments	$500,098,582	$500,098,582	$—	$—
Liabilities
Warrant liability – Public Warrants	$31,666,670	$31,666,670	$—	$—
Warrant liability – Private Placement Warrants	$15,840,000	$—	$—	$15,840,000

The Company utilized a Monte Carlo simulation model for the initial valuation the Public Warrants. The subsequent measurement of the Public Warrants as of March 31, 2021 and December 31, 2020 is classified as Level1 due to the use of an observable market quote in an active market under the ticker ACIC WS. The quoted prices of the Public Warrants were $1.80 and $1.90 per warrant as of March 31, 2021 and December 31, 2020, respectively.

The Company utilizes a Modified Black Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Private Placement warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2020 when the Public Warrants were separately listed and traded There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2021.

ATLAS CREST INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

The following table provides the significant inputs to the Modified Black Scholes model for the fair value of the Private Placement Warrants:

	As of	As of
	March 31, 2021	December 31, 2020
Stock price	$10.05	$10.06
Strike price	$11.50	$11.50
Probability of completing a Business Combination	86.0%	86.0%
Dividend yield	—%	—%
Term (in years)	5.25	5.91
Volatility	28.0%	28.0%
Risk-free rate	1.00%	0.49%
Fair value of warrants	$1.91	$1.98

The following table presents the changes in the fair value of warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of December 31, 2020	$15,840,000	$31,666,670	$47,506,670
Change in valuation inputs or other assumptions	(560,000)	(1,666,669)	(2,226,669)
Fair value as of March 31, 2021	$15,280,000	$30,000,001	$45,280,001

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $2,226,669 within change in fair value of warrant liabilities in the Statement of Operations during the year ended March 31, 2021.

NOTE 10.  SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Atlas Crest Investment Corp.. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Atlas Crest Investment LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Amendment No. 1 to its Annual Report on Form 10-K for the year ending December 31, 2020 filed with the SEC on May 24, 2021 and under Item 1A – Risk Factors in this report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on August 26, 2020 as a Delaware corporation and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our “initial business combination”. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

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

On April 6, 2021, Wisk Aero LLC (“Wisk”) brought a lawsuit against Archer in United States District Court in the Northern District of California alleging misappropriation of trade secrets and patent infringement. On May 19, 2021, Wisk filed a motion for preliminary injunction and expedited discovery. In addition, Atlas has been informed by Archer that it has placed an employee on paid administrative leave in connection with a government investigation and a search warrant issued to the employee, which Archer believes are focused on conduct prior to the employee joining Archer. Atlas has also been informed that Archer and three other Archer employees with whom the individual worked have received subpoenas relating to this investigation.  Atlas is reviewing these matters.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from August 26, 2020 (inception) through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net loss of $2,418,806, which resulted from operating and formation costs of $4,725,017 and franchise tax expense of $50,483, which was partially offset by an unrealized gain on marketable securities held in Trust Account in the amount of $130,025 and a gain on the change in fair value of warrant liabilities of $2,226,669.

Liquidity and Capital Resources

As of March 31, 2021, the Company had $445,231 in cash held outside of the Trust Account and a working capital of deficit of $3,443,288.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, and a loan of $300,000 under an unsecured and non-interest bearing promissory note. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the private placement held outside of the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loan.

For the three months ended March 31, 2021, net cash used in operating activities was $551,940, which was due to our net loss of $2,418,806, a gain on the change in fair value of warrant liabilities of $2,226,669, and unrealized gains on investments in the Trust Account of $130,025, offset in part by changes in working capital of $4,219,156 and payment of formation costs by a related party of $4,404.

For the three months ended March 31, 2021, net cash provided by investing activities of $71,248 was the result of cash withdrawn from Trust Account to pay franchise taxes.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

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

Common stock subject to possible redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. As of March 31, 2021, 44,643,406 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Earnings (Loss) Per Common Share

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

The Company’s statement of operations includes a presentation of earnings (loss) per share for common shares subject to possible redemption and applies the two-class method in calculating earnings (loss) per share. Net earnings per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the allocable unrealized gain on investments held in the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance. Net loss per share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are a smaller reporting company.

Item 4. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. In connection with the preparation of this Form 10-Q, we revised our prior position on accounting for warrants. Based upon their evaluation, and in light of the SEC Staff Statement, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a- 15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

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

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

The Company performed additional analysis and procedures with respect to accounts impacted by the material weakness in order to conclude that its unaudited financial statements in this Form 10-Q as of and for the three months ended March 31, 2021, are fairly presented, in all material respects, in accordance with GAAP.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For the complete set of risks relating to our operations and business combination, see the section titled “Risk Factors” contained in Annual Report on Form 10-K/A filed on May 24, 2021.

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
4.4

Warrant Agreement dated October 27, 20202 between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (file No. 001-39668) filed with the SEC on November 2, 2020) (1)

10.1

Letter Agreement dated October 27, 2020 among the Registrant, Atlas Crest Investment LLC and each of the executive officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file No. 001-39668) filed with the SEC on November 2, 2020) (1)

10.2

Investment Management Trust Agreement dated October 27, 2020 between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (file No. 001-39668) filed with the SEC on November 2, 2020) (1)

10.3

Registration and Shareholder Rights Agreement dated October 27, 2020 among the Registrant, Atlas Crest Investment V LLC and the Holders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (file No. 001-39668) filed with the SEC on November 2, 2020) (1)

10.4

Private Placement Warrants Purchase Agreement dated October 27, 2020 between the Registrant and Atlas Crest Investment V LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (file No. 001-39668) filed with the SEC on November 2, 2020)   (1)

10.5	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (file No. 001-39668) filed with the SEC on November 2, 2020) (1)
10.6	Promissory Note issued to Atlas Crest Investment LLC (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 (file No. 333-249289) filed with the SEC on October 21, 2020)
10.7

Securities Subscription Agreement dated October 27, 2020 between the Registrant and Atlas Crest Investment V LLC (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 (file No. 333-249289) filed with the SEC on October 21, 2020)

10.8

Administrative Support Agreement dated October 27, 2020 between the Registrant and Atlas Crest Investment LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (file No. 001-39668) filed with the SEC on November 2, 2020) (1)

10.10

Sponsor Letter Agreement dated February 10, 2021 between Registrant, Atlas Crest Investment LLC Archer Aviation, Inc. and each of the executive officers and directors of Registrant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file No. 001-39668) filed with the SEC on February 10, 2021)

10.11	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (file No. 001-39668) filed with the SEC on February 10, 2021)
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Furnished herewith.

(1)Previously filed as an exhibit to our Current Report on Form 8-K filed on November 2, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas Crest Investment Corp.

Date: May 24, 2021	By:	/s/ Michael Spellacy
		Name:	Michael Spellacy
		Title:	Chief Executive Officer

Atlas Crest Investment Corp.

Date: May 24, 2021	By:	/s/ Christopher Callesano
		Name:	Christopher Callesano
		Title:	Chief Financial Officer