Form 10-Q
period 2021-06-30
Atlas Crest Investment Corp.
filed 2021-08-16
CIK 1824502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 12, 2021, there were 50,000,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 12,500,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

ATLAS CREST INVESTMENT CORP.

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ATLAS CREST INVESTMENT CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$297,376	$925,923
Prepaid expenses	251,628	463,999
Total Current Assets	549,004	1,389,922
Investments held in Trust Account	500,143,016	500,098,582
Prepaid insurance - non-current	78,569	—
Total Assets	$500,770,589	$501,488,504

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$77,617	$10,991
Accrued expenses	7,376,317	48,022
Franchise tax payable	98,907	69,945
Promissory note - related party	300,000	—
Other current liabilities	4,404	—
Total Current Liabilities	7,857,245	128,958
Warrant liabilities	38,226,667	47,506,670
Total Liabilities	46,083,912	47,635,628

Commitments and Contingencies
Class A common stock, $0.0001 par value, subject to possible redemption; 50,000,000 and 44,885,287 shares at redemption value at June 30, 2021 and December 31, 2020, respectively	500,143,016	448,852,870

Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30,2021 and December 31,2020	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 50,000,000 shares issued; none and 5,114,713 shares outstanding at June 30, 2021 and December 31, 2020, respectively (excluding 50,000,000 and 44,885,287 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	—	511
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 12,500,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	1,250	1,250
Additional paid-in capital	23,750	15,848,758
Accumulated deficit	(45,481,339)	(10,850,513)
Total Stockholders' (Deficit) Equity	(45,456,339)	5,000,006
Total Liabilities and Stockholders' (Deficit) Equity	$500,770,589	$501,488,504

The accompanying notes are an integral part of these financial statements.

ATLAS CREST INVESTMENT CORP.

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
Operating costs	$3,764,636	$8,489,653
Franchise tax expense	49,726	100,209
Loss from operations	(3,814,362)	(8,589,862)
Unrealized gain on investments held in Trust Account	5,002	135,027
Interest and dividend income on investments held in Trust Account	8,633	8,633
Change in fair value of warrant liabilities	7,053,334	9,280,003
Net income	$3,252,607	$833,801

Basic and diluted weighted average shares outstanding, Redeemable Class A Common Stock	50,000,000	50,000,000
Basic and diluted net earnings per share, Redeemable Class A Common Stock	$0.00	$0.00
Basic and diluted weighted average shares outstanding, Non-Redeemable Class B Common Stock	12,500,000	12,500,000
Basic and diluted net income per share, Non-Redeemable Class B Common Stock	$0.26	$0.06

The accompanying notes are an integral part of these financial statements.

ATLAS CREST INVESTMENT CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock				Additional
	Class A		Class B		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders’
Balance — December 31, 2020	5,114,713	$511	12,500,000	$1,250	$15,848,758	$(10,850,513)	$5,000,006
Measurement adjustment on redeemable common stock	(5,114,713)	(511)	—	—	(15,825,008)	(35,478,970)	(51,304,489)
Net loss	—	—	—	—	—	(2,418,806)	(2,418,806)
Balance — March 31, 2021	—	—	12,500,000	1,250	23,750	(48,748,289)	(48,723,289)
Measurement adjustment on redeemable common stock	—	—	—	—	—	14,343	14,343
Net income	—	—	—	—	—	3,252,607	3,252,607
Balance - June 30, 2021	—	$—	12,500,000	$1,250	$23,750	$(45,481,339)	$(45,456,339)

The accompanying notes are an integral part of these financial statements.

ATLAS CREST INVESTMENT CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED June 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$833,801
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gain on investments held in Trust Account	(135,027)
Interest and dividend income on investments held in Trust Account	(8,633)
Change in fair value of warrant liabilities	(9,280,003)
Changes in operating assets and liabilities:
Prepaid expenses	133,802
Accounts payable	66,626
Accrued expenses	7,328,295
Franchise tax payable	28,962
Other current liabilities	4,404
Net cash used in operating activities	(1,027,773)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay taxes	99,226
Net cash provided by investing activities	99,226

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note	300,000
Net cash provided by financing activities	300,000

Net change in cash	(628,547)

Cash — beginning of period	925,923
Cash — end of period	$297,376

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$51,290,146

The accompanying notes are an integral part of these financial statements.

ATLAS CREST INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company's formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on October 30, 2020, an amount of $500,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants (as defined in Note 4) was placed in a trust account (the “Trust Account”), invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with maturities of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

Transaction costs related to the issuances described above amounted to $10,534,144, consisting of $10,000,000 of underwriting fees and $534,144 of other costs. In addition, at June 30, 2021, $297,376 of cash was held outside of the Trust Account and is available for working capital purposes.

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

ATLAS CREST INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders are entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board's Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity.

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

June 30, 2021

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

Business Combination Agreement

On February 10, 2021, the Company entered into a Business Combination Agreement (as amended and restated on July 29, 2021 and as it may be further amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, Artemis Acquisition Sub Inc., a Delaware corporation (“Artemis Merger Sub”), and Archer Aviation Inc., a Delaware corporation (“Archer”).

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

June 30, 2021

(UNAUDITED)

The Business Combination is subject to customary closing conditions, including, without limitation, the required approval by Atlas’ stockholders.

In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the effective time of the Merger, (i) outstanding shares of common stock and preferred stock of Archer will be converted into a right to receive a number of shares of New Class B Common Stock determined on the basis of an implied Archer equity value of $1,480,000,000 (the “Implied Equity Value”), (ii) all stock awards (whether vested or unvested) to purchase Archer common stock will be converted into stock awards to purchase a number of shares of New Class B Common Stock based on an exchange ratio derived from the Implied Equity Value, and (iii) outstanding warrants (whether vested or unvested) to purchase Archer common stock will be converted into warrants to purchase a number of shares of New Archer Class A Shares or New Class B Common Stock, as applicable, determined on the basis of the Implied Equity Value. The former Archer equity holders will have the right to convert their shares of New Class B Common Stock into shares of New Class A Common Stock pursuant to the Post-Closing Atlas Certificate of Incorporation.

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

The Business Combination will be accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP. Under this method of accounting, Atlas will be treated as the “accounting acquiree” and Archer as the “accounting acquirer” for financial reporting purposes.

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

ATLAS CREST INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

The closing of the PIPE Financing is contingent upon, among other things, the substantially concurrent consummation of the Business Combination. The Subscription Agreements provide that Atlas will grant the investors in the PIPE Financing certain customary registration rights.

Going Concern Consideration

As of June 30, 2021, the Company had $297,376 in cash held outside of the Trust Account and a working capital deficit of $7,308,241. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ATLAS CREST INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Investments Held in Trust Account

At June 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of June 30, 2021 and December 31, 2020, 50,000,000 and 44,885,287 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet, respectively.

ATLAS CREST INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the Public Warrants was estimated using a Monte Carlo simulation approach and the fair value of the Private Placement Warrants was estimated using a Modified Black-Scholes model (see Note 9).

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

ATLAS CREST INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

Net Income Per Share of Common Stock

Net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 24,666,667 shares in the calculation of diluted income per share, since the warrants are contingently exercisable, and the contingencies have not yet been met.

The Company’s statement of operations includes a presentation of income per share for common shares subject to possible redemption and applies the two-class method in calculating income per share. Net earnings per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the allocable unrealized gain on investments held in the Trust Account and interest and dividend income on investments held in the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock subject to possible redemption outstanding for the period. Net income per share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net income, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares (as defined in Note 5) as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except share and per share amounts):

		Six Months
	Three Months Ended	Ended
	June 30,	June 30,
	2021	2021
Class A Common Stock subject to possible redemption
Numerator: Earnings attributable to Class A Common Stock subject to possible redemption
Unrealized gain on investments held in Trust Account	$5,002	$135,027
Interest and dividend income on investments held in Trust Account	8,633	8,633
Less: Income available to be withdrawn for payment of taxes	(13,635)	(100,209)
Net earnings attributable to Class A Common Stock subject to possible redemption	$—	$43,451

Denominator: Weighted average Class A Common Stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	50,000,000	50,000,000
Basic and diluted net earnings per share, Class A Common Stock subject to possible redemption	$0.00	$0.00

Non-Redeemable Class B Common Stock
Numerator: Non-redeemable net income
Net income	$3,252,607	$833,801
Less: Net earnings attributable to Class A Common Stock subject to possible redemption	—	(43,451)
Non-redeemable net income	$3,252,607	$790,350

Denominator: Weighted average Non-Redeemable Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class B Common Stock	12,500,000	12,500,000
Basic and diluted net income per share, Non-Redeemable Class B Common Stock	$0.26	$0.06

ATLAS CREST INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

ATLAS CREST INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

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

Promissory Notes — Related Party

On September 11, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company received proceeds of $300,000 to cover expenses related to the Initial Public Offering. The promissory note was non-interest bearing and was payable on the earlier of March 31, 2021 or the completion of the Initial Public Offering. The outstanding balance under the promissory note of $300,000 was repaid at the closing of the Initial Public Offering on October 30, 2020.

The Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”) effective June 25, 2021, pursuant to which the Company can borrow an aggregate of up to $300,000 to cover expenses related to an initial Business Combination and general working capital. The Promissory Note is non-interest bearing and payable upon the consumation of a Business Combination. As of June 30, 2021, there was $300,000 outstanding under the Promissory Note.

ATLAS CREST INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2021, the Company incurred expenses of $30,000 and $60,000, respectively, under the agreement.

See Note 6, under Business Combination Marketing Agreement, for additional related party transactions.

NOTE 6. COMMITMENTS

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (as defined below) (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Business Combination Marketing Agreement

The Company engaged the representative of the underwriters and Moelis & Company LLC, an affiliate of the Sponsor, in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay the representative of the underwriters and Moelis & Company LLC a fee for such services upon the consummation of the Business Combination of 2.25% ($11,250,000) and 1.25% ($6,250,000), respectively, or 3.5% ($17,500,000), in the aggregate, of the gross proceeds of the Initial Public Offering including the gross proceeds from the full or partial exercise of the underwriters’ over-allotment option. A portion of such fee may be re-allocated or paid to members of FINRA that assist the Company in consummating its Business Combination.

ATLAS CREST INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. No Working Capital Loans were outstanding as of and during the three and six months ended June 30, 2021.

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

Once the Public Warrants become exercisable, the Company may call the Public Warrants for redemption:

●	in whole and not in part;

ATLAS CREST INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

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

At June 30, 2021 and December 31, 2020, there were 16,666,667 Public Warrants and 8,000,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability (see Note 9).

ATLAS CREST INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company's common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 50,000,000 shares issued and no shares and 5,114,713 shares of Class A common stock outstanding, respectively, excluding 50,000,000 and  44,885,287 shares of Class A common stock subject to possible redemption at June 30, 2021 and December 31, 2020, respectively.

The Company determined the Class A common stock subject to redemption to be equal to the redemption value of approximately $10 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Upon considering the impact of the PIPE Financing and associated Subscription Agreements that will close substantially concurrent with an initial Business Combination (see Note 1), which would result in an additional $600,000,000 in net tangible assets, it was concluded during the quarter ended March 31, 2021, that the redemption value would include all shares of Class A common stock resulting in the common stock subject to possible redemption being equal to $500,143,016.  This resulted in a measurement adjustment to the initial carrying value of the Class A common stock subject to redemption with the offset recorded to additional paid-in capital and accumulated deficit.

Class B common stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 12,500,000 shares of Class B common stock issued and outstanding.

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

ATLAS CREST INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
June 30, 2021
Assets
Investments held in Trust Account:
Money Market investments	$500,143,016	$500,143,016	$—	$—
Liabilities
Warrant liability – Public Warrants	$25,666,667	$25,666,667	$—	$—
Warrant liability – Private Placement Warrants	$12,560,000	$—	$—	$12,560,000

December 31, 2020
Assets
Investments held in Trust Account:
Money Market investments	$500,098,582	$500,098,582	$—	$—
Liabilities
Warrant liability – Public Warrants	$31,666,670	$31,666,670	$—	$—
Warrant liability – Private Placement Warrants	$15,840,000	$—	$—	$15,840,000

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of June 30, 2021 and December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker ACIC WS. The quoted prices of the Public Warrants were $1.54 and $1.90 per warrant as of June 30, 2021 and December 31, 2020, respectively.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2020 when the Public Warrants were separately listed and traded. There were no transfers between Levels 1, 2 or 3 during the three and six months ended June 30, 2021.

ATLAS CREST INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

The following table provides the significant inputs to the Modified Black-Scholes model for the fair value of the Private Placement Warrants:

	As of	As of
	June 30, 2021	December 31, 2020
Stock price	$9.96	$10.06
Strike price	$11.50	$11.50
Probability of completing a Business Combination	*	86.0%
Dividend yield	—%	—%
Term (in years)	5.26	5.91
Volatility	21.5%	28.0%
Risk-free rate	0.91%	0.49%
Fair value of warrants	$1.57	$1.98

*The probability of completing a Business Combination is considered within the volatility implied by the traded price of the Public Warrants which is used to value the Private Placement Warrants.

The following table presents the changes in the fair value of warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of December 31, 2020	$15,840,000	$31,666,670	$47,506,670
Change in valuation inputs or other assumptions	(3,280,000)	(6,000,003)	(9,280,003)
Fair value as of June 30, 2021	$12,560,000	$25,666,667	$38,226,667

The Company recognized income in connection with changes in the fair value of warrant liabilities of $7,053,334 and $9,280,003 within change in fair value of warrant liabilities in the Statement of Operations during the three and six months ended June 30, 2021, respectively.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements except as disclosed in Note 1 under Business Combination Agreement.

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

Proposed Business Combination

On February 10, 2021, we entered into a Business Combination Agreement (as amended and restated on July 29, 2021 and as it may be further amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among Atlas, Artemis Acquisition Sub Inc., a Delaware corporation (“Artemis Merger Sub”), and Archer Aviation Inc., a Delaware corporation (“Archer”).

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

Business Combination Consideration

In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the effective time of the Merger, (i) outstanding shares of common stock and preferred stock of Archer will be converted into a right to receive a number of shares of New Class B Common Stock determined on the basis of an implied Archer equity value of $1,480,000,000 (the “Implied Equity Value”), (ii) all stock awards (whether vested or unvested) to purchase Archer common stock will be converted into stock awards to purchase a number of shares of New Class B Common Stock based on an exchange ratio derived from the Implied Equity Value, and (iii) outstanding warrants (whether vested or unvested) to purchase Archer common stock will be converted into warrants to purchase a number of shares of New Archer Class A Shares or New Class B Common Stock, as applicable, determined on the basis of the Implied Equity Value. The former Archer equity holders will have the right to convert their shares of New Class B Common Stock into shares of New Class A Common Stock pursuant to the Post-Closing Atlas Certificate of Incorporation.

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

On March 30, 2021, one of Archer’s employees, who is a former employee of Wisk Aero LLC ("Wisk"), had a search warrant executed at his home in connection with a federal investigation into the employee. In addition, Archer and three of Archer’s employees, who are also former Wisk employees, received grand jury subpoenas from the United States Attorney’s Office for the Northern District of California in relation to the same investigation. Archer has informed Atlas that it is cooperating with the investigation of the employee. As of August 16, 2021, the investigation was ongoing. On April 6, 2021, Wisk brought a lawsuit against Archer in United States District Court in the Northern District of California (the “Court’’) alleging misappropriation of trade secrets and patent infringement. On May 19, 2021, Wisk filed a motion for preliminary injunction and expedited discovery. On June 1, 2021, Archer filed a motion to dismiss and counterclaims and issued a press release in response to Wisk’s allegations. On June 15, 2021, Wisk amended its complaint, and the following day Archer filed a motion to dismiss the amended complaint. On June 23, 2021, Archer filed an opposition to the motion for preliminary injunction and issued a press release the following day. On July 22, 2021, the Court denied Wisk’s motion for a preliminary injunction. On July 27, 2021, Wisk filed a motion to dismiss Archer’s counterclaims and strike Archer’s affirmative defenses. On August 11, 2021 there was a hearing to address Archer’s motions to dismiss Wisk's complaint and strike Wisk's trade secret disclosure, as well as to address Wisk's request for an expedited trial schedule.  The Judge has tentatively denied Archer's motion to dismiss Wisk's complaint and strike Wisk's trade secret disclosure.  The final order is expected to be issued shortly.  The Court tentatively set trial for November 28, 2021.  Archer cannot predict the timing or outcome of the litigation or federal government investigation. See “Item 1A of this Report - Risk Factors — Risks Related to Archer’s Business and Industry and New Archer Following the Business Combination — Archer has been named in civil litigation alleging misappropriation by Archer of a competitor’s trade secrets and infringement by Archer of certain of the competitor’s patents. Additionally, one of Archer’s employees was the subject of a search warrant relating to a federal government investigation, and Archer as well as three of Archer’s employees have been served with grand jury subpoenas in connection with such investigation. These civil and criminal proceedings and similar allegations or legal actions in the future may be time-consuming and expensive and, if adversely determined, could delay, limit or prevent Archer’s ability to commercialize its aircraft or otherwise execute on its business plan.”

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from August 26, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for our initial public offering (the "Initial Public Offering"), described below, and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest and dividend income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net income of $3,252,607, which resulted from a gain on the change in fair value of warrant liabilities of $7,053,334, interest and dividend income on investments held in the trust account of $8,633, and an unrealized gain on investments held in the trust account of $5,002, offset in part by operating costs of $3,764,636 and franchise tax expense of $49,726.

For the six months ended June 30, 2021, we had net income of $833,801, which resulted from a gain on the change in fair value of warrant liabilities of $9,280,003, an unrealized gain on marketable securities held in the trust account in the amount of $135,027, and interest and dividend income on investments held in the trust account of $8,633, offset in part by operating costs of $8,489,653 and franchise tax expense of $100,209.

Liquidity and Capital Resources

As of June 30, 2021, we had $297,376 in cash held outside of the trust account and a working capital deficit of $7,308,241. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. We plan to address this uncertainty through a business combination as discussed above. There is no assurance that our plans to consummate the business combination will be successful.

In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

For the six months ended June 30, 2021, net cash used in operating activities was $1,027,773, which was due to a gain on the change in fair value of warrant liabilities of $9,280,003, unrealized gains on investments in the trust account of $135,027, and interest and dividend income on investments held in the trust account of $8,633, offset in part by changes in working capital of $7,562,089, and our net income of $833,801.

For the six months ended June 30, 2021, net cash provided by investing activities of $99,226 was the result of cash withdrawn from trust account to pay taxes.

For the six months ended June 30, 2021, net cash provided by financing activities of $300,000 was the result of proceeds from the issuance of the promissory note with our Sponsor.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021 and December 31, 2021.

Contractual Obligations

Registration Rights

The holders of the founder shares, private placement warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the founder shares) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a business combination. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering our securities. We will bear the expenses incurred in connection with the filing of any such registration statements.

Business Combination Marketing Agreement

We engaged the representative of the underwriters and Moelis & Company LLC, an affiliate of our Sponsor, in connection with a business combination to assist us in holding meetings with our stockholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with a business combination, assist us in obtaining stockholder approval for the business combination and assist us with press releases and public filings in connection with the business combination. We will pay the representative of the underwriters and Moelis & Company LLC a fee for such services upon the consummation of the business combination of 2.25% ($11,250,000) and 1.25% ($6,250,000), respectively, or 3.5% ($17,500,000), in the aggregate, of the gross proceeds of the initial public offering. A portion of such fee may be re-allocated or paid to members of FINRA that assist us in consummating our business combination.

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of June 30, 2021 and December 31, 2020, 50,000,000 and 44,885,287 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet, respectively.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the public warrants was estimated using a Monte Carlo simulation approach and the fair value of the private placement warrants was estimated using a Modified Black-Scholes model.

Net Income Per Share of Common Stock

Net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 24,666,667 shares in the calculation of diluted income per share, since the warrants are contingently exercisable, and the contingencies have not yet been met.

The Company’s statement of operations includes a presentation of income per share for common shares subject to possible redemption and applies the two-class method in calculating income per share. Net earnings per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the allocable unrealized gain on investments held in the trust account and interest and dividend income on investments held in the trust account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock subject to possible redemption outstanding for the period. Net income per share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net income, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the founder shares as these shares do not have any redemption features and do not participate in the income earned on the trust account.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting described in Item 9A. Controls and Procedures included in the Company’s Amendment No. 1 to its Annual Report on Form 10-K for the year ending December 31, 2020 filed with the SEC on May 24, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the evaluation of the SEC’s statement regarding SPAC accounting matters and management’s subsequent re-evaluation of its previously issued financial statements, the Company determined that there were errors in its accounting for its warrants. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness as defined in the SEC regulations. This material weakness resulted in the restatement of the Company’s audited financial statements as of and for the year ended December 31, 2020.

Changes in Internal Control Over Financial Reporting

Other than the implementation of the material weakness remediation activities described below, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements to address the material weakness. Our updated processes include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 21, 2021, the Company received a demand to inspect its books and records under 8 Del. C. § 220 from a purported stockholder of the Company. The demand alleges, among other things, that the Company's officers and directors may have breached or may in the future breach their fiduciary duties in relation to the lawsuit filed against Archer by Wisk in the U.S. District Court for the Northern District of California on April 6, 2021. The Company has produced and is continuing to produce certain materials to the stockholder's counsel. Separately, certain other purported stockholders of the Company have demanded, by letters to Atlas’s counsel, that Atlas include certain additional disclosures in this proxy statement/prospectus and that the Company provide holders of the Company’s Class A Common Stock with a separate class vote on the Class A share increase proposal. The Company does not agree with any of the stockholder’s allegations of wrongdoing.

ITEM 1A. RISK FACTORS

For the complete set of risks relating to our operations and business combination, see the section titled “Risk Factors” contained in Annual Report on Form 10-K/A filed on May 24, 2021; provided, however, the Company has updated the risk factors originally set forth in its Annual Report filed on Form 10-K/A on May 24, 2021 under the heading “Risks Related to Archer’s Business and Industry and New Archer Following the Business Combination”. The updated risk factors are set forth below.

Risks Related to Archer’s Business and Industry and New Archer Following the Business Combination

Archer is an early-stage company with a history of losses, and expects to incur significant expenses and continuing losses for the foreseeable future.

As of March 31, 2021, Archer has incurred a year-to-date net loss of $94.9 million and has incurred a net loss of approximately $120.7 million since inception through March 31, 2021. Archer believes that it will continue to incur operating and net losses each quarter until at least the time it begins significant deliveries of its eVTOL aircraft, which are not expected to begin until late 2024/2025 and may occur later or not at all. Even if Archer is able to successfully develop and sell its aircraft, there can be no assurance that they will be financially successful. Archer’s potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of its aircraft, which may not occur.

Archer expects the rate at which it will incur losses to be significantly higher in future periods as Archer:

•	continues to design, develop, manufacture and market its aircraft;
•	continues to utilize its third-party partners for design, supply and manufacturing;
•	expands its production capabilities, including costs associated with outsourcing the manufacturing of its aircraft;
•	builds up inventories of parts and components for its aircraft;
•	manufactures an inventory of its aircraft;
•	expands its design, development and servicing capabilities;
•	increases its sales and marketing activities and develops its distribution infrastructure;
•	works with third party partners to develop pilot training programs; and
•	increases its general and administrative functions to support its growing operations and to operate as a public company.

Because Archer will incur the costs and expenses from these efforts before it receives any incremental revenues with respect thereto, Archer’s losses in future periods will be significant. In addition, Archer may find that these efforts are more expensive than it currently anticipates or that these efforts may not result in revenues, which would further increase Archer’s losses.

Archer is still developing a fully operational prototype of its demonstrator aircraft, has not yet obtained FAA type certification of its eVTOL aircraft under development and it has yet to manufacture or deliver any aircraft to customers, which makes evaluating Archer’s business and future prospects difficult and increases the risk of investment.

Archer was incorporated in October 2018 and has a limited operating history in the urban air mobility industry, which is continuously evolving. Archer’s aircraft are in the development stage and Archer does not expect its first commercial vehicle to be produced until 2024, if at all. Archer is still working to obtain FAA type certification of its eVTOL aircraft (including the G-1, G-2 and G-3 issue paper milestones, which, among other things, establish the applicable airworthiness and environmental regulations, special conditions, and procedural requirements that must be met to achieve FAA type certification). Archer’s current eVTOL aircraft prototype (the Maker aircraft) has not yet flown and is not scheduled to conduct its first test flight until later this year. As a result, Archer has no experience as an organization in high volume manufacturing of the planned aircraft. Many of Archer’s current and potential competitors are larger and have substantially greater resources than Archer has and expects to have in the future. They may also be able to devote greater resources to the development of their current and future technologies or the promotion and sale of their offerings, or offer lower prices. In particular, Archer’s competitors may be able to receive airworthiness certificates or production certificates for their aircraft prior to Archer receiving such certificates. Archer’s current and potential competitors may also establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and offerings. Further, it is possible that domestic or foreign companies or governments, some with greater experience in the aerospace industry or greater financial resources than we possess, will seek to provide products or services that compete directly or indirectly with Archer’s in the future. Any such foreign competitor, for example, could benefit from subsidies from, or other protective measures by, its home country.

Archer cannot assure you that it or its partners will be able to develop efficient, automated, cost- efficient manufacturing capability and processes, and reliable sources of component supplies that will enable Archer to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market its aircraft. You should consider Archer’s business and prospects in light of the risks and significant challenges it faces as a new entrant into its industry, including, among other things, with respect to its ability to:

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

The United Airlines purchase agreement has a conditional purchase order which constitutes all of the current orders for Archer aircraft. This order and the purchase agreement between Archer and United Airlines are subject to conditions, including certification of Archer’s aircraft by the FAA, and further negotiation and reaching mutual agreement on certain material terms, such as aircraft specifications, warranties, usage and transfer of the aircraft, performance guarantees, delivery periods, most favored nation provisions, the type and extent of assistance to be provided by United Airlines in obtaining certification of the aircraft, territorial restrictions, rights to jointly developed intellectual property, escalation adjustments and other matters. The obligations of United Airlines to consummate the order will arise only after all of such material terms are agreed in the discretion of each party. Further, and in addition to other termination rights set forth in the purchase agreement and the collaboration agreement, if the parties do not agree on such material terms, either party will have the right to terminate the agreements if such party determines in its discretion that it is not likely that such material terms will be agreed in a manner that is consistent with such party’s business and operational interests (as those interests may change from time to time). If this order is cancelled, modified or delayed, or otherwise not consummated, or if Archer is otherwise unable to convert its strategic relationships or collaborations into sales revenue, Archer’s prospects, results of operations, liquidity and cash flow will be affected.

Archer’s business plans require a significant amount of capital. In addition, its future capital needs may require Archer to sell additional equity or debt securities that may dilute its stockholders or introduce covenants that may restrict its operations or its ability to pay dividends.

Archer expects its capital expenditures and operating expenses to continue to be significant in the foreseeable future as it expands its business, and that its level of capital expenditures and operating expenses will be significantly affected by the aircraft certification process and subsequent customer demand for its aircraft. Archer expects that following the Closing, Archer will have sufficient capital to fund its currently planned operations based on current projections, which are subject to change. However, Archer expects to make significant investments in its business, including development of its aircraft and investments in its brand. In addition, over the next few years Archer expects to continue to incur ongoing expenses related to the Wisk litigation, which are difficult to predict. These investments and expenses may be greater than currently anticipated or there may be investments or expenses that are unforeseen, and Archer may not succeed in acquiring sufficient capital to offset these higher expenses and achieve positive revenue generation. The fact that Archer has a limited operating history means it has limited historical data on the demand for its aircraft. As a result, Archer’s future capital requirements may be uncertain and actual capital requirements may be different from those it currently anticipates. Archer may need to seek equity or debt financing to finance a portion of its future investments or expenses, including if there are significant redemptions in connection with the Business Combination. Such financing might not be available to Archer in a timely manner or on terms that are acceptable, or at all.

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

•

Archer did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of their financial statements. Specifically, Archer did not design and maintain:

•	user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel;
•

program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately; and

•	computer operations controls to ensure that data backups are authorized and monitored.

These material weaknesses resulted in immaterial audit adjustments to the research and development expense and property and equipment line items in Archer’s financial statements and related disclosures for the years ended December 31, 2020 and 2019, and a revision to Archer’s condensed financial statements for the period ended March 31, 2021 to reclassify certain costs within operating expenses from research and development expense to other warrant expense. Additionally, each of these material weaknesses could result in a misstatement of substantially all of Archer’s accounts or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

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

For the year ended December 31, 2020, Archer’s independent registered public accounting firm has included an explanatory paragraph relating to Archer’s ability to continue as a going concern in its report on Archer’s audited financial statements included in this proxy statement/prospectus.

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

Continuing to increase the strength of its reputation and brand for high-performing, sustainable, safe and cost-effective urban air mobility is critical to Archer’s ability to attract and retain customers and partners. In addition, Archer’s growth strategy includes international expansion through joint ventures, minority investments or other partnerships with local companies as well as event activations and cross-marketing with other established brands, all of which benefit from Archer’s reputation and brand recognition. The successful development of Archer’s reputation and brand will depend on a number of factors, many of which are outside its control. Negative perception of Archer’s platform or company may harm its reputation and brand, including as a result of:

•

complaints or negative publicity or reviews about Archer, independent third-party aircraft operators or fliers, its air mobility services or other brands or events Archer associate with, even if factually incorrect or based on isolated incidents;

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

The eVTOL aircraft industry may not continue to develop, eVTOL aircraft may not be adopted by the market or Archer’s independent third-party aircraft operators, eVTOL aircraft may not be certified by transportation authorities or eVTOL aircraft may not deliver the expected reduction in operating costs, any of which could adversely affect Archer’s prospects, business, financial condition and results of operations.

eVTOL aircraft involve a complex set of technologies, which Archer must continue to further develop and rely on its independent third-party aircraft operators to adopt. However, before eVTOL aircraft can fly passengers, Archer must receive requisite approvals from federal transportation authorities. No eVTOL aircraft are currently certified by the FAA for commercial operations in the United States, and there is no assurance that Archer’s research and development will result in government-certified aircraft that are market- viable or commercially successful in a timely manner or at all. In order to gain government certification, the performance, reliability and safety of eVTOL aircraft must be proven, none of which can be assured. In particular, there is a risk that Archer will not obtain approval for one or more of the type certification from the FAA that are required for ultimate certification and commercial use of its aircraft, or will experience delays in receiving one or more of the type certifications from the FAA. Even if eVTOL aircraft are certified, individual operators must conform eVTOL aircraft to their licenses, which requires FAA approval, and individual pilots also must be licensed and approved by the FAA to fly eVTOL aircraft, which could contribute to delays in any widespread use of eVTOL aircraft and potentially limit the number of eVTOL aircraft operators available to partner with Archer.

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

If Archer’s operations continue to grow as planned, of which there can be no assurance, Archer will need to expand its sales, marketing, operations, and the number of partners with whom Archer does business. Archer’s continued growth could increase the strain on its resources, and it could experience operating difficulties, including difficulties in hiring, training and managing an increasing number of employees. These difficulties may result in the erosion of Archer’s brand image, divert the attention of management and key employees and impact financial and operational results. The continued expansion of Archer’s business may also require additional space for administrative support. If Archer is unable to drive commensurate growth, these costs, which include lease commitments, marketing costs and headcount, could result in decreased margins, which could have an adverse effect on Archer’s business, financial condition and results of operations.

Operation of aircraft involves a degree of inherent risk. Archer could suffer losses and adverse publicity stemming from any accident involving small aircraft, helicopters or charter flights and in particular from any accident involving its independent third-party aircraft operators.

The operation of aircraft is subject to various risks, and demand for air transportation, including Archer’s urban air mobility offerings, has and may in the future be impacted by accidents or other safety issues regardless of whether such accidents or issues involve Archer flights, its independent third-party aircraft operators or aircraft flown by Archer’s independent third-party aircraft operators. Air transportation hazards, such as adverse weather conditions and fire and mechanical failures, may result in death or injury to personnel and passengers and which could impact client or passenger confidence in a particular aircraft type or the air transportation services industry as a whole and could lead to a reduction in passenger volume, particularly if such accidents or disasters were due to a safety fault. Safety statistics for air travel are reported by multiple parties, including the Department of Transportation (“DOT”) and National Transportation Safety Board, and are often separated into categories of transportation. Because Archer’s urban air mobility offerings may include a variety of transportation methods, fliers may have a hard time determining how safe urban air mobility services are and their confidence in urban air mobility may be impacted by, among other things, the classification of accidents in ways that reflect poorly on urban air mobility services or the transportation methods urban air mobility services utilize.

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

From time to time Archer is expected to store varying amounts of lithium-ion cells at its facilities. In addition, Archer’s manufacturing partners and suppliers are expected to store a significant number of lithium-ion cells at their facilities. Any mishandling of battery cells may cause disruption to the operation of our facilities or our manufacturers. A safety issue or fire related to the cells could disrupt operations or cause manufacturing delays. Such damage or injury could lead to adverse publicity and potentially a safety recall. Moreover, any failure of a competitor’s eVTOL aircraft or energy storage product may cause indirect adverse publicity for Archer and its aircraft. Such adverse publicity could negatively affect Archer’s brand and harm its business, prospects, financial condition and operating results.

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

Archer’s long term success and ability to significantly grow its revenue will depend, in part, on its ability to establish and expand into international markets and/or expand market segments.

Archer’s future results will depend, in part, on its ability to establish and expand its presence within international markets and into the market segments of defense or logistics/cargo. Archer’s ability to expand into these markets will depend upon its ability to obtain the necessary international certifications, adapt to international markets, understand the broader customer base, and address any unique technological requirements. Archer’s ability to expand internationally involves various risks, including, but not limited to, the need to invest significant resources in such expansion, and the possibility that returns on such investments will not be achieved in the near future or at all in these less familiar competitive environments. Archer may also choose to conduct its international business through joint ventures, minority investments or other partnerships with local companies as well as event activations and cross-marketing with other established brands. If Archer is unable to identify partners or negotiate favorable terms, its international growth may be limited. In addition, Archer may incur significant expenses in advance of generating material revenue as it attempts to establish its presence in particular international markets or market segments outside of passenger traffic.

Archer is subject to cybersecurity risks to its operational systems, security systems, infrastructure, integrated software in its aircraft and customer data processed by Archer or third-party vendors.

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

Moreover, there are inherent risks associated with developing, improving, expanding and updating Archer’s current systems, such as the disruption of Archer’s data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect Archer’s ability to manage its data and inventory, procure parts or supplies or manufacture, deploy, deliver and service its aircraft, adequately protect its intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. Archer cannot be sure that these systems upon which it relies, including those of its third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If Archer does not successfully implement, maintain or expand these systems as planned, its operations may be disrupted and its ability to accurately and timely report its financial results could be impaired. Moreover, Archer’s proprietary information or intellectual property could be compromised or misappropriated, and its reputation may be adversely affected. If these systems do not operate as Archer expects them to, Archer may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

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

The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. Archer may not be able to monitor and react to all developments in a timely manner. For example, California adopted the California Consumer Privacy Act (the ‘‘CCPA’’), which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered businesses to provide new disclosures to California residents, provide them new ways to opt-out of certain disclosures of personal information, and allow for a new cause of action for data breaches. As Archer expands its operations, the CCPA may increase Archer’s compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states have begun to propose similar laws. Compliance with any applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and Archer may be required to put in place additional mechanisms to comply with such laws and regulations.

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

Archer has been named in civil litigation alleging misappropriation by Archer of a competitor’s trade secrets and infringement by Archer of certain of the competitor’s patents. Additionally, one of Archer’s employees was the subject of a search warrant relating to a federal government investigation, and Archer as well as three of Archer’s employees have been served with grand jury subpoenas in connection with such investigation. These civil and criminal proceedings and similar allegations or legal actions in the future may be time-consuming and expensive and, if adversely determined, could delay, limit or prevent Archer’s ability to commercialize its aircraft or otherwise execute on its business plan.

Archer is currently involved in the following legal actions:

•

On March 30, 2021, one of Archer’s employees, who is a former employee of Wisk, had a search warrant executed at his home in connection with a federal investigation. In addition, Archer and three of Archer’s employees, who are also former Wisk employees, received grand jury subpoenas from the United States Attorney’s Office for the Northern District of California in relation to the same investigation. The grand jury subpoenas seek documents and information about Archer’s business, including its hiring practices and intellectual property, as well as documents and information relating to the employment of such employees at Wisk, including Wisk’s intellectual property, business plans, and information relating to Wisk’s aircraft design. Archer has informed Atlas that it is cooperating with the investigation of the employee. As of August 10, 2021, the investigation is ongoing.

•

On April 6, 2021, Wisk brought a lawsuit against Archer in the United States District Court for the Northern District of California, alleging that Archer misappropriated Wisk’s trade secrets in developing Archer’s eVTOL aircraft. In addition, the lawsuit alleges that aspects of Archer’s eVTOL aircraft infringe four of Wisk’s patents. Wisk alleges that Archer carried out its purported misappropriation through one or more former Wisk employees who allegedly brought confidential trade secret materials from Wisk to Archer when joining Archer in early 2020. On May 19, 2021, Wisk filed a motion for preliminary injunction and expedited discovery.

•	On June 1, 2021, Archer filed a motion to dismiss and counterclaims and issued a press release in response to Wisk’s allegations.
•	On June 15, 2021, Wisk amended its complaint, and the following day Archer filed a motion to dismiss the amended complaint.
•	On June 23, 2021, Archer filed an opposition to the motion for preliminary injunction and issued a press release the following day.
•	On July 13, 2021, Archer filed amended counterclaims.
•	On July 22, 2021, the Court denied Wisk’s motion for preliminary injunction.
•	On July 27, 2021, Wisk filed a motion to strike and dismiss certain of Archer’s amended counterclaims.

The proceedings are in the early stages. Due to confidentiality issues related to the litigation, Atlas and its advisors do not have full access to the record and must rely, in part, on representations from Archer and its counsel. Archer cannot predict their outcome or impact on Archer and its business. With respect to the federal investigation of the former Wisk employee, there can be no assurance that Archer itself will not be named as a subject or target of the pending investigation or other government investigations in the future. Archer has incurred and expects to continue to incur costs in responding to the proceedings. Archer’s business plan does not include the cost of defending a long-term litigation with Wisk or any meaningful award of damages or settlement with Wisk.

In addition, other holders of intellectual property rights relating to battery packs, electric motors, aircraft configurations, fly-by-wire flight control software, electronic power management systems or any other technology relevant to Archer’s business may initiate legal proceedings alleging infringement or misappropriation of such rights by Archer and its employees, either with respect to Archer’s own intellectual property or intellectual property Archer licenses from third parties.

Archer’s pending proceedings and other future legal proceedings against Archer or its employees, regardless of outcome or merit, could be time consuming and expensive to defend or resolve, result in substantial diversion of management and technical resources, delay, limit or prevent Archer’s ability to make, develop, commercialize or deploy its aircraft and aerial ride sharing services and deteriorate Archer’s reputation and its business relationships, any of which could make it more difficult or impossible for Archer to operate its business or otherwise execute on its business plan and significantly adversely affect Archer’s business, financial condition, or results of operations. In the event of an adverse outcome of the litigation, Archer may have to cease developing and/or using the asserted intellectual property, which could significantly adversely impact Archer’s business, financial condition, or results of operation.

In response to a determination or resolution that Archer or any of its employees have infringed upon or misappropriated a third party’s intellectual property rights, Archer may be required to take certain actions, including (without limitation) one or more of the following:

•	cease development, sales or use of its Archer aircraft or other products;
•	pay substantial damages, interest, attorneys’ fees, costs and other amounts;
•	transfer intellectual property rights to a competitor;
•	obtain a license from the owner of the asserted intellectual property right, which license may not be available on reasonable terms or available at all;
•	terminate the employment of key employees;
•	develop or re-develop an alternative design of Archer aircraft; or
•	re-develop one or more other aspects or systems of its aircraft or other offerings.

A successful claim of infringement or misappropriation against Archer or any of its employees could delay, limit or prevent Archer’s ability to commercialize its aircraft and could significantly adversely affect its business, prospects, financial condition or operating results. Even if Archer is successful in defending against these claims, litigation could result in substantial costs and distraction to the company and its management over many years.

Archer’s business may be adversely affected if it is unable to protect its intellectual property rights from unauthorized use by third parties.

Failure to adequately protect Archer’s intellectual property rights could result in Archer’s competitors offering similar products or services, potentially resulting in the loss of some of Archer’s competitive advantage and a decrease in its revenue, which could adversely affect Archer’s business, prospects, financial condition and operating results. Archer’s success depends, at least in part, on its ability to protect its core technology and intellectual property. To accomplish this, Archer will rely on a combination of patents, trade secrets (including know-how), employee and third-party nondisclosure agreements, copyrights, trademarks, intellectual property licenses and other contractual rights to establish and protect Archer’s rights in its technology.

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

To the extent Archer expands its international activities, its exposure to unauthorized use of its technologies and proprietary information may increase. Archer may also fail to detect unauthorized use of its intellectual property, or be required to expend significant resources to monitor and protect its intellectual property rights, including engaging in litigation, which may be costly, time-consuming, and divert the attention of management and resources, and may not ultimately be successful. If Archer fails to meaningfully establish, maintain, protect and enforce its intellectual property rights internationally, its business, financial condition and results of operations could be adversely affected.

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

Disruption of operations at the airports where Archer’s terminal facilities are expected to initially be located, whether caused by labor relations, utility or communications issues or fuel shortages, could harm Archer’s business. Certain airports may regulate flight operations, such as limiting the number of landings per year, which could reduce Archer’s aerial ride sharing operations. Bans on Archer’s airport operations or the introduction of any new permitting requirements would significantly disrupt its operations. In addition, demand for Archer’s urban air mobility services could be impacted if drop-offs or pick-ups of fliers become inconvenient because of airport rules or regulations, or more expensive for fliers because of airport- imposed fees, which would adversely affect Archer’s business, financial condition and operating results.

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

Potential litigation against Archer and Atlas could result in an injunction preventing the completion of the Business Combination or a judgment resulting in the payment of damages.

On May 21, 2021, Atlas received a demand to inspect its books and records under 8 Del. C. § 220 from a purported stockholder of Atlas. The demand alleges, among other things, that Atlas’s officers and directors may have breached or may in the future breach their fiduciary duties in relation to the lawsuit filed against Archer by Wisk in the U.S. District Court for the Northern District of California on April 6, 2021. Atlas has produced and is continuing to produce certain materials to the stockholder’s counsel. Separately, certain other purported stockholders of Atlas have demanded, by letters to Atlas’s counsel, that Atlas include certain additional disclosures in this proxy statement/prospectus and demanding that the Company provide holders of the Company’s Class A Common Stock with a separate class vote on the Class A share increase proposal. Atlas does not agree with any of the stockholders allegations of wrongdoing. In connection with the lawsuit filed against Archer by Wisk on April 6, 2021, on May 19, 2021, Wisk filed a motion for preliminary injunction and expedited discovery. On June 1, 2021, Archer filed a motion to dismiss and counterclaims and issued a press release in response to Wisk’s allegations. On June 15, 2021, Wisk amended its complaint, and the following day Archer filed a motion to dismiss the amended complaint. On June 23, 2021, Archer filed an opposition to Wisk’s motion for a preliminary injunction and issued a press release the following day. On July 13, 2021, Archer filed amended counterclaims. On July 22, 2021, the Court denied Wisk’s motion for preliminary injunction. On July 27, 2021, Wisk filed a motion to strike and dismiss certain of Archer’s amended counterclaims. On August 11, 2021 there was a hearing to address Archer’s motions to dismiss Wisk's complaint and strike Wisk's trade secret disclosure, as well as to address Wisk's request for an expedited trial schedule.

There can be no assurances that additional lawsuits, complaints or demands will not be filed or made with respect to the Business Combination. Such lawsuits, complaints or demands, including the matters described above, could prevent or delay the completion of the Business Combination and result in significant costs to Archer and/or Atlas, including any costs associated with the indemnification of directors and officers. The defense or settlement of any lawsuit, claim or demand, including the matters described above, that remains unresolved at the time the Business Combination is completed may adversely affect Archer’s business, financial condition, results of operations and cash flows.

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

*Filed herewith.

**Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas Crest Investment Corp.

Date: August 16, 2021	By:	/s/ Michael Spellacy
		Name:	Michael Spellacy
		Title:	Chief Executive Officer

Atlas Crest Investment Corp.

Date: August 16, 2021	By:	/s/ Christopher Callesano
		Name:	Christopher Callesano
		Title:	Chief Financial Officer