Form 10-Q/A
period 2021-06-30
Atlas Crest Investment Corp.
filed 2021-08-18
CIK 1824502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A (Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Atlas Crest Investment Corp. (the “Company”) 10-Q Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (the “Original Form 10-Q”), as filed with the Securities and Exchange Commission on August 16, 2021, is to correct a typographical error in a statement made in “Part 1: Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operation –Overview – Proposed Business Combination” regarding the tentative trial date for the litigation between Wisk Aero LLC (“Wisk”) and Archer Aviation Inc. (“Archer”).  The sentence in the Original Form 10-Q stated that the trial was tentatively set for November 28, 2021.  The correct tentative trial date is November 28, 2022.  No other items of the Original Form 10-Q are being amended. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10-Q or modify or update in any way disclosures made in the Original Form 10-Q other than the tentative trial date set forth above.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Amendment No. 1 to the Quarterly Report on Form 10-Q.

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

Atlas Crest Investment Corp.

Date: August 17, 2021	By:	/s/ Michael Spellacy
		Name:	Michael Spellacy
		Title:	Chief Executive Officer

Atlas Crest Investment Corp.

Date: August 17, 2021	By:	/s/ Christopher Callesano
		Name:	Christopher Callesano
		Title:	Chief Financial Officer