Form 10-Q
period 2021-09-30
Archer Aviation Inc.
filed 2021-11-12
CIK 1824502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-39668
Archer Aviation Inc.
(Exact name of registrant as specified in its charter)

Delaware	83-2292321
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1880 Embarcadero Road, Palo Alto, CA 94303
(Address of principal executive offices, including zip code)
(650) 272-3233
Registrant's telephone number, including area code
N/A
(Former name, former address, and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	ACHR	New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	ACHR WS	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 8, 2021, the number of shares of the registrant’s Class A common stock outstanding was 157,268,036, and the number of shares of the registrant’s Class B common stock outstanding was 80,062,758.

Archer Aviation Inc.
For 10-Q
For the Quarterly Period Ended September 30, 2021

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements, other than statements of present or historical fact included in or incorporated by reference, in this Quarterly Report on Form 10-Q regarding our future financial performance, as well as our strategy, future operations, financial position, estimated revenues, and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would,” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q, and current expectations, assumptions, hopes, beliefs, intentions and strategies regarding future events. Accordingly, forward-looking statements in this Quarterly Report on Form 10-Q and in any document incorporated herein by reference should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report on Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission that disclose risks and uncertainties that may affect our business. Moreover, new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks and uncertainties, the future events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.
ii

Part I - Financial Information
Item 1. Financial Statements
Archer Aviation Inc.
Consolidated Condensed Balance Sheets
(In millions, except share and per share data; unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$796.2	$36.6
Prepaid expenses	1.1	0.8
Other current assets	0.4	—
Total current assets	797.7	37.4
Property and equipment, net	4.3	1.6
Intangible assets, net	0.5	0.5
Right-of-use asset	2.7	2.3
Other long-term assets	0.5	—
Total assets	$805.7	$41.8
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19.4	$2.1
Lease liability	1.7	0.8
Notes payable	7.0	0.6
Other current liabilities	1.6	0.3
Total current liabilities	29.7	3.8
Notes payable, net of current portion	11.7	0.3
Lease liability, net of current portion	1.0	1.5
Warrant liabilities	40.9	—
Other long-term liabilities	0.5	0.3
Total liabilities	83.8	5.9
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 700,000,000 shares authorized; 157,013,725 shares issued and outstanding as of September 30, 2021 and 49,828,517 shares issued and outstanding as of December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 300,000,000 shares authorized; 79,876,025 shares issued and outstanding as of September 30, 2021 and 66,714,287 shares issued and outstanding as of December 31, 2020, respectively	—	—
Additional paid-in capital	1,052.2	61.7
Accumulated deficit	(330.3)	(25.8)
Total stockholders’ equity	721.9	35.9
Total liabilities and stockholders’ equity	$805.7	$41.8
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Operations and Comprehensive Loss
(In millions, except share and per share data; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses
Research and development	$23.1	$6.7	$44.6	$13.6
General and administrative	114.1	0.6	143.1	2.3
Other warrant expense	39.1	—	117.3	—
Total operating expenses	176.3	7.3	305.0	15.9
Loss from operations	(176.3)	(7.3)	(305.0)	(15.9)
Gain on forgiveness of PPP loan	—	—	0.9	—
Other income	0.1	—	0.1	—
Interest expense	(0.5)	—	(0.5)	(0.2)
Loss before income taxes	(176.7)	(7.3)	(304.5)	(16.1)
Net loss and comprehensive loss	$(176.7)	$(7.3)	$(304.5)	$(16.1)

Net loss per share, basic and diluted	$(2.00)	$(0.14)	$(4.50)	$(0.32)
Weighted-average shares outstanding, basic and diluted	88,443,192	50,486,449	67,693,754	50,381,374
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity
(In millions, except share data; unaudited)

	Redeemable Convertible Preferred Stock						Common Stock
	Series Seed		Series A		Common Stock		Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	—	$—	—	$—	49,828,517	$—	66,714,287	$—	$61.7	$(25.8)	$35.9
Exercise of stock options	—	—	—	—	—	—	147,319	—	525,044	—	—	—	—
Issuance of warrants	—	—	—	—	—	—	—	—	—	—	78.2	—	78.2
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	0.9	—	0.9
Net loss	—	—	—	—	—	—	—	—	—	—	—	(94.9)	(94.9)
Balance as of March 31, 2021	—	—	—	—	—	—	49,975,836	—	67,239,331	—	140.8	(120.7)	20.1
Exercise of stock options	—	—	—	—	—	—	147,318	—	94,005	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1.0	—	1.0
Net loss	—	—	—	—	—	—	—	—	—	—	—	(32.9)	(32.9)
Balance as of June 30, 2021	—	—	—	—	—	—	50,123,154	—	67,333,336	—	141.8	(153.6)	(11.8)
Issuance of restricted stock	—	—	—	—	—	—	—	—	10,004,612	—	101.7	—	101.7
Exercise of stock options	—	—	—	—	—	—	147,320	—	2,538,077	—	0.4	—	0.4
Issuance of warrants	—	—	—	—	—	—	—	—	—	—	44.8	—	44.8
Exercise of warrants	—	—	—	—	—	—	8,845,058	—	—	—	0.1	—	0.1
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1.1	—	1.1
Issuance of Class A common stock pursuant to the Business Combination Agreement	—	—	—	—	—	—	36,385,693	—	—	—	162.3	—	162.3
PIPE financing	—	—	—	—	—	—	61,512,500	—	—	—	600.0	—	600.0
Net loss	—	—	—	—	—	—	—	—	—	—	—	(176.7)	(176.7)
Balance as of September 30, 2021	—	$—	—	$—	—	$—	157,013,725	$—	79,876,025	$—	$1,052.2	$(330.3)	$721.9

	Redeemable Convertible Preferred Stock						Common Stock
	Series Seed		Series A		Common Stock		Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019 (as previously reported)	18,193,515	$5.9	—	$—	50,000,000	$—	—	$—	—	$—	$—	$(1.0)	$(1.0)
Retroactive application of recapitalization	(18,193,515)	(5.9)	—	—	(50,000,000)	—	15,250,985	—	53,390,228	—	5.9	—	5.9
Balance as of December 31, 2019 (as adjusted)	—	—	—	—	—	—	15,250,985	—	53,390,228	—	5.9	(1.0)	4.9
Net loss	—	—	—	—	—	—	—	—	—	—	—	(4.0)	(4.0)
Balance as of March 31, 2020	—	—	—	—	—	—	15,250,985	—	53,390,228	—	5.9	(5.0)	0.9
Issuance of restricted stock	—	—	—	—	—	—	1,141,444	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(4.9)	(4.9)
Balance as of June 30, 2020	—	—	—	—	—	—	16,392,429	—	53,390,228	—	5.9	(9.9)	(4.0)
Issuance of preferred stock	—	—	—	—	—	—	30,596,077	—	7,728,342	—	45.7	—	45.7
Conversion of notes and accrued interest to preferred stock	—	—	—	—	—	—	2,651,027	—	1,772,846	—	5.3	—	5.3
Net loss	—	—	—	—	—	—	—	—	—	—	—	(7.3)	(7.3)
Balance as of September 30, 2020	—	$—	—	$—	—	$—	49,639,533	$—	62,891,416	$—	$56.9	$(17.2)	$39.7
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Cash Flows
(In millions; unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(304.5)	$(16.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	0.8	0.1
Debt discount amortization	0.1	—
Stock-based compensation	104.7	—
Change in fair value of warrant liability	0.1	—
Non-cash interest	—	0.3
Non-cash lease expense	1.0	—
Research and development warrant expense	5.7	—
Other warrant expense	117.3	—
Gain on forgiveness of PPP loan	(0.9)	—
Changes in operating assets and liabilities:
Prepaid expenses	(0.3)	(0.9)
Other current assets	(0.4)	—
Other long-term assets	(0.5)	—
Accounts payable	16.9	1.4
Other current liabilities	1.5	—
Operating lease liability	(1.0)	—
Net cash used in operating activities	(59.5)	(15.2)
Cash flows from investing activities
Purchase of property and equipment	(3.0)	(0.4)
Net cash used in investing activities	(3.0)	(0.4)
Cash flows from financing activities
Proceeds from issuance of debt	20.0	0.9
Proceeds from PIPE financing	600.0	—
Recapitalization transaction	257.6	—
Recapitalization transaction costs	(55.8)	—
Proceeds from exercise of stock options	0.4	—
Proceeds from exercise of stock warrants	0.1	—
Proceeds from issuance of preferred stock, net	—	45.7
Payment of debt issuance costs	(0.2)	—
Net cash provided by financing activities	822.1	46.6
Net increase in cash and cash equivalents	759.6	31.0
Cash and cash equivalents, beginning of period	36.6	10.1
Cash and cash equivalents, end of period	$796.2	$41.1

Supplemental Cash Flow Information:
Cash paid for interest	$0.3	$—
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	0.4	0.1
Promissory notes and interest settled with preferred shares	—	5.3
Allocation of debt proceeds to stock warrants	1.2	—
Conversion of convertible preferred stock to common stock in connection with the reverse recapitalization	61.5	—
PIPE financing issuance costs settled with the issuance of Class A common stock	7.0	—
Recapitalization transaction costs settled with the issuance of Class A common stock	8.1	—
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)

Note 1 - Organization and Nature of Business
Organization and Nature of Business

Archer Aviation Inc. (the “Company” “we,” “us” or “our”), a Delaware corporation, with our headquarters located in Palo Alto, California, is an aerospace company. The Company is a former blank check company incorporated on August 26, 2020 under the name Atlas Crest Investment Corp. (“Atlas”) as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.
Our mission is to advance the benefits of sustainable air mobility. Our goal is to move people throughout the world's cities in a quick, safe, sustainable, and cost-effective manner. To accomplish this goal, we are designing and developing an electric vertical takeoff and landing (“eVTOL”) aircraft for use in future urban air mobility (“UAM”) networks.
Business Combination

On September 16, 2021 (the “Closing Date”), Archer Aviation, Inc., a Delaware corporation (prior to the closing of the Business Combination, “Legacy Archer”), Atlas, and Artemis Acquisition Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Atlas (“Merger Sub”), consummated the closing of the transactions contemplated by the Business Combination Agreement, dated February 10, 2021, as amended and restated on July 29, 2021, by and among Atlas, Legacy Archer and Merger Sub (the “Business Combination Agreement”), following approval at a special meeting of the stockholders of Atlas held on September 14, 2021 (the “Special Meeting”). Unless otherwise specified or unless the context otherwise requires, references in these notes to Legacy Archer refers to Archer prior to the Business Combination and references in these notes to “New Archer” refer to Archer following the Business Combination.
Pursuant to the terms of the Business Combination Agreement, a business combination of Legacy Archer and Atlas was effected by the merger of Merger Sub with and into Legacy Archer, with Legacy Archer surviving the merger (the “Surviving Entity”) as a wholly-owned subsidiary of Atlas (the “Merger,” and, collectively with the other transactions described in the Business Combination Agreement, the “Business Combination”). Following the consummation of the Merger on the Closing Date, the Surviving Entity changed its name from Archer Aviation, Inc. to Archer Aviation Operating Corp., and Atlas changed its name from Atlas Crest Investment Corp. to Archer Aviation Inc. and it became the successor registrant with the U.S. Securities and Exchange Commission (“SEC”). Prior to the closing of the Business Combination, the Class A common stock and public warrants of Atlas were listed on the New York Stock Exchange (“NYSE”) under the symbols “ACIC” and “ACIC WS,” respectively. New Archer Class A common stock and public warrants are currently listed on the NYSE under the symbols “ACHR” and “ACHR WS,” respectively.
Additionally, certain investors had agreed to subscribe for and purchase an aggregate of up to $600.0 million of common stock of the combined company (“PIPE Financing”). The PIPE Financing was consummated substantially concurrent with the closing of the Merger.
The Business Combination generated gross cash proceeds of $857.6 million, including $600.0 million proceeds from the PIPE Financing. Total direct and incremental transaction costs aggregated $81.8 million, of which $10.9 million were expensed as part of the Business Combination, $55.8 million were recorded to additional paid-in-capital (“APIC”) as equity issuance costs, and the remaining $15.1 million was settled through the issuance of shares of New Archer Class A shares.
While the legal acquirer in the Business Combination Agreement was Atlas, for financial accounting and reporting purposes under accounting principles generally accepted in the United States of America (“U.S. GAAP”), Legacy Archer is the accounting acquirer, and the Business Combination is accounted for as a “reverse recapitalization.” A reverse recapitalization does not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the financial statements of Legacy Archer in many respects. Under this method of accounting, Atlas is treated as the “acquired” company for financial reporting purposes. For accounting purposes, Legacy Archer is deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of Legacy Archer (i.e., a capital transaction involving the issuance of stock by Atlas for the stock of New Archer). Refer to Note 4 for additional information.

The financial statements included in this report reflect (i) the historical operating results of Legacy Archer prior to the Business Combination; (ii) the combined results of Atlas and Legacy Archer following the closing of the Business

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Combination; (iii) the assets and liabilities of Legacy Archer at their historical cost; and (iv) the Company’s equity structure for all periods presented.
COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The rapid spread of COVID-19 caused volatility and disruption in financial markets and prompted governments and businesses to take unprecedented measures such as travel restrictions, quarantines, shelter-in-place orders, and business shutdowns. The impact of the COVID-19 pandemic continues to evolve due to, among other reasons, the emergence of additional variants or strains of COVID-19. As such, the full magnitude of the pandemic’s effect on our financial condition, liquidity, and future results of operations is uncertain. Management continues to actively monitor our financial condition, liquidity, operations, suppliers, industry, and workforce, but currently does not anticipate any material impairments as a result of COVID-19 and will continue to evaluate the impact of COVID-19 on an ongoing basis. See Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for more information.
Note 2 - Liquidity and Going Concern
Since our formation, we have devoted substantial effort and capital resources to the design and development of our planned eVTOL aircraft and UAM network. Funding of these activities has primarily been through the net proceeds received from the issuance of related and third-party debt (Note 6 and Note 7), and the sale of preferred and common stock to related and third parties (Note 9). Through September 30, 2021, we have incurred cumulative losses from operations, negative cash flows from operating activities, and have an accumulated deficit of $330.3 million. Additionally, we have cash and cash equivalents of $796.2 million as of September 30, 2021.
Our audit report for the year ended December 31, 2020 from our independent registered public accounting firm includes an explanatory paragraph stating that our recurring losses from operations and cash outflows from operating activities raise substantial doubt about our ability to continue as a going concern. However, after the closing of the Business Combination on the Closing Date, we received net cash proceeds of $801.8 million. Management expects that the net cash proceeds from the Business Combination along with our cash balances held prior to the Closing Date will be sufficient to fund our current operating plan for at least the next 12 months from the date these consolidated condensed financial statements were available to be issued.
There can be no assurance that we will be successful in achieving our business plans, that our current capital will be sufficient to support our ongoing operations, or that any additional financing will be available in a timely manner or on acceptable terms, if at all. If events or circumstances occur such that we do not meet our business plans, we may be required to raise additional capital, alter, or scale back our aircraft design, development and certification programs, as well as our manufacturing capabilities, or be unable to fund capital expenditures. Any such events would have a material adverse effect on our financial position, results of operations, cash flows, and ability to achieve our intended business plans.
Note 3 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated condensed financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2020 set forth in our final proxy statement/prospectus filed with the SEC on August 11, 2021.
The Company has provided a discussion of significant accounting policies, estimates, and judgments in our audited financial statements. There have been no changes to our significant accounting policies since December 31, 2020 which are expected to have a material impact on our financial position, results of operations, or cash flows.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Retroactive Application of Reverse Recapitalization

As discussed in Note 4, Reverse Recapitalization and Related Transactions, the Business Combination is accounted for as a reverse recapitalization of equity structure. Pursuant to U.S. GAAP, we recast our consolidated condensed statements of redeemable convertible preferred stock and stockholders’ equity from December 31, 2019 to the Closing Date, the total stockholder’s equity within our consolidated condensed balance sheet as of September 30, 2020 and the weighted average outstanding shares, basic and diluted for the nine months ended September 30, 2020 by applying the recapitalization retroactively.

In addition, we recast the stock class and issued and outstanding number of stock, exercise prices of options, and warrants for each balance sheet period presented in these consolidated condensed financial statements and the accompanying notes.

Retroactive Application of Reverse Recapitalization to the Consolidated Condensed Statements of Stockholders’ Equity

Pursuant to the terms of the Business Combination Agreement, as part of the closing, all of the issued series seed redeemable convertible preferred stock and series A redeemable convertible preferred stock of Legacy Archer were automatically converted into Legacy Archer common stock at a 1:1 ratio, which were converted again, along with all other issued and outstanding common stock of Legacy Archer, into 124,735,762 shares of New Archer Class A and Class B common stock at an Exchange Ratio of 1.00656519 (“Exchange Ratio”). Additionally, each of Legacy Archer options, RSUs, and warrants that were outstanding immediately prior to the closing of the Business Combination remained outstanding and converted into options, RSUs, and warrants for New Archer Class A and Class B common stock equal to the number of Legacy Archer common stock, subject to such options, RSUs, or warrants, multiplied by the Exchange Ratio at an exercise price per share equal to the current exercise price per share for such option or warrant divided by the Exchange Ratio, with the aggregate amount of shares of New Archer Class A and B common stock issuable upon exercise of such options, RSUs, and warrants to be 60,260,483.

Retroactive Application of Reverse Recapitalization to the Consolidated Condensed Statements of Operations and Comprehensive Loss

Furthermore, based on the retroactive application of the reverse recapitalization to our consolidated condensed statements of redeemable convertible preferred stock and stockholders’ equity, we recalculated the weighted average shares for the nine months ended September 30, 2020. The basic and diluted weighted-average Legacy Archer common stock were retroactively converted to New Archer Class A and B common stock using the Exchange Ratio to conform to the recast in the consolidated condensed statements of redeemable convertible preferred stock and stockholders’ equity.

Retroactive Application of Reverse Recapitalization to the Consolidated Condensed Balance Sheets

Finally, to conform to the retroactive application of recapitalization to our statements of redeemable convertible preferred stock and stockholders’ equity, the Company reclassified the $5.9 million of Legacy Archer series seed redeemable convertible preferred stock and the $55.6 million of Legacy Archer series A redeemable convertible preferred stock to APIC, less amounts attributable to the par value of the common stock as adjusted, as of September 30, 2020.
Cash and Cash Equivalents
Cash consists of cash on deposit with financial institutions. Cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of three months or less from the date of purchase. Cash and cash equivalent balances were $796.2 million and $36.6 million as of September 30, 2021 and December 31, 2020, respectively, of which money market funds were $0.3 million and $34.4 million as of September 30, 2021 and December 31, 2020, respectively. Money market funds, which are considered cash equivalents, are recorded at fair value and classified as Level 1 within the fair value hierarchy.
Fair Value Measurements
We apply the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, which defines a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurements. The provisions of ASC 820 relate to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring and nonrecurring basis. The standard clarifies that fair value is an exit price,

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level 1Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
Level 2Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
Level 3Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The carrying amounts of our cash, accounts payable, accrued compensation and accrued liabilities approximate fair value due to the short-term nature of these instruments. The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs we utilized to determine such fair value:

Description	Level	September 30, 2021	December 31, 2020
		(In millions)
Assets:
Money Market Funds	1	$0.3	$34.4

Liabilities:
Warrant Liability – Public Warrants	1	$27.7	$—
Warrant Liability – Private Placement Warrants	3	$13.2	$—
Public Warrants

The measurement of the public warrants as of September 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker ACHR WS. The quoted price of the public warrants was $1.59 per warrant as of September 30, 2021. Refer to Note 13 for additional information about the public warrants.
Private Placement Warrants
We utilize a Monte Carlo simulation model for the private placement warrants at each reporting period, with changes in fair value recognized in the statement of operations and comprehensive loss. The estimated fair value of the private placement warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model and Monte Carlo simulation model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield.
The key inputs into the Monte Carlo simulation model for the private placement warrants are as follows:

Input	September 30, 2021
Stock price	$8.88
Strike price	$11.50
Dividend yield	0.00%
Term (in years)	4.96
Volatility	29.6%
Risk-free rate	0.97%

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
We recognized a loss in connection with changes in the fair value of warrant liabilities of $0.1 million within other income in the statement of operations and comprehensive loss during the three and nine months ended September 30, 2021. Refer to Note 13 for additional information about the private placement warrants.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Certain financial instruments, including debt, are not measured at fair value on a recurring basis in the balance sheets. The fair value of debt as of September 30, 2021 approximates its carrying value.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Certain assets and liabilities are subject to measurement at fair value on a non-recurring basis if there are indicators of impairment or if they are deemed to be impaired as a result of an impairment review.
Intangible Assets, Net
Intangible assets consist solely of domain names and are recorded at cost, net of accumulated amortization, and if applicable, impairment charges. Amortization of domain names is provided over a 15-year estimated useful life on a straight-line basis or based on the pattern in which economic benefits are consumed, if reliably determinable. We review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We have analyzed a variety of factors in light of the known impact to date of the COVID-19 pandemic on our business to determine if any circumstance could trigger an impairment loss, and, at this time and based on the information presently known, do not believe that it is more likely than not that an impairment loss has been incurred.
As of September 30, 2021 and December 31, 2020, the gross carrying amount for domain names was $0.5 million with $28 thousand and $3 thousand recorded in accumulated amortization on our balance sheets in each period, respectively. During the three and nine months ended September 30, 2021, we recognized amortization expense of $8 thousand and $25 thousand, respectively, included within general and administrative expenses in the statements of operations and comprehensive loss. The Company did not recognize any amortization expense during the three and nine months ended September 30, 2020.
Property and Equipment, Net
Property and equipment are stated at historical cost less accumulated depreciation. Expenditures for major renewals and betterments are capitalized, while minor replacements, maintenance, and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation is removed from the accounts, and any difference between the selling price and net carrying amount is recorded as a gain or loss in the statements of operations and comprehensive loss.
Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Useful Life (in years)
Furniture, fixtures, and equipment	5
Computer hardware	3
Computer software	3
Website design	2
Leasehold improvements	Shorter of lease term or the asset standard life
Impairment of Long-Lived Assets
We review our long-lived assets, consisting primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Such triggering events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
change in the extent or manner in which a long-lived asset is being or intended to be used, a significant adverse change in legal factors or in the business climate, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows expected to be generated from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows attributable to such assets including any cash flows upon their eventual disposition to their carrying value. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, then the assets are written down to their fair value. We determined there was no impairment of long-lived assets during all periods presented.
Operating Expenses
Research and Development
Research and development (“R&D”) costs are expensed as incurred and are primarily comprised of personnel-related costs including salaries, bonuses, benefits, and stock-based compensation for employees focused on R&D activities, costs associated with building prototype aircraft, other related costs, depreciation and an allocation of general overhead. R&D efforts focus on the design and development of our eVTOL aircraft, including certain of the systems that are used in it.
General and Administrative
General and administrative expenses are primarily comprised of personnel-related costs including salaries, bonuses, benefits, and stock-based compensation for employees associated with our administrative services such as finance, legal, human resources, information technology, other related costs, depreciation, and an allocation of general overhead. General and administrative expenses include $101.7 million of expense related to the vesting of a certain portion of the restricted stock units granted to our founders pursuant to the terms and conditions of the Business Combination Agreement immediately prior to closing (the “Founder Grants”), for the three and nine months ended September 30, 2021. Refer to Note 10 for additional information.
Other Warrant Expense
Other warrant expense consists of expense related to the vesting of warrants issued in conjunction with the execution of Purchase Agreement, Collaboration Agreement, and Warrant Agreement with United Airlines Inc. Refer to Note 10 for additional information.
Stock-Based Compensation
Our stock-based compensation awards consist of options granted to employees and non-employees and restricted stock units granted to employees, directors, and non-employees that convert into shares of our Class A common stock upon vesting. We recognize stock-based compensation expense in accordance with the provisions of ASC 718, Compensation - Stock Compensation. ASC 718 requires the measurement and recognition of compensation expense for all stock-based compensation awards made to employees, directors, and non-employees to be based on the grant date fair values of the awards.
We estimate the fair value of share options using the Black-Scholes option-pricing model. The value of the award is recognized as expense over the requisite service period on a straight-line basis.
Determining the grant date fair value of the awards using the Black-Scholes option-pricing model requires management to make assumptions and judgments, including but not limited to the following:
Expected term — The estimate of the expected term of employee awards is determined in accordance with the simplified method, which estimates the term based on an averaging of the vesting period and contractual term of the option grant. We use the contractual term for non-employee awards.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Expected volatility — Since we were a private entity without sufficient historical data on the volatility of our common stock, the expected volatility used is based on the volatility of similar entities (referred to as “guideline companies”) for a period consistent with the expected term of the award.
Risk-free interest rate — The risk-free interest rate used to value awards is based on the United States Treasury yield in effect at the time of grant for a period consistent with the expected term of the award.
Dividend yield — We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future.
Forfeiture rate — We have elected to account for forfeitures as they occur and will record stock-based compensation expense assuming all option holders will complete the requisite service period. If an employee forfeits an award because they fail to complete the requisite service period, we will reverse stock-based compensation expense previously recognized in the period the award is forfeited.
Fair value of common stock
Our board of directors grants stock options with exercise prices equal to the fair value of our common stock on the date of grant.
Prior to the closing of the Business Combination on the Closing Date, we determined the fair value of our common stock at the time of the grant of stock options in accordance with the American Institute of Certified Public Accountants (“AICPA”) Accounting and Valuation Guide: Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the “AICPA Practice Aid”). We determined the fair value of our common stock based on a variety of factors including, but not limited to (i) the results of contemporaneous independent third-party valuations of our common stock and the prices, rights, preferences and privileges of our redeemable convertible preferred stock relative to those of our common stock; (ii) the lack of marketability of our common stock; (iii) actual operating and financial results; (iv) current business conditions and projections; (v) the likelihood of achieving a liquidity event, such as an IPO or sale of the Company, given prevailing market conditions, and (vi) precedent transactions involving our shares.
As provided in the AICPA Practice Aid, there are several approaches for setting the value of an enterprise and various methodologies for allocating the value of an enterprise to its outstanding equity. We determined the fair value of equity awards using a combination of the market and income approach. Within the market approach, the guideline public company method was used, which employs the use of ratios developed from the market price of traded shares from publicly traded companies considered reasonably similar to the Company. Under the income approach, the enterprise value was estimated using the discounted cash flow method, which involves estimating the future cash flows of a business for a discrete period and discounting them to their present value. In allocating enterprise value to our outstanding equity, we applied a hybrid approach, which consisted of the option pricing method (“OPM”) and probability-weighted expected return method (“PWERM”). The OPM treats securities, including debt, common and preferred stock, as call options on the enterprise’s value, with exercise prices based on the securities’ respective liquidation preferences and conversion values. The PWERM estimates the fair market value of the common stock based on an analysis of future values for the enterprise assuming various exit scenarios, such as IPO, merger or sale, staying private, and liquidation.
In conducting the valuations, we considered all objective and subjective factors that we believed to be relevant in the valuation conducted, including management’s best estimate of our business condition, and prospects and operating performance at the valuation dates. There are significant judgments and estimates inherent in these valuations.

Net Loss Per Share
Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding. For all periods presented, the calculation of basic net loss per share excludes shares issued upon the early exercise of stock options where the vesting conditions have not been satisfied.
Because we reported net losses for all periods presented, diluted loss per share is the same as basic loss per share.
Contingently issuable shares, including equity awards with performance conditions, are considered outstanding common shares and included in basic net loss per share as of the date that all necessary conditions to earn the awards have been satisfied.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Prior to the end of the contingency period, the number of contingently issuable shares included in diluted net loss per share is based on the number of shares, if any, that would be issuable under the terms of the arrangement at the end of the reporting period.
Because we reported net losses for all periods presented, all potentially dilutive common stock equivalents are antidilutive and have been excluded from the calculation of net loss per share. The diluted net loss per common share were the same for Class A and Class B common shares because they are entitled to the same liquidation and dividend rights.
The following table presents the number of antidilutive shares excluded from the calculation of diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options to purchase common stock	10,296,564	3,738,589	10,296,564	3,738,589
Unvested restricted stock units	31,888,836	856,084	31,888,836	856,084
Warrants	32,519,357	—	32,519,357	—
Total	74,704,757	4,594,673	74,704,757	4,594,673
Comprehensive Loss
There were no differences between net loss and comprehensive loss presented in the statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020.
Recently adopted accounting pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which outlines a comprehensive lease accounting model that supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. In July 2018, the FASB issued ASU 2018-11, which provides the option of an additional transition method that allows entities to initially apply the new lease guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company entered into its first lease in July of 2020 and applied ASU 2016-02 to this lease and subsequent leases.
In June 2018, the FASB issued ASU 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). This amendment expands the scope of Topic 718, Compensation — Stock Compensation (which only included share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees is substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. Early adoption of ASU 2018-07 is permitted and should be applied on a prospective basis. The Company began applying ASU 2018-07 during 2020 upon the Company’s first grant of share-based payment awards. No share-based payments were granted prior to 2020.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) (“ASU 2018-13”), which modifies, removes, and adds certain disclosure requirements on fair value measurements based on the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. The ASU is effective for all entities for fiscal years beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company has applied ASU 2018-13 to all periods presented.
In November 2019, the FASB issued ASU 2019-08, Compensation — Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606) (“ASU 2019-08”), which requires entities to measure and classify share-based payments to a customer in accordance with the guidance in ASC 718, Compensation — Stock Compensation. ASU 2019-08 expanded the scope of Topic 718 to include awards issued to customers for purposes of measurement and classification and amended portions of ASC 606, Revenue from Contracts with Customers, to refer to this guidance. The amount that would be recorded as a

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
reduction in revenue would be measured based on the grant date fair value of the share-based payment in accordance with Topic 718. The Company adopted ASU 2019-08 on January 1, 2021 and has applied its provisions to the measurement of the warrants issued to United Airlines. Refer to Note 10 for details.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This amendment was issued to simplify the accounting for income taxes by removing certain exceptions for recognizing deferred taxes, performing intraperiod allocation, and calculating income taxes in interim periods. Further, ASU 2019-12 adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax basis goodwill and allocating taxes to members of a consolidated group. The Company has applied ASU 2019-12 to all periods presented, and there was no adoption date impact to its financial statements.
Recently issued accounting pronouncements not yet adopted
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for convertible instruments by removing certain separation models in ASC 470-20, Debt—Debt with Conversion and Other Options, for convertible instruments. The ASU updates the guidance on certain embedded conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, such that those features are no longer required to be separated from the host contract. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. Further, the ASU made amendments to the EPS guidance in Topic 260 for convertible instruments, the most significant impact of which is requiring the use of the if-converted method for diluted EPS calculation, and no longer allowing the net share settlement method. The ASU also made revisions to Topic 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope exception from derivative accounting. The amendments to Topic 815-40 change the scope of contracts that are recognized as assets or liabilities. The ASU is effective for public business entities for interim and annual periods beginning after December 15, 2021, with early adoption permitted. Adoption of the ASU can either be on a modified retrospective or full retrospective basis. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements and related disclosures.

Note 4 - Reverse Recapitalization and Related Transactions

Upon the consummation of the Business Combination, in accordance with the terms and conditions of the Business Combination Agreement, all issued and outstanding Legacy Archer common stock was converted into shares of common stock of New Archer at the Exchange Ratio. Additionally, upon closing the Business Combination, Legacy Archer received $257.6 million in cash proceeds released from Atlas’ trust account, after redemptions of $242.4 million. At closing, each non-redeemed outstanding share of Atlas Class A common stock was converted into one share of Class A common stock of New Archer.

Upon consummation of the Business Combination, the shares of Legacy Archer held by Legacy Archer shareholders converted into 124,735,762 shares of common stock of New Archer, including 54,987,838 shares of Class A common stock and 69,747,924 shares of Class B common stock.

While the legal acquirer in the Business Combination was Atlas, for accounting and financial reporting purposes under U.S. GAAP, Legacy Archer is the accounting acquirer and the Business Combination was accounted for as a “reverse recapitalization.” A reverse recapitalization does not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the financial statements of Legacy Archer in many respects. Under this method of accounting, Atlas was treated as the “acquired” company. Accordingly, the consolidated assets, liabilities, and results of operations of Legacy Archer became the historical financial statements of New Archer, and Atlas’ assets and liabilities were consolidated with Legacy Archer’s on the Closing Date. Operations prior to the Business Combination are presented as those of New Archer in reports subsequent to the Closing Date. The net assets of Atlas were recognized at their carrying value immediately prior to the closing with no goodwill or other intangible assets recorded and were as follows, net of transaction costs (in millions):

Cash	$201.8
Warrant liability	(39.5)
Net assets acquired	$162.3

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Additionally, as part of the recapitalization, 1,875,000 shares of Atlas Class A common stock held by Atlas Crest Investment LLC (the “Atlas Sponsor”) were exchanged with 1,875,000 shares of New Archer Class A common stock that will be subject to forfeiture if the vesting condition is not met over the three-year term following the Closing Date. The vesting condition states that these earn-out shares of New Archer Class A common stock will vest if the New Archer’s Class A common stock volume weighted average price, as defined in the Amended and Restated Sponsor Letter Agreement, by and among Atlas Sponsor, Atlas, Legacy Archer and the individuals named therein, is greater than or equal to $12.00 per share for any period of ten (10) trading days out of twenty (20) consecutive trading days.

The earn-out shares were recognized at fair value upon the closing of the Business Combination and classified in stockholders’ equity (with no net impact to APIC) since the earn-out shares were determined to be indexed to the Company’s own equity and meet the requirements for equity classification.

Pursuant to the terms of the Business Combination Agreement, all of the issued and outstanding series seed redeemable convertible preferred stock and series A redeemable convertible preferred stock converted into 64,884,120 shares of Legacy Archer common stock immediately prior to the Business Combination. Then, as of the closing of the Business Combination, all outstanding shares of Legacy Archer common stock converted into 124,735,762 shares of New Archer Class A and B common stock. Additionally, each of Legacy Archer options, RSUs, and warrants that were outstanding immediately prior to the closing of the Business Combination remained outstanding and converted into options, RSUs, and warrants for New Archer Class A and Class B common stock equal to the number of the Company’s common stock, subject to such options, RSUs, or warrants, multiplied by the Exchange Ratio at an exercise price per share equal to the current exercise price per share for such option or warrant divided by the Exchange Ratio, with the aggregate amount of shares of New Archer Class A and B common stock issuable upon exercise of such options, RSUs, and warrants to be 60,260,483. Additionally, 10,004,612 of outstanding RSUs vested at the closing of the Business Combination into New Archer Class B common stock.

Substantially concurrently with the execution of the Business Combination Agreement, Atlas entered into Subscription Agreements (the “Subscription Agreement”) with certain investors in the PIPE Financing (the “Subscription Investors”). Pursuant to the Subscription Agreements, the Subscription Investors agreed to purchase, and Atlas agreed to sell to the Subscription Investors, an aggregate of 60,000,000 shares of New Archer Class A common stock for a purchase price of $10 per share, or an aggregate of $600 million in gross cash proceeds. Pursuant to the Subscription Agreements, Atlas granted certain registration rights to the Subscription Investors with respect to the shares issued and sold in the PIPE Financing. The closing of the PIPE Financing occurred immediately prior to the closing of the Business Combination. In conjunction with the PIPE Financing, 1,512,500 shares of New Archer Class A common stock were issued to satisfy certain fees related to the Business Combination and PIPE Financing.

The number of shares of common stock issued immediately following the consummation of the Business Combination were as follows:

	Number of shares
Class A and B common stock outstanding on July 1, 2021	52,572,374
Common Stock issued through option exercises between July 1, 2021 and September 16, 2021	4,738,344
Vesting of Unvested Shares between July 1, 2021 and September 16, 2021	2,540,925
Common Stock outstanding prior to the Business Combination		59,851,643
Conversion of Preferred Stock	64,884,120
Common Stock attributable to Atlas	36,385,693
Adjustment related to Reverse Recapitalization*		101,269,813
Restricted Stock Units vested at Closing		10,004,612
Common Stock attributable to PIPE Financing		61,512,500
Total shares of common stock as of Closing of Business Combination and Related Transactions as of September 16, 2021		232,638,568

* The corresponding adjustment to APIC related to the reverse recapitalization was comprised of (i) $162.3 million which represents the fair value of the consideration transferred in the Business Combination, less the excess of the fair value of the

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
shares issued over the value of the net monetary assets of Atlas, net of transaction costs and (ii) $61.5 million which represents the conversion of the convertible preferred stock into New Archer Class A and Class B common stock.

At the Closing Date, Legacy Archer had 56,390,023 outstanding options and RSUs under the 2019 Plan (as defined below) in addition to 13,112,602 outstanding warrants, which remained outstanding and converted into 70,265,095 options, RSUs, and warrants in New Archer Class A or B common stock, as derived by multiplying the number of Legacy Archer common stock subject to such option or warrant by the Exchange Ratio. In addition, of the RSUs outstanding immediately prior to the closing of the Business Combination, 10,004,612 vested at closing into New Archer Class B common stock. The options and warrants shall be exercised at an exercise price per share equal to the current exercise price per share for such option or warrant divided by the Exchange Ratio.

Following the Business Combination, Atlas’ warrants to purchase 24,666,667 shares of New Archer Class A common stock, consisting of (i) 16,666,667 public warrants listed on the NYSE and (ii) 8,000,000 private warrants, each with an exercise price of $11.50 per share, remained outstanding.

As part of the closing, total direct and incremental transaction costs aggregated $81.8 million, of which $10.9 million was expensed as part of the Business Combination, $55.8 million was recorded to APIC as equity issuance costs, and the remaining $15.1 million was settled through the issuance of shares of New Archer Class A common stock.
Note 5 - Property and Equipment, Net
Property and equipment, net, consists of the following (in millions):

	September 30, 2021	December 31, 2020
Furniture, fixtures, and equipment	$1.8	$1.0
Computer hardware	1.6	0.5
Website design	0.5	0.1
Leasehold improvements	0.9	0.1
Construction in progress	0.4	—
Total property and equipment	5.2	1.7
Less: Accumulated depreciation	(0.9)	(0.1)
Total property and equipment, net	$4.3	$1.6
The following table presents depreciation expense included in each respective expense category in the statements of operations and other comprehensive loss (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$0.3	$—	$0.5	$—
General and administrative	0.1	—	0.3	—
Total depreciation expense	$0.4	$—	$0.8	$—
Note 6 - Related Party Transactions
Partial Recourse Promissory Notes
On November 21, 2020, we entered into a partial recourse promissory note arrangements with each of our founders which provided each of them with a partial recourse loan as consideration for the issuance of stock, which proceeds were used for the exercise of 2,662,885 shares, per founder, of our common stock pursuant to the outstanding option agreements issued by us to the founders on November 3, 2020. Due to the partial recourse nature of the notes, the promissory note arrangements are considered nonrecourse loans in their entirety for accounting purposes and thus are accounted for as in-substance share options. The purchase price for the shares was $0.15 per share for a total amount of $0.4 million paid by each founder. The notes bear

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
interest at a rate of 0.38% per annum, compounded annually. The promissory notes may be repaid at any time and from time to time and are due upon the earlier of five years from issuance or upon a deemed liquidation event, initial draft registration statement filing, or within 90 days of the respective founder’s termination. Concurrent with the execution of the notes, the founders early exercised their common stock options at the exercise price of $0.15 per share in accordance with the terms of the early exercise agreements. These options are subject to vesting conditions and are subject to forfeiture in the form of a Company repurchase option at the original $0.15 per share price if the founders terminate employment prior to the vesting dates of the original option agreements.
We determined that the stock options exercised by a nonrecourse note are considered unexercised until the nonrecourse note is repaid. Because the loan is deemed nonrecourse for accounting purposes, the principal and interest represent the strike price of the in-substance awards for the purposes of fair valuing the in-substance awards, and the principal and interest on the note and shares underlying the in-substance share options will not be recorded on our balance sheets or statements of operations and comprehensive loss.
We estimated the fair value of the in-substance share options using the Black-Scholes option-pricing model and compared this fair value to the value of the original awards immediately prior to the issuance of the promissory note. We determined that the promissory note terms did not result in incremental fair value of these awards and no incremental compensation cost would be recognized under the promissory note arrangement. The grant date fair value of the original award is recognized as expense over the requisite service period on a straight-line basis.

The partial recourse promissory notes were repaid in full prior to the closing of the Business Combination.
Note 7 - Notes Payable
Long-term notes payable consisted of the following (in millions):

	September 30, 2021	December 31, 2020
Silicon Valley Bank (“SVB”) Term Loans	$20.0	$—
PPP Loan	—	0.9
Term Loans unamortized loan issuance fees and costs	(1.3)	—
Total debt, net of issuance costs	18.7	0.9
Less current portion, net of loan issuance fees and costs	(7.0)	(0.6)
Total long-term notes payable, net of loan issuance fees and costs	$11.7	$0.3

PPP Loan
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also appropriated funds for the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19.
On April 9, 2020, we entered into a PPP Loan with JPMorgan Chase Bank, N.A. under the PPP of the CARES Act and received total proceeds of $0.9 million, with interest accruing at a rate of 0.98% per annum. The application for these funds required the us to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company and that we will use the loan funds to retain workers, maintain payroll, or make mortgage, lease, and utility payments. In accordance with the requirements of the CARES Act, we used the proceeds for payroll costs. In June 2021, the Company received notification from the SBA that the loan and accrued interest were forgiven in full. Accordingly, we recorded a gain on forgiveness of PPP loan and interest in the consolidated condensed statement of operations and comprehensive loss.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
SVB Loan
On July 9, 2021, we, as the borrower, entered into a Loan and Security Agreement with SVB and SVB Innovation Credit Fund VIII, L.P. (“SVB Innovation”) as the lenders, and SVB as the collateral agent. The total principal amount of the loans is $20 million (the “Term Loans”), and all obligations due under the Term Loans are collateralized by all of our right, title, and interest in and to its specified personal property in favor of the collateral agent. The term loans include events of default and covenant provisions, whereby accelerated repayment may result if we were to default. The Term Loans are subject to a final payment fee which was determined to be zero as a result of the completion of the Business Combination prior to October 10, 2021 (the “Outside Date”). Commencing on December 31, 2021, we shall repay the term loans in 24 equal monthly installments which include principal and interest. The interest rate on the loans is a floating rate per annum equal to the greater of (1) 8.5% and (2) the Prime Rate plus the Prime Rate Margin (each as defined in the Loan and Security Agreement), which increases by 2% per annum upon the occurrence of an event of default. As of September 30, 2021, we accrued interest of $0.1 million, and for the three months ended September 30, 2021, the Company recognized interest expense of $0.4 million.
Additionally, in conjunction with the issuance of the Term Loans, we agreed to issue 366,140 warrants to SVB and 366,140 warrants to SVB Innovation, totaling 732,280 warrants. We issued the warrants to the lenders as consideration for entering into the Term Loans, representing a loan issuance fee. Each warrant provides SVB and SVB Innovation with the right to purchase one share of our Class A common stock. We determined the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classified the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a gain or loss in our statement of operations and comprehensive loss. See Note 13 - Liability Classified Warrants for further details. The initial offsetting entry to the warrant liability was a debt discount recorded to reflect the loan issuance fee. We estimated the fair value of the warrants at the issuance date to be $1.2 million using the probability-weighted fair value of the warrants under two scenarios, the Business Combination occurring prior to, or after, the Outside Date, with the first scenario of the Business Combination occurring prior to the Outside Date weighted at 95% and the second scenario of the Business Combination occurring after the Outside Date weighted at 5%. For the second scenario, we determined the fair value of the warrants using a Monte Carlo simulation approach. Determining the fair value of these warrants under this model requires subjective assumptions.

Upon the closing of the Business Combination, the SVB warrants became public warrants. The subsequent measurement of the SVB warrants as of September 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker ACHR WS. The quoted price of the public warrants was $1.59 as of September 30, 2021.
We also incurred issuance costs of $0.2 million. The loan issuance fee and issuance costs will be amortized to interest expense over the commitment period of 30 months. During the three and nine months ended September 30, 2021, we recognized interest expense in the amount of $0.1 million to the amortization of the loan issuance fee and issuance costs. The unamortized balance of the discount and issuance costs totaled $1.3 million as of September 30, 2021.
The future scheduled principal maturities of notes payable as of September 30, 2021 are as follows (in millions):

2022	$10
2023	10
$20
Note 8 - Commitments and Contingencies
Operating Leases
The Company leases office, lab, hangar, and storage facilities under various operating lease agreements with lease periods expiring between 2022 and 2023 and generally containing periodic rent increases and various renewal and termination options.
On August 18, 2021, we entered into a lease agreement to lease 27,790 square feet of general office and R&D space, which has a non-cancelable lease term of 18 months. We obtained control of the initial 20,184 square feet on October 1, 2021 and expect to take control of the remaining 7,606 square feet on December 1, 2021. The aggregate future rent payment obligations total approximately $2.2 million, which includes an upward adjustment in month 13. This does not include payment of

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
additional rent to cover our share of the annual operating expenses of the building. In addition, we paid a security deposit in the amount of $0.3 million, which the landlord may retain for base rent and other damages, in the event of our default under the lease agreement. The Company’s lease costs were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$0.5	$—	$1.2	$—
The Company’s weighted-average remaining lease term and discount rate were as follows:

	Nine Months Ended September 30,
	2021	2020
Weighted-average remaining lease term (in months)	19.2	—
Weighted-average discount rate	10.8%	—

The minimum aggregate future obligations under our non-cancelable operating leases as of September 30, 2021 were as follows (in millions):

Remaining 2021	$0.5
2022	1.8
2023	0.7
Total future lease payments	3.0
Less: imputed interest	(0.3)
Present value of future lease payments	$2.7
Supplemental cash information and non-cash activities related to right-of-use assets and lease liabilities were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating cash outflows from operating leases	$0.5	$—	$1.2	$—
Operating lease assets obtained in exchange for new lease liabilities	0.4	—	1.4	—
Letter of Credit
In conjunction with our operating lease for our headquarters, we entered into a standby letter of credit in favor of the Company’s lessor, in lieu of paying cash to the lessor to satisfy the security deposit requirements of the leased property. The standby letter of credit was issued on September 15, 2020 for an amount of $0.3 million and expired on September 30, 2021. On June 24, 2021, we entered into a standby letter of credit for the same amount, which expires on September 1, 2022. The letter of credit automatically renews annually until September 1, 2023, unless cancelled earlier by us.
Litigation
During the ordinary course of our business, we may be subject to legal proceedings, various claims, and litigation. Such proceedings can be costly, time consuming, and unpredictable, and therefore, no assurance can be given that the final outcome of such proceedings will not materially impact financial condition or results of operations.
Wisk Litigation and Government Investigation
On April 6, 2021, Wisk brought a lawsuit against us in the United States District Court for the Northern District of California alleging misappropriation of trade secrets and patent infringement. On June 1, 2021, we filed a motion to dismiss the trade secret claims and filed counterclaims. On June 15, 2021, Wisk amended its complaint, and the following day we filed a motion to dismiss the amended complaint. On July 13, 2021, we filed amended counterclaims. On July 27, 2021, Wisk filed a

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
motion to strike and dismiss certain of our amended counterclaims. On August 10, 2021, we filed an opposition to Wisk’s motion to strike and dismiss certain of the amended counterclaims. On August 24, 2021, the Court denied our motion to dismiss the trade secret claims. On September 14, 2021, the Court denied Wisk’s motion to strike and dismiss certain of our amended counterclaims. A trial on Wisk’s claims and our counterclaims has been scheduled to begin on January 30, 2023. We continue to strongly believe Wisk’s lawsuit is without merit. We will continue to vigorously defend ourselves against Wisk’s claims and pursue our counterclaims.
On May 19, 2021, Wisk filed a motion for preliminary injunction and expedited discovery. On June 23, 2021, we filed an opposition to the motion for preliminary injunction. On July 22, 2021, the Court denied Wisk’s motion for preliminary injunction. On August 20, 2021, Wisk filed a notice of appeal of the Court’s denial of the motion for preliminary injunction. On September 30, 2021, Wisk withdrew its notice of appeal of the District Court’s denial of the motion for preliminary injunction.
Prior to Wisk bringing the lawsuit against us, on March 30, 2021, one of our employees, who is a former employee of Wisk, had a search warrant executed at his home in connection with a federal investigation. We placed this former Wisk employee on paid administrative leave in connection with this government investigation, which we believe is focused on conduct prior to the employee joining the Company. We are cooperating with the investigation of the employee. As of November 12, 2021, the investigation is ongoing. In addition, we and three of our employees, who are also former Wisk employees, received grand jury subpoenas from the United States Attorney’s Office for the Northern District of California in relation to the same investigation. The grand jury subpoenas seek documents and information about our business, including our hiring practices and intellectual property.
We cannot predict the timing or outcome of the litigation or government investigation or range of reasonably possible loss, if any, from either but a negative result could have a material adverse effect on our financial position, liquidity, operations, and cash flows.
Note 9 - Preferred and Common Stock
Amended and Restated Certificate of Incorporation
Upon the effectiveness of our amended and restated certificate of incorporation on September 16, 2021, we are authorized to issue up to 700,000,000 shares of Class A common stock, par value $0.0001 per share, 300,000,000 shares of Class B common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. There were 157,013,725 and 49,828,517 shares of Class A common stock issued and outstanding as of September 30, 2021 and December 31, 2020, respectively. There were 79,876,025 and 66,714,287 shares of Class B common stock issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.

Preferred Stock
As of September 30, 2021, no shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.
Pursuant to the terms of our amended and restated certificate of incorporation, shares of preferred stock may be issued from time to time in one or more series. The board of directors is authorized to fix the voting rights, if any, designations, powers and preferences, the relative, participating, optional or other special rights, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series of preferred stock. The board of directors is able to, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. The ability of the board of directors to issue preferred stock

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
without stockholder approval could have the effect of delaying, deferring or preventing a change of control or the removal of existing management.

Class A and Class B Common Stock
Except for voting rights and conversion rights, or as otherwise required by applicable law, the shares of our Class A common stock and Class B common stock have the same powers, preferences, and rights and rank equally, share ratable and are identical in all respects as to all matters. The rights, privileges, and preferences are as follows:
Voting

Holders of the Company’s Class A common stock are entitled to one vote per share on all matters to be voted upon by the stockholders, and holders of Class B common stock are entitled to ten votes per share on all matters to be voted upon by the stockholders. The holders of Class A common stock and Class B common stock will generally vote together as a single class on all matters submitted to a vote of the stockholders, unless otherwise required by Delaware law or the Company’s amended and restated certificate of incorporation.
Dividends
Holders of Class A common stock and Class B common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefore. No dividends on common stock have been declared by the Company’s board of directors through September 30, 2021.
Preemptive Rights
Stockholders have no preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to Class A common stock and Class B common stock.
Conversion
Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. In addition, each share of Class B common stock will automatically convert into one share of Class A common stock upon transfer to a non-authorized holder. In addition, Class B common stock is subject to “sunset” provisions, under which all shares of Class B common stock will automatically convert into an equal number of shares of Class A common stock upon the earliest to occur of (i) the ten-year anniversary of the closing of the Business Combination, (ii) the date specified by the holders of two-thirds of the then outstanding Class B common stock, voting as a separate class, and (iii) when the number of Class B common stock represents less than 10% of the aggregate number of Class A common stock and Class B common stock then outstanding. In addition, each share of Class B common stock will automatically convert into an equal number of Class A common stock upon the earliest to occur of (a) in the case of a founder of the Company, the date that is nine months following the death or incapacity of such founder, and, in the case of any other holder, the date of the death or incapacity of such holder, (b) in the case of a founder of the company, the date that is 12 months following the date that such founder ceases to provide services to the Company and our subsidiaries as an executive officer, employee or director of the Company, and, in the case of any other holder, immediately at the occurrence of any such event, and (c) in the case of a founder of the Company or any other holder, at least 80% (subject to customary capitalization adjustments) of the Class B common stock held by such founder (on a fully as converted/as exercised basis) as of immediately following the closing of the Business Combination having been transferred (subject to exceptions for certain permitted transfers).
Liquidation
In the event of our voluntary or involuntary liquidation, dissolution, distribution of assets or winding-up, subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of the Company’s common stock will be entitled to receive an equal amount per share of all of our assets of whatever kind available for distribution to stockholders, after the rights of the holders of any preferred stock have been satisfied.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Note 10 - Stock-Based Compensation
2021 Stock Plan
In August 2021, we adopted the 2021 Equity Incentive Plan (“2021 Plan”), which was approved by the stockholders of the Company in September 2021 and became effective immediately upon the closing of the Business Combination. The 2021 Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, and other awards to employees, directors, and non-employees. Initially, the aggregate number of shares of Class A common stock that may be issued under the plan will not exceed 7,453,588 shares. In addition, the number of shares of Class A common stock reserved for issuance under the 2021 Plan will automatically increase on January 1st of each year, starting on January 1, 2022 and ending on December 31, 2030, in an amount equal to the lesser of (1) 2.0% of the total number of shares of Class A common stock outstanding on December 31 of the preceding year, or (2) a lesser number of Class A common stock determined by the board of directors prior to the date of the increase. The maximum number of Class A common stock that may be issued on the exercise of incentive stock options under the 2021 Plan is 22,360,764 shares.

2019 Stock Plan

Stock Options
In January 2021, we granted 1,277,622 incentive and non-statutory stock options under Legacy Archer’s 2019 Equity Incentive Plan (the “2019 Plan”). Following the Business Combination, we assumed the outstanding stock options under the 2019 Plan and converted such stock options into options to purchase our common stock. Such stock options will continue to be governed by the terms of the 2019 Plan and the stock option agreements thereunder, until such outstanding options are exercised or until they terminate or expire. The 2019 Plan terminated in connection with the Business Combination, and no further awards will be made under the 2019 Plan.
A summary of our employee stock option activity is as follows (in millions, except share and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	11,240,403	$0.11	9.61	$137.9
Granted	1,211,885	0.15
Exercised	(3,261,086)	0.12		34.7
Expired/forfeited	(19,074)	0.15
Outstanding as of September 30, 2021	9,172,128	0.12	8.90	80.4
Exercisable as of September 30, 2021	306,665	0.05	8.47	2.7
Vested and expected to vest as of September 30, 2021	9,172,128	0.12	8.90	80.4
A summary of our non-employee stock option activity is as follows (in millions, except share and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	1,396,696	$0.15	9.84	$17.1
Granted	65,737	0.15
Exercised	(337,997)	0.15		4.4
Outstanding as of September 30, 2021	1,124,436	0.15	9.10	9.8
Exercisable as of September 30, 2021	54,691	0.15	9.16	0.5
Vested and expected to vest as of September 30, 2021	1,124,436	0.15	9.10	9.8

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Determination of Fair Value
The assumptions used in the Black-Scholes option pricing model are provided in the following table.

	September 30, 2021	December 31, 2020
Risk-free interest rate:
Employee stock options	0.62%	0.52 — 1.52%
Non-employee stock options	1.08%	0.79%
Expected term (in years):
Employee stock options	6.32	6.02 — 6.32
Non-employee stock options	10.00	10.00
Expected volatility:
Employee stock options	87.94%	60.00 — 70.00%
Non-employee stock options	88.03%	60.00%
Dividend yield:
Employee stock options	0.00%	0.00%
Non-employee stock options	0.00%	0.00%
Grant date fair value per share:
Employee stock options	$13.65	$0.02 — $0.08
Non-employee stock options	$13.68	$0.10
We recognized stock-based compensation expense of $0.9 million and $0.1 million for employee and non-employees, respectively, for stock options for the three months ended September 30, 2021. For the nine months ended September 30, 2021, we recognized stock-based compensation expense of $2.6 million and $0.3 million for employees and non-employees, respectively. For the three and nine months ended September 30, 2020, we recognized an immaterial amount of stock-based compensation expense related to stock options for employees.

As of September 30, 2021, the total remaining stock-based compensation expense for unvested stock options was $14.5 million and $0.7 million for employees and non-employees, respectively, which are expected to be recognized over a weighted-average period of 1.5 years and 1 year for employees and non-employees, respectively.

Restricted Stock

Immediately prior to closing of the Business Combination, each of our founders was granted 20,009,224 restricted stock units under the 2019 Stock Plan pursuant to the terms and conditions of the Business Combination Agreement. Considering each of the founder’s existing equity ownership and assuming the Founder Grants fully vest, it would result in each of the founders owning approximately 18% of all outstanding shares of the Total Outstanding Capitalization of the Company (as defined in the Business Combination Agreement). One-quarter of each Founder Grant vests upon the achievement of the earlier to occur of (i) a price-based milestone or (ii) a performance-based milestone, with a different set of such price and performance-based milestones applying to each quarter of each Founder Grant and so long as the achievement occurs within seven years following the closing of the Business Combination.

We account for the Founder Grants as four separate tranches, with each tranche consisting of two award grants, a performance award grant and market award grant. Each tranche vests when either the market condition or performance condition is satisfied (only one condition is satisfied). We determined the fair value of the performance award by utilizing the trading price on the Closing Date. When the applicable performance milestone is deemed probable of being achieved, we will recognize compensation expense for the portion earned to date over the requisite period. For the market award, we determined both the fair value and derived service period using a Monte Carlo simulation model on the Closing Date. The Company will recognize compensation expense for the market award on a straight-line basis over the derived service period. If the applicable performance condition is not probable of being achieved, compensation cost for the value of the award incorporating the market condition is recognized, so long as the requisite service is provided. If the performance milestone becomes probable of being achieved, the full fair value of the award will be recognized, and any remaining expense for the market award will be canceled.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)

The following assumptions were used to estimate the fair value, using the Monte Carlo simulation, of the market award grant:

September 30, 2021
Stock price	$9.92
Term (in years)	7
Volatility	55.00%
Risk-free interest rate	1.13%
Dividend yield	0.00%

As of September 30, 2021, one-quarter of each Founder Grant, totaling 5,002,306 shares each of Class B common stock, has vested. Accordingly, the Company recorded expense of $101.7 million in general and administrative expenses in the statements of operations and comprehensive loss.

A summary of our restricted stock activity is as follows:

	Number of Shares	Weighted Average Grant Price
Outstanding as of January 1, 2021	570,722	$0.04
Granted	40,018,448	7.28
Vested	(10,575,334)	9.39
Outstanding as of September 30, 2021	30,013,836	6.39
For the three and nine months ended September 30, 2021, the Company recognized stock-based compensation expense of $101.7 million related to restricted stock units granted to the Company’s founders, as discussed above. For the nine months ended September 30, 2021 and three and nine months ended September 30, 2020, the Company recognized an immaterial amount of stock-based compensation expense related to restricted stock awards for non-employees.

As of September 30, 2021, the total remaining stock-based compensation expense for unvested restricted stock was $295.2 million, which is expected to be recognized over a weighted-average period of 3 years.

The Company records stock-based compensation expense for stock-based compensation awards based on the fair value on the date of grant. The stock-based compensation expense is recognized ratably over the course of the requisite service period.

The Company has elected to account for forfeitures as they occur and will record stock-based compensation expense assuming all stockholders will complete the requisite service period. If an employee forfeits an award because they fail to complete the requisite service period, the Company will reverse stock-based compensation expense previously recognized in the period the award is forfeited.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
The following table presents stock-based compensation expense included in each respective expense category in the statements of operations and other comprehensive loss (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$0.8	$—	$2.2	$—
General and administrative	102.0	—	102.5	—
Total stock-based compensation expense	$102.8	$—	$104.7	$—

Employee Stock Purchase Plan

In August 2021, we adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately upon the closing of the Business Combination. The ESPP permits eligible employees to purchase shares of Class A common stock at a price equal to 85% of the lower of the fair market value of Class A shares on the first day of an offering or on the date of purchase. The maximum number of shares of Class A common stock that may be issued under the ESPP will not exceed 4,969,059 shares. Additionally, the number of shares of Class A common stock reserved for issuance under the ESPP will automatically increase on January 1st of each year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by the lesser of (i) 1.0% of the total number of shares of Class A common stock outstanding on December 31st of the preceding calendar year; (ii) 9,938,118 shares of Class A common stock; or (iii) such lesser number of shares of the Company as determined by the board of directors.

Collaboration and Warrant Agreements
United Airlines
On January 29, 2021, the Company entered into a Purchase Agreement, Collaboration Agreement, and a Warrant agreement with United Airlines Inc. (“United”). Under the terms of the Purchase Agreement, United has a conditional purchase order for up to 200 of our aircraft, with an option to purchase an additional 100 aircraft. Those purchases are conditioned upon us meeting certain conditions that include, but are not limited to, the certification of our aircraft by the Federal Aviation Administration (“FAA”) and further negotiation and reaching of mutual agreement on certain material terms related to the purchases. We issued 14,741,764 warrants to United to purchase shares of the Company’s common stock. Each warrant provides United with the right to purchase one share of our Class A common stock at an exercise price of $0.01 per share. The warrants vest in four equal installments in accordance with the following milestones: the execution of the Purchase and Collaboration Agreements, completion of the Business Combination, the certification of the aircraft by the FAA, and the initial sale of aircraft to United.
On January 29, 2021, a valuation of the Company’s common stock was performed, valuing the Company’s common stock at $13.35 per share. The value of the common stock was determined using a hybrid approach of the OPM and PWERM, with the PWERM weighted at 80% primarily based on management’s expectation of the planned merger as described in Note 1 and the OPM weighted at 20% due to uncertainties in the timing of other possible scenarios. The Company used the OPM to allocate value in a stay private scenario. Given the $0.01 exercise price, each warrant also had a fair value of $13.35 at the grant date.
The Company determined that as a result of the relationship established by signing the Purchase Agreement, United is a customer with the intention of obtaining the output of the Company’s ordinary activities (design and production of aircraft). United has not contracted to share in the risks and benefits of development of the aircraft, and United is not otherwise involved in the development of the aircraft. As a result, the Company accounts for the Purchase and Collaboration Agreements under ASC 606, Revenue from Contracts with Customers. The Company identified the sale of each aircraft ordered by United as a separate performance obligation in the contract. As the performance obligations have not been satisfied, the Company has not recognized any revenue as of September 30, 2021.
With respect to the four warrant vesting milestones outlined above, the Company accounts for them as consideration payable to a customer under ASC 606 related to the future purchase of aircraft by United. Pursuant to ASC 718, the Company measured the grant date fair value of the warrants to be recognized upon the achievement of each of the four milestones and the

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
vesting of the related warrants. The Company determined that the warrants will be classified as equity awards based on the criteria of ASC 480 and ASC 718.
Pursuant to ASC 606, consideration payable to the customer is generally accounted for as a reduction to revenue and recorded at the later of when (i) the entity recognizes revenue for the transfer of related goods, or (ii) the entity pays the consideration. Due to the nature of the four warrant vesting milestones, and the Company’s unique circumstances upon the actual or anticipated vesting dates as described below, the recognition pattern and cost presentation of each will differ. For the first milestone, issuance of the warrant in conjunction with the execution of the Purchase and Collaboration Agreements, the Company has recorded the grant date fair value of the respective warrant tranche at the vesting date upon satisfaction of the milestone. The Company does not believe that the consideration payable for the first milestone was provided in exchange for a distinct good or service. Rather, the consideration was to induce United to commit to a contingent purchase agreement for an aircraft from the Company. The related costs for this milestone were recorded in other warrant expense in the statements of operations and comprehensive loss due to the absence of historical or probable future revenue. For the second milestone, the completion of the Business Combination transaction, the related costs were also recorded in other warrant expense in the statements of operations and comprehensive loss due to the absence of historical or probable future revenue. For the third warrant vesting milestone, the certification of the aircraft by the FAA, the Company will assess whether it is probable that the award will vest at the end of every reporting period. If and when the award is deemed probable of vesting, the Company will begin capitalizing the grant date fair value of the associated warrant as an asset through the vesting date and subsequently amortize the asset as a reduction to revenue as it sells the new aircraft to United. For the fourth milestone, the sale of aircraft to United, the Company will record the cost associated with the vesting of each portion of warrants within this milestone as a reduction of the transaction price as revenue is recognized for each sale of the aircraft. As of September 30, 2021, the first and second vesting milestones had been achieved. Accordingly, the Company recorded the associated expense of $39.1 million and $117.3 million for the three and nine months ended September 30, 2021, respectively, related to 8,845,058 warrants that vested.
FCA US LLC
On November 6, 2020, we entered into a Collaboration Agreement with FCA US LLC (“FCA”), in which both parties agreed to work together to complete a series of fixed duration collaboration projects related to our ongoing efforts to design, develop, and bring up production capabilities for our aircraft. In exchange for services to be provided by FCA under the Collaboration Agreement, we issued a warrant to FCA on November 6, 2020, in which FCA has the right to purchase up to 1,671,202 shares of our Class A common stock at an exercise price of $0.01 per share (subject to appropriate adjustment in the event of a stock dividend, stock split, combination, or other similar recapitalization). In September 2020, a valuation of the Company’s common and preferred stock was performed, valuing our common stock and Series A Preferred Stock at $0.15 and $1.20 per share, respectively. The warrant expires on November 6, 2025. Shares under the warrant vest based on the completion of specific aircraft development milestones identified under the Collaboration Agreement which are expected to be achieved on a rolling basis through December 2022.
As the Company is currently in pre-revenue stage and is not generating any revenue from the collaboration agreement, all costs incurred with third parties are recorded based on the nature of the cost incurred. The Company accounts for the warrant in accordance with the provisions of ASC 718. The Company will assess whether it is probable that the award will vest for each of the seven milestones at the end of every reporting period. If and when the award is deemed probable of vesting, the Company will recognize compensation expense for the portion of the grant determined probable of vesting on a straight-line basis over the duration of each milestone. If services had been provided by FCA prior to management determining the milestone is probable of being achieved, a cumulative catch-up adjustment will be recorded for services performed in prior periods. Costs incurred under the Collaboration Agreement and warrant are associated with the design, development, and bring up of production for our aircraft and are recorded in R&D expense in the statements of operations and comprehensive loss. During the three and nine months ended September 30, 2021, the Company recorded $0.1 million of expense related to the completion of four milestones, amounting to 986,010 shares that have vested.
FCA Italy S.p.A.
On July 19, 2021, we entered into a Manufacturing Consulting Agreement with an affiliate of FCA, FCA Italy S.p.A. (“FCA Italy”), in which both parties agreed to work together to complete a series of fixed duration projects to develop manufacturing and production processes in connection with our ongoing efforts to bring up production capabilities for our aircraft. In conjunction with the Manufacturing Consulting Agreement, we issued a warrant to FCA Italy, in which FCA Italy has the right to purchase up to 1,077,024 shares of our Class A common stock at an exercise price of $0.01 per share. In August

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
2021, a valuation of the warrant was performed, valuing it at $8.98 per share. The shares underlying the warrant vest in two equal installments in accordance with two time-based milestones.

The Company accounts for the warrant in accordance with ASC 718. The Company recognized compensation cost for half of the shares that were fully vested upon execution of the Manufacturing Consulting Agreement. The Company will recognize compensation cost for the remaining half of the warrant as the related services are received from FCA Italy on a straight-line basis over the service period of 12 months. During the three months ended September 30, 2021, the Company recorded $5.6 million of expense in R&D expense in the statements of operations and comprehensive loss related to the warrants that vested.
Note 11 - Income Taxes
We recognized zero and an immaterial amount of income tax expense for the three and nine months ended September 30, 2021, respectively, resulting in an effective tax rate of 0%. The Company did not recognize an income tax benefit/(expense) during the three and nine months ended September 30, 2020. The effective tax rate is different from the federal statutory tax rate primarily due to a full valuation allowance against deferred tax assets.
In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Based upon the analysis of federal and state deferred tax balances, future tax projections, and the Company’s lack of taxable income in the carryback period, the Company recorded a full valuation allowance against the federal and state deferred tax assets as of September 30, 2021 and 2020.
Note 12 - 401(k) Savings Plan
We maintain a 401(k) savings plan for the benefit of our employees. We make matching contributions equal to 50% of each employee contribution, subject to the maximum amount established by the Internal Revenue Service. All current employees are eligible to participate in the 401(k) savings plan. Our matching contributions were approximately $0.2 million and $0.5 million for the three and nine months ended September 30, 2021, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2020, respectively.
Note 13 - Liability Classified Warrants
As of September 30, 2021, there were 17,398,947 public warrants outstanding. Public warrants may only be exercised for a whole number of shares. No fractional shares are issued upon exercise of the public warrants. The public warrants became exercisable on October 30, 2021, 12 months after the closing of the initial public offering of Atlas. The public warrants will expire five years from the consummation of the Business Combination or earlier upon redemption or liquidation.

Once the public warrants become exercisable, the Company may redeem the public warrants for redemption:

• in whole and not in part;

• at a price of $0.01 per public warrant;

• upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

• if, and only if, the closing price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after the warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Each public warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share. The exercise price and number of Class A common stock issuable upon exercise of the public warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. The public warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the public warrants.

As of September 30, 2021, there were 8,000,000 private placement warrants outstanding. The private placement warrants are identical to the public warrants underlying the shares sold in the initial public offering of Atlas, except that the private placement warrants and the shares of Class A common stock issuable upon the exercise of the private placement warrants will not be transferable, assignable or salable until 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. See the section titled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and the section titled “Risk Factors” in the Company’s prospectus filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended (the “Securities Act”), on October 26, 2021 (the “Prospectus”). The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report and the audited financial statements as of and for the year ended December 31, 2020 set forth in the Prospectus.
Overview

We are a former blank check company incorporated on August 26, 2020 under the name Atlas Crest Investment Corp. (“Atlas”) as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Business Combination

On September 16, 2021 (the “Closing Date”), Archer Aviation Inc., a Delaware corporation (prior to the closing of the Business Combination, “Legacy Archer”), Atlas, and Artemis Acquisition Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Atlas (“Merger Sub”), consummated the closing of the transactions contemplated by the Business Combination Agreement, dated February 10, 2021, as amended and restated on July 29, 2021, by and among Atlas, Legacy Archer and Merger Sub (the “Business Combination Agreement”), following approval at a special meeting of the stockholders of Atlas held on September 14, 2021 (the “Special Meeting”). Unless otherwise specified or unless the context otherwise requires, references herein Legacy Archer refers to Archer prior to the Business Combination and references herein to “New Archer” refers to Archer following the Business Combination
Pursuant to the terms of the Business Combination Agreement, a business combination of Legacy Archer and Atlas was effected by the merger of Merger Sub with and into Legacy Archer, with Legacy Archer surviving the merger (the “Surviving Entity”) as a wholly-owned subsidiary of Atlas (the “Merger,” and, collectively with the other transactions described in the Business Combination Agreement, the “Business Combination”). Following the consummation of the Merger on the Closing Date, the Surviving Entity changed its name from Archer Aviation Inc. to Archer Aviation Operating Corp., and Atlas changed its name from Atlas Crest Investment Corp. to Archer Aviation Inc. and it became the successor registrant with the SEC. Prior to the closing of the Business Combination, the Class A common stock and public warrants of Atlas were listed on the New York Stock Exchange (“NYSE”) under the symbols “ACIC” and “ACIC WS,” respectively. New Archer Class A common stock and public warrants are currently listed on the NYSE under the symbols “ACHR” and “ACHR WS,” respectively.
Additionally, certain investors had agreed to subscribe for and purchase an aggregate of up to $600.0 million of common stock of the combined company (“PIPE Financing”). The PIPE Financing was consummated substantially concurrent with the closing of the Merger.
The Business Combination generated gross cash proceeds of $857.6 million, including $600.0 million proceeds from the PIPE Financing. Total direct and incremental transaction costs aggregated $81.8 million, of which $10.9 million were expensed as part of the Business Combination, $55.8 million were recorded to APIC as equity issuance costs, and the remaining $15.1 million was settled through the issuance of shares of New Archer Class A shares.
Our Business

Our mission is to advance the benefits of sustainable air mobility. Our goal is to move people throughout the world’s cities in a quick, safe, sustainable, and cost-effective manner. To accomplish this goal, we are designing and developing an electric vertical takeoff and landing (“eVTOL”) aircraft for use in future urban air mobility (“UAM”) networks.

Our eVTOL aircraft will be fully electric and will emit zero emissions during operations. The goal of our eVTOL aircraft design is to maximize safety while minimizing operating costs and noise. We look to accomplish that goal through the use of a distributed electric propulsion system with inherent redundancy and far fewer parts than a typical internal combustion propulsion system found in similarly sized aircraft or rotorcraft today. The reduced number of parts not only translates into fewer critical parts on the aircraft from a safety perspective, but will also significantly reduce the maintenance requirements versus internal combustion propulsion systems found in similarly sized aircraft and rotorcraft today.

We have optimized our eVTOL aircraft design for both manufacturing and certification by using advancements in key enabling technologies such as high-energy batteries, high-performance electric motors, an advanced fly-by-wire flight control system, and a lightweight and efficient aircraft structure.

The development of an eVTOL aircraft that meets our business requirements demands significant design and development efforts on all facets of the aircraft. We believe that by bringing together a mix of talent with both eVTOL and traditional commercial aerospace backgrounds we are building a team that will allow us to move through the design, development, and certification of our eVTOL aircraft with the Federal Aviation Administration (“FAA”) in an efficient manner, thus allowing us to achieve our end goal of bringing to market our eVTOL aircraft.

Our Planned Lines of Business

Upon receipt of all necessary FAA certifications and any other government approvals necessary for us to manufacture and operate our aircraft, we intend to operate two complementary lines of business. Our core focus is direct-to-consumer (“Archer UAM”) with our secondary focus being business-to-business (“Archer Direct”).

Archer UAM

We plan to operate our own UAM ecosystem (“Archer UAM”) initially in select major U.S. cities, such as Los Angeles and Miami. Our UAM ecosystem will operate using our eVTOL aircraft which is currently in development. We project that the cost to manufacture and operate our eVTOL aircraft will be such that it will be able to enter the UAM ride-sharing market at a price point that is competitive with ground-based ride sharing services today. We will continue to evaluate our go-to-market strategy based on, among other things, estimated demand, readiness of the required infrastructure, and the scale of our UAM aircraft fleet.

Archer Direct

We also plan to selectively sell a certain amount of our eVTOL aircraft to third parties (“Archer Direct”). We have entered into a purchase agreement with United Airlines Inc. (“United”) for the conditional purchase of up to $1 billion worth of aircraft, with an option for another $500 million worth of aircraft. We will look to determine the right mix of selling our eVTOL aircraft versus using them as part of our UAM ecosystem based on, among other factors, our capital needs, our volume of manufacturing, our ability to ramp Archer UAM operations, and the purchase demand from our Archer Direct customers.

To date, we have not generated any revenue from either of these planned categories, as we continue to design, develop, and seek the governmental approvals necessary to operate our eVTOL aircraft and Archer UAM. We will use the net proceeds from the Business Combination for the foreseeable future to continue to fund our efforts to bring our eVTOL aircraft to market. The amount and timing of any future capital requirements will depend on many factors, including the pace and results of the design and development of our aircraft and manufacturing operations, as well as our progress in obtaining necessary FAA certifications and other government approvals. For example, any significant delays in obtaining such FAA certifications and other government approvals will likely require us to raise additional capital above our existing cash on hand and delay our generation of revenues.
Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The rapid spread of COVID-19 caused volatility and disruption in financial markets and prompted governments and businesses to take unprecedented measures such as travel restrictions, quarantines, shelter-in-place orders, and business shutdowns. The impact of the COVID-19 pandemic continues to evolve due to, among other reasons, the emergence of additional variants or strains of COVID-19. As such, the full magnitude of the pandemic’s effect on our financial condition, liquidity, and future results of operations is uncertain. Management continues to actively monitor our financial condition, liquidity, operations, suppliers, industry, and workforce, but currently does not anticipate any material impairments as a result of COVID-19 and will continue to evaluate the impact of COVID-19 on an ongoing basis. See Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for more information.

Components of Results of Operations
Revenue

We are still working to design, develop, certify, and bring up manufacturing of our eVTOL aircraft and thus have not generated any revenues from either of our planned lines of business. We do not expect to begin generating significant revenues until we are able to complete the design, development, certification, and bring up of manufacturing of our eVTOL aircraft.

Operating Expenses

Research and Development

Research and development activities represent a significant part of our business. Our research and development efforts focus on the design and development of our eVTOL aircraft, including certain of the systems that are used in it. As part of those activities, we continue to work closely with the FAA towards our goal of achieving certification of our eVTOL aircraft on an efficient timeline. Research and development expenses consist of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for employees focused on research and development activities, costs associated with building prototype aircraft, other related costs, depreciation, and an allocation of general overhead. We expect research and development expenses to increase significantly as we progress towards the certification and manufacturing of our eVTOL aircraft.

We cannot determine with certainty the timing, duration or the costs necessary to complete the design, development, certification, and manufacturing bring up of our eVTOL aircraft due to the inherently unpredictable nature of our research and development activities. Development timelines, the probability of success, and development costs may differ materially from expectations.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for employees associated with administrative services such as finance, legal, human resources, information technology, other related costs, and depreciation and an allocation of our general overhead. We expect our general and administrative expenses to increase in absolute dollars as a result of operating as a publicly-traded company, including expenses to comply with the rules and regulations applicable to publicly-traded companies, as well as additional expenses customary for a publicly-traded company, such as directors’ and officers’ liability insurance, director fees, and additional internal and external accounting and legal fees and expenses.

At this time, we are unable to estimate the costs of defending the ongoing Wisk Aero LLC (“Wisk”) litigation or any potential settlement or award of damages related thereto and thus, we have not established any related reserves. For a description of our material pending legal proceedings, see Note 8 - Commitments and Contingencies of the notes to the consolidated condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Warrant Expense

Other warrant expense consists entirely of non-cash expense related to the vesting of warrants issued in conjunction with the execution of the Purchase and Warrant Agreements with United. We expect to incur additional expense as these warrants vest upon satisfaction of certain milestones outlined in the applicable agreements.

Other Expense, Net

Other expense, net primarily consists of miscellaneous income and expense items. Interest expense primarily consists of interest on notes payable net of interest income from money market accounts.

Results of Operations
The following table sets forth our consolidated condensed statements of operations for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change $	2021	2020	Change $
	(In millions)
Operating expenses:
Research and development (1)	$23.1	$6.7	$16.4	$44.6	$13.6	$31.0
General and administrative (1)	114.1	0.6	113.5	143.1	2.3	140.8
Other warrant expense	39.1	—	39.1	117.3	—	117.3
Total operating expenses	176.3	7.3	169.0	305.0	15.9	289.1
Loss from operations	(176.3)	(7.3)	(169.0)	(305.0)	(15.9)	(289.1)
Gain on forgiveness of PPP loan	—	—	—	0.9	—	0.9
Other expense, net	(0.4)	—	(0.4)	(0.4)	(0.2)	(0.2)
Loss before income taxes	(176.7)	(7.3)	(169.4)	(304.5)	(16.1)	(288.4)
Net loss	$(176.7)	$(7.3)	$(169.4)	$(304.5)	$(16.1)	$(288.4)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$0.8	$—	$2.2	$—
General and administrative	102.0	—	102.5	—
Total stock-based compensation expense	$102.8	$—	$104.7	$—

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

Research and Development

Research and development expenses increased by $16.4 million for the three months ended September 30, 2021, compared to the same period ended September 30, 2020. The increase was primarily due to an increase of $16.4 million in personnel-related expenses and allocated facilities expenses due to significantly increasing our workforce from the prior period and an increase in stock-based compensation.

Research and development expenses increased by $31.0 million for the nine months ended September 30, 2021, compared to the same period ended September 30, 2020. The increase was primarily due to an increase of $23.5 million in personnel-related expenses and allocated facilities expenses due to significantly increasing our workforce in the first nine months of 2021. The increase was also due to increases of $1.7 million and $5.7 million pertaining to third-party consultant expenses and tools and materials, respectively, to support our increased research and development activities.

General and Administrative

General and administrative expenses increased by $113.5 million for the three months ended September 30, 2021, compared to the same period ended September 30, 2020. This increase was primarily due to an increase of $104.8 million in personnel-related expenses and allocated facilities costs due to a significant increase in stock-based compensation, which was primarily related to the vesting of one-quarter of the Founder Grants that were granted immediately prior to closing pursuant to the terms and conditions of the Business Combination Agreement. In addition, there was an increase in legal and professional service expenses of $7.7 million pertaining to the Business Combination and company readiness for going public, as well as legal fees and expenses related to the Wisk litigation, as described in detail in Note 8 - Commitments and Contingencies of our consolidated condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

General and administrative expenses increased by $140.8 million for the nine months ended September 30, 2021, compared to the same period ended September 30, 2020. This increase was primarily due to an increase of $108.9 million in personnel-related expenses and allocated facilities costs due to a significant increase in our workforce and stock-based compensation, which was primarily related to the vesting of one-quarter of the Founder Grants that were granted immediately prior to closing pursuant to the terms and conditions of the Business Combination Agreement. In addition, there was an increase in legal fees and expenses and professional service expenses of $26.4 million pertaining to the Business Combination and company readiness for going public, as well as legal fees and expenses related to the Wisk litigation. There was also an increase of $5.1 million pertaining to advertising and marketing expenses.

Other Warrant Expense

Other warrant expense increased by $39.1 million and $117.3 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods ended September 30, 2020. These increases were due to $78.2 million and $39.1 million of non-cash expense recognized in the first and third quarter of 2021, respectively, related to the vesting of warrants associated with the execution of the Purchase and Warrant Agreements with United, in satisfaction of specific milestones.

Gain on Forgiveness of PPP Loan

In June 2021, we received notification that our PPP Loan (as defined below) and accrued interest were forgiven in full, resulting in an increase of $0.9 million in gain on extinguishment of the loan and interest for the nine months ended September 30, 2021, compared to the same period ended September 30, 2020.

Other Expense, Net

Other expense, net, increased by $0.4 million and $0.2 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods ended September 30, 2020. The increase in both of these periods primarily was due to increased interest expense related to the Term Loans, which was entered into in July 2021. See Note 7 - Notes Payable of our consolidated condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Liquidity and Capital Resources

As of September 30, 2021, our principal sources of liquidity were cash and cash equivalents of $796.2 million. We have incurred net losses since our inception and to date have not generated any revenues. We expect to incur additional losses and higher operating expenses for the foreseeable future.
The Business Combination generated net cash proceeds of $801.8 million. We expect that the net cash proceeds from the Business Combination along with our cash balances held prior to the closing date will be sufficient to fund our current operating plan for at least the next 12 months from the date the consolidated condensed financial statements are available to be issued.
Our future capital requirements will depend on many factors, including:
•the level of research and development expenses we incur as we continue to develop our eVTOL aircraft;
•capital expenditures needed to bring up our aircraft manufacturing capabilities, including for both the build out of our manufacturing facilities and component purchases necessary to build our aircraft;
•capital expenditures needed to support the infrastructure required to launch our UAM network;
•general and administrative expenses as we scale our operations;
•interest expense from our debt financing; and
•sales, marketing and distribution expenses as we build, brand and market our eVTOL aircraft and UAM network.
Until such time as we can generate significant revenue from our business operations, we expect to finance our cash needs primarily through existing cash on hand, public or private equity or debt financings or other capital sources, including potential collaborations and other similar commercial arrangements. However, we may be unable to raise additional capital or enter into such other commercial arrangements when needed, on favorable terms or at all. To the extent that we raise additional capital through equity or convertible debt financings, the ownership interest of our stockholders could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our current stockholders.

Additionally, these financings may require us to agree to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise funds through collaborations or other similar commercial arrangements with third parties, we may have to relinquish valuable rights which in turn may reduce the value of our common stock. If we are unable to raise additional capital through equity or debt financings or commercial arrangements when needed, we may be required to delay, limit, reduce or terminate certain business operations.

Loan and Security Agreement

On July 9, 2021, we entered into a Loan and Security Agreement, as borrower, with Silicon Valley Bank (“SVB”) and SVB Innovation Credit Fund VIII, L.P. (“SVB Innovation”) as the lenders, and SVB as the collateral agent. The total principal amount of the loans is $20.0 million (the “Term Loans”), and all obligations due under the Term Loans are collateralized by all of our rights, title and interest in and to our specified personal property in favor of the collateral agent. The interest rate on the Term Loans is a floating rate per annum equal to the greater of (1) 8.5% and (2) the Prime Rate plus the Prime Rate Margin, which increases by 2% per annum upon the occurrence of an event of default. The proceeds were required to be used solely for the working capital or to fund the Company’s general business purpose. The Term Loans are subject to a final payment fee ranging between zero and 5.5% of the original aggregate principal amount depending on the timing of repayment.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(In millions)
Net cash used in operating activities	$(59.5)	$(15.2)
Net cash used in investing activities	(3.0)	(0.4)
Net cash provided by financing activities	822.1	46.6
Cash Flows Used in Operating Activities
We continue to experience negative cash flows from operations as we are still working to design, develop, certify, and bring up manufacturing of our eVTOL aircraft and thus have not generated any revenues from either of our planned lines of business. Our cash flows from operating activities are significantly affected by our cash investments to support the growth of our research and development activities related to our eVTOL aircraft, as well as the general and administrative functions necessary to support those activities and operations as a publicly traded company. Our operating cash flows are also impacted by the working capital requirements to support growth and fluctuations in personnel-related expenditures, accounts payable, accrued interest and other current liabilities, and other current assets.

Net cash used in operating activities during the nine months ended September 30, 2021 was $59.5 million, resulting from a net loss of $304.5 million, adjusted for non-cash items consisting primarily of $117.3 million in other warrant expense related to the vesting of United warrants and $104.7 million in stock-based compensation primarily related to the vesting of one-quarter of the Founder Grants that were granted immediately prior to closing pursuant to the terms and conditions of the Business Combination Agreement. The net cash provided by changes in our net operating assets and liabilities of $16.2 million was primarily related to a $16.9 million increase in accounts payable related to Wisk litigation costs, parts and materials used in our research and development activities, and advertising and marketing activities.

Net cash used in operating activities during the nine months ended September 30, 2020 was $15.2 million, resulting from a net loss of $16.1 million, adjusted for non-cash items consisting of primarily $0.3 million in non-cash interest primarily related to our convertible notes. The net cash provided by changes in our net operating assets and liabilities of $0.5 million was primarily related to a $1.4 million increase in accounts payable offset by an increase of $0.9 million in prepaid expenses. Both increases are related to parts & materials and outside contractors from the ramp up in our research and development activities.
Cash Flows Used in Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2021 and 2020 was $3.0 million and $0.4 million, respectively, driven by purchases of property and equipment within those respective periods.

Cash Flows Provided by Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2021 was $822.1 million, consisting primarily of $20.0 million in proceeds from the issuance of debt, $600.0 million in proceeds from the PIPE Financing, and $201.8 million net proceeds from the Business Combination.
Net cash provided by financing activities during the nine months ended September 30, 2020 was $46.6 million, consisting primarily of proceeds received from the issuance of preferred stock, net of issuance costs.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of September 30, 2021:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
	(In millions)
Operating lease obligation (1)	$5.2	$0.6	$4.6	$—	$—
Note payable (2)	20.0	—	20.0	—	—
Note payable accrued interest	2.4	1.6	0.8	—	—
	$27.6	$2.2	$25.4	$—	$—
__________________________
(1)Operating lease obligation is primarily related to the corporate headquarters lease expiring on June 30, 2023. As of September 30, 2021, the Company has entered into six real estate lease agreements.
(2)Note payable is related to the Term Loans. Refer to Note 7 - Notes Payable of our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.
The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty.
Paycheck Protection Program
In April 2020, we obtained a loan of approximately $0.9 million pursuant to the Paycheck Protection Program under Division A, Title I of the CARES Act (the “PPP Loan”), with interest accruing on the PPP Loan at a rate of 0.98% per annum. The Paycheck Protection Program was established as part of the CARES Act and provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the business, subject to certain limitations. The loan and accrued interest are forgivable after 24 weeks so long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent, and utilities. We applied for loan forgiveness under the CARES Act and received forgiveness of the loan and accrued interest in full from the Small Business Administration in June 2021.
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Our consolidated condensed financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these consolidated condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
For additional information about our critical accounting policies and estimates, see the disclosure included elsewhere in this Form 10-Q as well as Note 3 - Summary of Significant Accounting Policies in the notes to the consolidated condensed financial statements included elsewhere in this Form 10-Q.

Recent Accounting Pronouncements
See Note 3 - Summary of Significant Accounting Policies to the consolidated condensed financial statements included elsewhere in this Form 10-Q for a discussion about accounting pronouncements recently adopted and recently issued not yet adopted.
Credit Risk
Financial instruments, which subjects us to concentrations of credit risk, consist primarily of cash, cash equivalents, and deposits. Our cash and cash equivalents are held at major financial institutions located in the United States of America. At times, cash account balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits ($250 thousand per depositor per institution). Management believes the financial institutions that hold our cash and cash equivalents are financially sound and, accordingly, minimal credit risk exists with respect to cash and cash equivalents.
Emerging Growth Company Status

Section 107(b) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Atlas initially elected, and now we have elected, to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, we are not subject to the same implementation timeline for new or revised accounting standards as other public companies that are not emerging growth companies which may make comparison of our financials to those of other public companies more difficult.
We have also elected to take advantage of some of the reduced regulatory and reporting requirements of emerging growth companies pursuant to the JOBS Act so long as we qualify as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates.
Interest Rate Risk

At September 30, 2021, we had a $20.0 million balance outstanding under our Term Loans, which bears interest at a floating rate, as described in Note 7 - Notes Payable of our consolidated condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q. If interest rates rise, our debt service obligations under the Term Loans would increase even if the amount borrowed remained the same, which would affect our results of operations. We have not used any derivative financial instruments to manage our interest rate risk exposure. At September 30, 2021, a hypothetical 100 basis point increase in the interest rates would have had an immaterial impact on interest expense under our Term Loans.
Item 4. Controls and Procedures
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-Chief Executive Offices and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation and as a result of the material weaknesses described below, our co-Chief Executive Officers and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level.
In light of the material weaknesses in our internal control over financial reporting, we performed additional analysis and other procedures to validate that our financial information contained in this Form 10-Q was prepared in accordance with U.S. GAAP. Following such additional analysis and procedures, our management, including our co-Chief Executive Officers and Chief Financial Officer, has concluded that our consolidated condensed financial statements state fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Quarterly Report on Form 10-Q, in conformity, in all material respects, with U.S. GAAP.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

In connection with the preparation and audit of our financial statements for 2020, we identified certain control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses. The material weaknesses are:
▪We did not design and maintain an effective control environment commensurate with our financial reporting requirements. We lack a sufficient number of trained professionals with (i) an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately, and (ii) an appropriate level of knowledge and experience to establish effective processes and controls. Additionally, the limited personnel also resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions.

The material weakness in the control environment contributed to the following additional material weaknesses:
▪We did not design and maintain an effective risk assessment process at a precise enough level to identify new and evolving risks of material misstatement in our financial statements. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting.
▪We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of business performance reviews, account reconciliations and journal entries.
▪We did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain:
•user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel;
•program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately; and
•computer operations controls to ensure that data backups are authorized and monitored.
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

Remediation Measures

We are in the early stages of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404(a) of Sarbanes-Oxley Act and we are taking steps to remediate the material weaknesses. Management, with the participation of the Audit Committee and the Board of Directors, is engaged in remedial activities to address the material weaknesses described above. Those remediation measures are ongoing and include the following:
▪We have hired and plan to continue to hire accounting and IT personnel. During 2021, we hired a Chief Financial Officer, Chief Information Officer, operational accountants, and an accounts payable team to bolster our accounting and IT capabilities and capacity, and to establish and maintain our internal controls;
▪We designed and continue to implement controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing formal controls over segregation of duties;
▪We have engaged third party professionals to assist management in designing and implementing a formal risk assessment process to identify and evaluate changes in our business and the impact on our internal controls;
▪We are implementing formal processes, policies, and procedures supporting our financial close process, including completion of business performance reviews and creation of standard balance sheet reconciliation templates and journal entry controls; and
▪We continue to design and implement IT general controls, including controls over the review and updating of user access rights and privileges and implementing more robust IT policies and procedures over change management, data backup authorization and computer operations.

We believe we are making progress toward achieving the effectiveness of our internal control over financial reporting and disclosure controls and procedures. The actions that we are taking are subject to ongoing senior management review, as well as Audit Committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate these material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weaknesses expeditiously.

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Except as otherwise described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
For a description of our material pending legal proceedings, see Note 8 - Commitments and Contingencies of the notes to the consolidated condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

Investing in our securities involves risks. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited consolidated condensed financial statements and related notes, before deciding whether to purchase any of our securities. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of these risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, results of operations, and prospects. In such event, the market price of our securities could decline, and you could lose all or part of your investment.
Risks Related to Our Business and Industry
We are an early-stage company with a history of losses, and expects to incur significant expenses and continuing losses for the foreseeable future.
As of September 30, 2021, we have incurred a year-to-date net loss of $304.5 million and have incurred a net loss of approximately $330.3 million since inception through September 30, 2021. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin generating significant revenues from our planned lines of business, which is not expected to occur until late 2024 or 2025 and may occur later or not at all. Even if we are able to successfully launch our Archer UAM or Archer Direct lines of business, there can be no assurance that such lines of business will be financially successful. Our potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of our aircraft, which may not occur.
We expect the rate at which we will incur losses to be significantly higher in future periods as we:
•continue to design, develop, manufacture and market our aircraft;
•continue to design and develop the Archer UAM network;
•continue to utilize our third-party partners for design, supply and manufacturing;
•expand our production capabilities, including costs associated with outsourcing the manufacturing of our aircraft;
•build up inventories of parts and components for our aircraft;
•manufacture an inventory of our aircraft;
•expand our design, development and servicing capabilities;
•increase our sales and marketing activities and develop our distribution infrastructure;
•work with third party partners to develop pilot training programs; and
•increase our general and administrative functions to support our growing operations and to operate as a public company.
Because we will incur the costs and expenses from these efforts before we receive any incremental revenues with respect thereto, our losses in future periods will be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in the revenues we expect, which could further increase our losses.
We are still developing our fully operational demonstrator eVTOL aircraft, have not yet obtained FAA certification of our production eVTOL aircraft under development and we have yet to manufacture or deliver any aircraft to customers, which makes evaluating our business and future prospects difficult and increases the risk of investment.
We were incorporated in October 2018 and have a limited operating history in designing, developing, and working to certify an eVTOL aircraft. Our eVTOL aircraft is in the development stage and we do not expect our first production vehicle to be produced until 2024, 2025 or later. We are still working to obtain FAA type certification of our eVTOL aircraft (including the G-2 and G-3 issue paper milestones, which, among other things, establish the applicable airworthiness and environmental regulations, special conditions, and procedural requirements that must be met to achieve FAA type certification). Our current

eVTOL demonstrator aircraft (the Maker aircraft) has not yet flown and is not scheduled to conduct its first test flight until later this year. As a result, we have no experience as an organization in high volume manufacturing of aircraft. Some of our current and potential competitors are larger and have substantially greater resources than we have and expect to have in the future. As a result, those competitors may be able to devote greater resources to the development of their current and future technologies, the promotion and sale of their offerings, and/or offer their technologies at lower prices. In particular, our competitors may be able to receive Type, Airworthiness or Production certification from the FAA covering their eVTOL aircraft prior to us receiving such certificates. Our current and potential competitors may also establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and offerings. Further, it is possible that domestic or foreign companies or governments, some with greater experience in the aerospace industry or greater financial resources than we possess, will seek to provide products or services that compete directly or indirectly with ours in the future. Any such foreign competitor, for example, could benefit from subsidies from, or other protective measures by, its home country.
We cannot assure you that we or our partners will be able to develop efficient, automated, cost-efficient manufacturing capability and processes, and reliable sources of component supplies that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully commercialize our aircraft. You should consider our business and prospects in light of the risks and significant challenges we face as a new entrant into a new industry, including, among other things, with respect to our ability to:
•design and produce safe, reliable and quality aircraft on an ongoing basis;
•obtain the necessary regulatory approvals in a timely manner, including receipt of FAA certifications covering our aircraft and, in turn, any other government approvals necessary for marketing, selling and operating the Archer UAM service;
•build a well-recognized and respected brand;
•establish and expand our customer base;
•successfully market not just our aircraft but also the other services we intend to provide, such as aerial ride sharing services;
•successfully service our aircraft after sales and maintain a good flow of spare parts and customer goodwill;
•improve and maintain our operational efficiency;
•successfully execute our manufacturing and production model and maintain a reliable, secure, high-performance and scalable technology infrastructure;
•predict our future revenues and appropriately budget for our expenses;
•attract, retain and motivate talented employees;
•anticipate trends that may emerge and affect our business;
•anticipate and adapt to changing market conditions, including technological developments and changes in competitive landscape; and
•navigate an evolving and complex regulatory environment.
If we fail to adequately address any or all of these risks and challenges, our business may be harmed.
Our Purchase Agreement with United is conditional and is currently the only order for our aircraft. If the order conditions are not met, or if this order is otherwise cancelled, modified or delayed, our prospects, results of operations, liquidity and cash flow will be harmed.
Our Purchase Agreement with United is conditional and is currently the only order for our aircraft. Those conditions include, among other things, us receiving certification of our aircraft by the FAA and further negotiation and reaching mutual agreement on certain material terms, such as aircraft specifications, warranties, usage and transfer of the aircraft, performance guarantees, delivery periods, most favored nation provisions, the type and extent of assistance to be provided by United in obtaining certification of the aircraft for its intended use, territorial restrictions, rights to jointly developed intellectual property, escalation adjustments and other matters. The obligations of United to consummate the order will arise only after all of such material terms are agreed by the parties. Further, and in addition to other termination rights set forth in the Purchase Agreement and the Collaboration Agreement, if the parties do not agree on such material terms, either party will have the right to terminate the agreements if such party determines in its discretion that it is not likely that such material terms will be agreed in a manner that is consistent with such party’s business and operational interests (as those interests may change from time to time). If this order is cancelled, modified or delayed, or otherwise not consummated, our prospects, results of operations, liquidity and cash flow will be affected.
Our business plan requires a significant amount of capital. In addition, our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.
We expect our capital expenditures and operating expenses to continue to be significant in the foreseeable future as we develop our aircraft and business, and that our level of capital expenditures and operating expenses will be significantly affected by the aircraft development and certification process as well as subsequent customer demand for our aircraft. We believe our current cash balances will be sufficient to fund our current operating plan for at least the next 12 months. However, we expect that in the coming years we will need to make significant investments in our business, including development of our aircraft, bring up of manufacturing capabilities, the infrastructure to support Archer UAM, and investments in our brand. In addition, over the next few years we expect to continue to incur ongoing expenses related to the Wisk litigation, which are difficult to predict. These investments and expenses may be greater than currently anticipated or there may be investments or expenses that are unforeseen, and we may not succeed in acquiring sufficient capital to offset these higher expenses and achieve significant revenue generation. We have a limited operating history and no historical data on the demand for our planned Archer UAM and Archer Direct businesses. As a result, our future capital requirements are difficult to predict and our actual capital requirements may be different from those we currently anticipate. We may need to seek equity or debt financing to finance a portion of our future capital requirements. Such financing might not be available to us when needed or on terms that are acceptable.
Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors, including general market conditions and investor acceptance of our planned business model. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient capital, we may have to significantly reduce our spending and/or delay or cancel our planned activities. We might not be able to obtain any financing, and we might not have sufficient capital to conduct our business as projected, both of which could mean that we would be forced to curtail or discontinue our operations.
In addition, our future capital needs and other business needs or plans could require us to sell additional equity or convertible debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could dilute our stockholders. The incurrence of indebtedness would also result in increased debt service obligations and could result in operating and financing covenants that restrict our operations or our ability to pay dividends to our stockholders.
If we cannot raise additional capital when we need or want to, our operations and prospects could be negatively affected.
Our future success depends on the continuing efforts of our key employees and on our ability to attract and retain highly skilled personnel and senior management.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. In particular, we are highly dependent on the contributions of our co-founders, Brett Adcock and Adam Goldstein, as well as other members of our management team. The loss of any key personnel could make it more difficult to achieve on our business plans. Although we have generally entered into employment offer letters with our key personnel, these agreements have no specific duration and provide for at-will employment, which means our key personnel may terminate their employment relationship with us at any time.

Competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area where we are located, and we may incur significant costs to attract them. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity or equity awards declines, it may adversely affect our ability to retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business, operating results, financial condition and future growth prospects could be harmed.

We have identified certain material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.
In connection with the preparation and audit of our financial statements for the year ended December 31, 2020, certain material weaknesses were identified in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified are as follows:
•We did not design and maintain an effective control environment commensurate with our financial reporting requirements. We lacked a sufficient number of trained professionals with (i) an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately, and (ii) an appropriate level of knowledge and experience to establish effective processes and controls. Additionally, the limited personnel resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions. This material weakness in the control environment contributed to the other material weaknesses discussed below.
•We did not design and maintain an effective risk assessment process at a precise enough level to identify new and evolving risks of material misstatement in our financial statements. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting.
•We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of business performance reviews, account reconciliations and journal entries.
•We did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain:
•user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel;
•program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately; and
•computer operations controls to ensure that data backups are authorized and monitored.
These material weaknesses resulted in immaterial audit adjustments to the research and development expense and property and equipment line items in our financial statements and related disclosures for the years ended December 31, 2020 and 2019, and a revision to our consolidated condensed financial statements for the period ended March 31, 2021 to reclassify certain costs within operating expenses from research and development expense to other warrant expense. Additionally, each of these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.
We have begun our work to remediate these material weaknesses. Those remediation measures are ongoing and include the following:
•Hiring additional finance, accounting, and IT personnel during 2021, including a new chief financial officer, chief information officer and other finance, accounting, and IT personnel to bolster our finance, accounting, and IT capabilities and capacity, and to establish and maintain our internal controls;
•Designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing formal controls over segregation of duties;
•Designing and implementing a formal risk assessment process to identify and evaluate changes in our business and the impact on our internal controls;

•Designing and implementing formal processes, policies and procedures supporting our financial close process, including completion of business performance reviews and creation of standard balance sheet reconciliation templates and journal entry controls; and
•Designing and implementing IT general controls, including controls over the review and update of user access rights and privileges, change management processes and procedures, and data backup authorization and monitoring.
While we believe these efforts will remediate the material weaknesses, we may not be able to complete our evaluation, testing or any necessary remediations in a timely fashion, or at all. We cannot assure you that the measures we have taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. Any failure to design or maintain effective internal controls over financial reporting or any difficulties encountered in their implementation or improvement could increase compliance costs, negatively impact share trading prices, or otherwise harm our operating results or cause us to fail to meet our reporting obligations.
If we experience harm to our reputation and brand, our business, financial condition and results of operations could be adversely affected.
Continuing to increase the strength of our reputation and brand for achieving our business plans is critical to our ability to attract and retain employees, customers, and other business partners. In addition, our growth strategy may include expansion through joint ventures, minority investments or other partnerships with strategic business partners, which may include event activations and cross-marketing with other established brands, all of which may be dependent on our ability to build our reputation and brand recognition. The successful development of our reputation and brand will depend on a number of factors, many of which are outside our control. Negative perception of our platform or company may harm our reputation and brand, including as a result of:
•complaints or negative publicity or reviews about our aircraft or service offerings from either our Archer UAM or Archer Direct customers or negative publicity reviews about other brands or events we are associates with, even if factually incorrect or based on isolated incidents;
•changes to our operations, safety and security, privacy or other policies that users or others perceive as overly restrictive, unclear or inconsistent with our values;
•illegal, negligent, reckless or otherwise inappropriate behavior by our management team or other employees, our Archer Direct customers, our Archer UAM customers or our other business partners;
•actual or perceived disruptions or defects in our aircraft or aerial ride sharing platform, such as data security incidents, platform outages, payment processing disruptions or other incidents that impact the availability, reliability or security of our offerings;
•litigation over, or investigations by regulators into, our aircraft or our operations or those of our Archer Direct customers or other business partners;
•a failure to operate our business in a way that is consistent with our values;
•negative responses by our Archer Direct or Archer UAM customers to urban air mobility offerings;
•perception of our treatment of employees, contractors, Archer Direct or Archer UAM customers or our other business partners and our response to their sentiment related to political or social causes or actions of management; or
•any of the foregoing with respect to our competitors, to the extent such resulting negative perception affects the public’s perception of us or our industry as a whole.
In addition, changes we may make to enhance and improve our offerings and balance the needs and interests of our Archer Direct and Archer UAM customers may be viewed positively from one group’s perspective (such as our Archer UAM customers) but negatively from another’s perspective (such as third-party companies that purchase and operate our aircraft), or may not be viewed positively by either our Archer Direct or Archer UAM customers. If we fail to balance the interests of these two different customer bases or make changes that they view negatively, our customers may stop purchasing our aircraft or stop using our Archer UAM service or take fewer flights, any of which could adversely affect our reputation, brand, business, financial condition and results of operations.
The markets for our offerings are still in development, and if such markets do not materialize, or grow more slowly than we expect or fail to grow as large as we expect, our business, financial condition and results of operations could be harmed.
The markets for eVTOL aircraft are still in development, and our success in these markets is dependent upon our ability to effectively design, develop, and certify eVTOL aircraft market and gain traction of air urban air mobility as a substitute for existing methods of transportation and the effectiveness of our other marketing and growth strategies. If the public does not perceive urban air mobility as beneficial, or chooses not to adopt urban air mobility as a result of concerns regarding safety, affordability or for other reasons, then the market for our offerings may not materialize, may develop more slowly than we expect or may not achieve the growth potential we expect, any of which could harm our business, financial condition and results of operations.
Growth of our business will require significant investments in our infrastructure, technology, and marketing and sales efforts. If our business does not have sufficient capital required to support these investments, our results of operations will be negatively affected. Further, our ability to effectively manage growth and expansion of our operations will also require us to enhance our operational systems, internal controls and infrastructure, human resources policies and reporting systems. These enhancements will require significant capital expenditures and allocation of valuable management and employee resources.
The eVTOL aircraft industry may not continue to develop, eVTOL aircraft may not be adopted by the market, eVTOL aircraft may not be certified by government authorities or eVTOL aircraft may not be an attractive alternative to existing modes of transportation, any of which could adversely affect our prospects, business, financial condition and results of operations.
eVTOL aircraft involve a complex set of technologies, which we must continue to further develop and rely on our Archer Direct and Archer UAM customers to adopt. However, before eVTOL aircraft can fly passengers, we must receive requisite certifications and approvals from governmental authorities. There are currently no eVTOL aircraft certified by the FAA for commercial operations in the United States, and there is no assurance that our design, development and certification efforts will result in our receiving FAA certification of our aircraft. In order to achieve FAA certification, the performance, reliability and safety of eVTOL aircraft must be proven, none of which can be assured. In particular, there is a risk that we will not obtain one or more certifications from the FAA that are required for ultimate commercial use of our aircraft, or will experience delays in receiving one or more of these certifications. Even if our eVTOL aircraft receive Type certification, Production certification, and Airworthiness certification, eVTOL aircraft operators must conform eVTOL aircraft to their operational licenses, which requires FAA approval, and individual pilots also must be licensed and approved by the FAA to fly eVTOL aircraft, which could contribute to delays in any widespread use of eVTOL aircraft and potentially limit the number of eVTOL aircraft operators available to purchase aircraft from or partner with us.
Additional challenges to the adoption of our eVTOL aircraft and UAM network, all of which are outside of our control, include:
•market acceptance of eVTOL aircraft;
•state, federal or municipal regulatory and licensing requirements for our eVTOL aircraft and UAM network operations;
•necessary changes to existing infrastructure to enable adoption, including installation of necessary charging and other equipment; and
•public perception regarding the safety of eVTOL aircraft.
There are a number of existing laws, regulations and standards that may apply to eVTOL aircraft, including standards that were not originally intended to apply to electric aircraft. The promulgation of additional federal, state, and local laws and regulations that address eVTOL aircraft more specifically could delay our ability to commercially launch our eVTOL aircraft and UAM network. In addition, there can be no assurance that the market will accept eVTOL aircraft, that we will be able to execute on our business strategy, or that our offerings utilizing eVTOL aircraft will obtain the necessary government approvals or be successful in the market. There may be heightened public skepticism of this nascent technology and its adopters. In particular, there could be negative public perception surrounding eVTOL aircraft, including the overall safety and the potential for injuries or death occurring as a result of accidents involving eVTOL aircraft, regardless of whether any such safety incidents occur involving us. Any of the foregoing risks and challenges could adversely affect our prospects, business, financial condition and results of operations.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.
If our business grows as planned, of which there can be no assurance, we will need to expand our sales, marketing, operations, and the number of partners with whom we do business. Our continued growth could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring, training and managing an increasing number of employees. These difficulties may result in the erosion of our brand image, divert the attention of management and key employees and impact financial and operational results. The continued expansion of our business may also require additional office space for administrative support. If we are unable to drive commensurate growth, these costs, which include lease commitments, marketing costs and headcount, could result in decreased margins, which could have an adverse effect on our business, financial condition and results of operations.
Operation of aircraft involves a degree of inherent risk. We could suffer losses and adverse publicity stemming from any accident involving small aircraft, helicopters or charter flights and in particular from any accident involving eVTOL aircraft.
The operation of aircraft is subject to various risks, and demand for air transportation, including our urban air mobility offerings, has and may in the future be impacted by accidents or other safety issues regardless of whether such accidents or issues involve our eVTOL aircraft or third-party eVTOL aircraft. Air transportation hazards, such as adverse weather conditions and fire and mechanical failures, may result in death or injury to personnel and passengers and which could impact client or passenger confidence in a particular aircraft type or the air transportation services industry as a whole and could lead to a reduction in passenger volume, particularly if such accidents or disasters were due to a safety fault. Safety statistics for air travel are reported by multiple parties, including the Department of Transportation (“DOT”) and National Transportation Safety Board, and are often separated into categories of transportation. Because our urban air mobility offerings may include a variety of transportation methods, fliers may have a hard time determining how safe urban air mobility services are and their confidence in urban air mobility may be impacted by, among other things, the classification of accidents in ways that reflect poorly on urban air mobility services or the transportation methods urban air mobility services utilize.
We believe that safety and reliability are two of the primary attributes fliers consider when selecting air transportation services. Our failure to maintain standards of safety and reliability that are satisfactory to fliers may adversely impact our ability to attract and retain customers. We are at risk of adverse publicity stemming from any public incident involving us, our people or our brand. Such an incident could involve the actual or alleged behavior of our employees, contractors, or partners. Further, if our eVTOL aircraft, whether operated by us or a third party, is involved in a public incident, accident, catastrophe or regulatory enforcement action, we could be exposed to significant reputational harm and potential legal liability. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident, catastrophe or action. In the event that our insurance is inapplicable or inadequate, we may be forced to bear substantial losses from an incident or accident. In addition, any such incident, accident, catastrophe or action involving our eVTOL aircraft or eVTOL aircraft generally could create an adverse public perception, which could harm our reputation, result in air travelers being reluctant to use our services, and adversely impact our business, results of operations and financial condition. If us or one of our third-party aircraft operators were to suffer an accident or lose the ability to fly certain aircraft due to safety concerns or investigations, us or such operators may be required to cancel or delay certain flights until replacement aircraft and personnel are obtained.
Our operations may also be negatively impacted by accidents or other safety-related events or investigations that occur in or near the airports and vertiports we plan to utilize for our urban air mobility services. For example, if an accident were to occur at a vertiport we rely on for certain flights in the future (assuming we are granted government operating authority to do so), we may be unable to fly into or out of that vertiport until the accident has been cleared, any damage to the facilities have been repaired and any insurance, regulatory or other investigations have been completed.
Additionally, the battery packs in our aircraft are expected to use lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While we have taken measures to enhance the safety of our battery designs, a field or testing failure of our aircraft could occur in the future, which could subject us to lawsuits, product recalls, or redesign efforts, all of which would be time-consuming and expensive. Also, negative public perceptions regarding the suitability of lithium-ion cells for aerospace applications or any future incident involving lithium-ion cells such as an aircraft or other fire, even if such incident does not involve our aircraft, could seriously harm our business.
From time to time we are expected to store varying amounts of lithium-ion cells at our facilities. In addition, our manufacturing partners and suppliers are expected to store a significant number of lithium-ion cells at their facilities. Any mishandling of battery cells may cause disruption to the operation of our facilities or our manufacturers. A safety issue or fire related to the cells could disrupt operations or cause manufacturing delays. Such damage or injury could lead to adverse publicity and potentially a safety recall. Moreover, any failure of a competitor’s eVTOL aircraft or energy storage product may cause indirect adverse publicity for us and our aircraft. Such adverse publicity could negatively affect our brand and harm our business, prospects, financial condition and operating results.
Our business may be adversely affected by labor and union activities.
Although none of our employees are currently represented by a labor union, it is common throughout the aerospace industry generally for many employees at aerospace companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. We may also directly and indirectly depend upon other companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could harm our business, financial condition or operating results.
We expect that our Purchase Agreement with United and that future purchase agreements with other customers will be subject to indexed price escalation clauses which could subject us to losses if we have cost overruns or if increases in our costs exceed the applicable escalation rate.
Commercial aircraft sales contracts are often entered into years before the aircraft are delivered. In order to help account for economic fluctuations between the contract date and delivery date, aircraft pricing generally consists of a fixed amount as modified by price escalation formulas derived from labor, commodity and other price indices. Our revenue estimates are based on current expectations with respect to these escalation formulas, but the actual escalation amounts are outside of our control. Escalation factors can fluctuate significantly from period to period and changes in escalation amounts can significantly impact revenues and operating margins in our business. We can make no assurance that any customer, current or future, will exercise purchase options, fulfill existing purchase commitments or purchase additional products or services from us. The terms and conditions of the Purchase Agreement with United regarding price escalation clauses are yet to be determined, and there is no assurance that they will be determined in a manner that will mitigate the risks described above.
We currently rely and will continue to rely on third-party partners to provide and store the parts and components required to manufacture our aircraft, and to supply critical components and systems, which exposes us to a number of risks and uncertainties outside our control.
We are substantially reliant on our relationships with our suppliers and service providers for the parts and components in our aircraft. If any of these suppliers or service partners were to experience delays, disruptions, capacity constraints or quality control problems in our manufacturing operations, or if they choose to not do business with us, we would have significant difficulty in procuring and producing our aircraft, and our business prospects would be significantly harmed. These disruptions would negatively impact our revenues, competitive position and reputation. In addition, our suppliers or service partners may rely on certain state tax incentives that may be subject to change or elimination in the future, which could result in additional costs and delays in production if a new manufacturing site must be obtained. Further, if we are unable to successfully manage our relationship with our suppliers or service partners, the quality and availability of our aircraft may be harmed. Our suppliers or service partners could, under some circumstances, decline to accept new purchase orders from or otherwise reduce their business with us. If our suppliers or service partners stopped manufacturing our aircraft components for any reason or reduced manufacturing capacity, we may be unable to replace the lost manufacturing capacity on a timely and comparatively cost-effective basis, which would adversely impact our operations.
The manufacturing facilities of our suppliers or service partners and the equipment used to manufacture the components for our aircraft would be costly to replace and could require substantial lead time to replace and qualify for use. The manufacturing facilities of our suppliers or service partners may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fire and power outages, or by public health issues, such as the ongoing COVID-19 pandemic, which may render it difficult or impossible for us to manufacture our aircraft for some period of time. The inability to manufacture our aircraft components or the backlog that could develop if the manufacturing facilities of our suppliers or service partners are inoperable for even a short period of time may result in the loss of customers or harm our reputation.
We do not control our suppliers or service partners or such parties’ labor and other legal compliance practices, including their environmental, health and safety practices. If our current suppliers or service partners, or any other suppliers or service partners which we may use in the future, violates U.S. or foreign laws or regulations, we may be subjected to extra duties, significant monetary penalties, adverse publicity, the seizure and forfeiture of products that we are attempting to import or the loss of our import privileges. The effects of these factors could render the conduct of our business in a particular country undesirable or impractical and have a negative impact on our operating results.

We have been, and may in the future be, adversely affected by health epidemics and pandemics, including the ongoing global COVID-19 pandemic, the duration and economic, governmental and social impact of which is difficult to predict, which may significantly harm our business, prospects, financial condition and operating results.
We face various risks related to public health issues, including epidemics, pandemics and other outbreaks, including the ongoing COVID-19 pandemic. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, supply shortages and restrictions on business and individual activities, has created significant volatility in the global economy. The spread of COVID-19 has also created a disruption in the manufacturing, delivery and overall supply chain of aircraft manufacturers and suppliers, and has led to a global decrease in aircraft sales and usage in markets around the world. The duration and long-term impact of COVID-19 on our business is currently unknown.
The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. These measures may adversely impact our employees and operations and the operations of our suppliers, vendors and business partners, and may negatively impact our sales and marketing activities and the production schedule of our aircraft. In addition, various aspects of our business cannot be conducted remotely, including the testing and manufacturing of our aircraft. These measures by government authorities may remain in place for a significant period of time and they are likely to continue to adversely affect our testing, manufacturing and building plans, sales and marketing activities, business and results of operations.
The spread of COVID-19 has caused us and many of our contractors and service providers to modify their business practices (including employee travel, recommending that all non-essential personnel work from home and cancellation or reduction of physical participation in meetings, events and conferences), and we and our contractors and service providers may be required to take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, suppliers, vendors and business partners. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce or contractors and service providers are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our operations will be impacted.
The extent to which the COVID-19 pandemic impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact and how quickly and to what extent normal economic and operating activities can resume. The COVID-19 pandemic could limit the ability of our customers, suppliers, vendors and business partners to perform, including third-party suppliers’ ability to provide components and materials used in our aircraft. We may also experience an increase in the cost of raw materials used in our commercial production of our aircraft. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of COVID-19’s global economic impact, including ongoing supply chain shortages.
There are no comparable recent events which may provide guidance as to the effect of the COVID-19 pandemic, and, as a result, the ultimate impact of the COVID-19 pandemic or other health pandemics or epidemics is highly uncertain and subject to change. We do not yet know the full extent of COVID-19’s impact on our business, operations, or the global economy as a whole. However, the effects could have a material impact on our results of operations, and we will continue to monitor the situation closely.
Our long-term success and ability to significantly grow our revenue will depend, in part, on our ability to establish and expand into international markets and/or expand market segments.
Our future results will depend, in part, on our ability to establish and expand our presence within international markets and may also depend on our expansion into additional market segments, such as defense or logistics/cargo. Our ability to expand into these markets will depend upon our ability to obtain the necessary international governmental certifications and regulatory approvals, adapt to international markets and new market segments, understand the local customer base, and address any unique local technological requirements. Our ability to expand internationally involves various risks, including, but not limited to, the need to invest significant resources in such expansion, and the possibility that returns on such investments will not be achieved in the near future or at all in these less familiar competitive environments. We may also choose to conduct our international business through joint ventures, minority investments or other partnerships with local companies as well as co-marketing with other established brands. If we are unable to identify partners or negotiate favorable terms, our international growth may be limited. In addition, we may incur significant expenses in advance of generating material revenue as we attempt to establish our presence in particular international markets or market segments outside of aircraft sales and operating a UAM network to carry passengers.

We are subject to cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our aircraft and customer data processed by us or third-party vendors.
We are at risk for interruptions, outages and breaches of our: (a) operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; (b) facility security systems, owned by us or our third-party vendors or suppliers; (c) aircraft technology including powertrain and avionics and flight control software, owned by us or our third-party vendors or suppliers; (d) the integrated software in our aircraft; or (e) customer data that we process or our third-party vendors or suppliers process on our behalf. Such incidents could: disrupt our operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees, suppliers, or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in our aircraft.
We plan to include avionics and flight control software services and functionality that utilize data connectivity to monitor aircraft performance and to enhance safety and enable cost-saving preventative maintenance. The availability and effectiveness of our services depend on the continued operation of information technology and communications systems. Our systems will be vulnerable to damage or interruption from, among others, physical theft, fire, terrorist attacks, natural disasters, power loss, war, telecommunications failures, viruses, worms, trojan horses, denial or degradation of service attacks, ransomware, social engineering schemes, insider theft or misuse or other attempts to harm our systems. We intend to use our avionics and flight control software and functionality to log information about each aircraft’s use in order to aid us in aircraft diagnostics and servicing. Our customers may object to the use of this data, which may increase our vehicle maintenance costs and harm our business prospects.
Moreover, there are inherent risks associated with developing, improving, expanding and updating our current systems, such as the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or manufacture, deploy, deliver and service our aircraft, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We cannot be sure that these systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted and our ability to accurately and timely report our financial results could be impaired. Moreover, our proprietary information or intellectual property could be compromised or misappropriated, and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.
Failure to comply with federal, state and foreign laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current laws and regulations or the enactment of new laws or regulations in these areas, could adversely affect our business and our financial condition.
We are subject to or affected by a number of federal, state and local laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and security, and govern our collection, storage, retention, protection, use, processing, transmission, sharing and disclosure of personal information including that of our employees, customers and others. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. Such laws may be inconsistent or may change or additional laws may be adopted. In addition, our agreements with certain customers may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, result in penalties or fines, result in litigation, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach.
The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. For example, California adopted the California Consumer Privacy Act (the ‘‘CCPA’’), which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered businesses to provide new disclosures to California residents, provide them new ways to opt-out of certain disclosures of personal information, and allow for a new cause of action for data breaches. As we expand our operations, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states have begun to propose similar laws. Compliance with any applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to comply with such laws and regulations.

In addition, we are or may become subject to a variety of foreign laws and regulations regarding privacy, data protection, and data security. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. Such laws and regulations often have changes in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. For example, the European General Data Protection Regulation (“GDPR”), which became effective in May 2018, includes operational requirements for companies that receive or process personal data of residents of the European Union that are broader and more stringent than those previously in place in the European Union. The GDPR includes significant penalties for non-compliance, including fines of up to €20 million or 4% of total worldwide revenue.

Additionally, we may be subject to evolving laws and regulations regarding the transfer of personal data outside of the European Economic Area, or EEA. Recently, the Court of Justice of the European Union ruled that the EU-U.S. Privacy Shield is an invalid transfer mechanism, but upheld Standard Contractual Clauses as a valid transfer mechanism. The validity of data transfer mechanisms remains subject to legal, regulatory, and political developments in both Europe and the United States. The invalidation of the EU-U.S. Privacy Shield and potential invalidation of other data transfer mechanisms could have a significant adverse impact on our ability to process and transfer personal data outside of the EEA.

Governments are continuing to focus on privacy and data security, and it is possible that new privacy or data security laws will be enacted or existing laws will be amended in a way that is material to our business. Any significant change to applicable laws, regulations, or industry practices regarding our users’ data could require us to modify our services and features, possibly in a material manner, and may limit our ability to develop new products, services, and features. Although we have made efforts to design our policies, procedures, and systems to comply with the current requirements of applicable state, federal, and foreign laws, changes to applicable laws and regulations in this area could subject us to additional regulation and oversight, any of which could significantly increase our operating costs.
We publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information and/or other confidential information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, contractors, service providers or vendors fail to comply with our published policies and documentation. Such failures can subject us to potential local, state and federal action if we are found to be deceptive, unfair, or misrepresentative of our actual practices. Claims that we have violated individuals’ privacy rights or failed to comply with data protection laws or applicable privacy notices even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
We are subject to risks associated with climate change, including the potential increased impacts of severe weather events on our operations and infrastructure.
The potential physical effects of climate change, such as increased frequency and severity of storms, floods, fires, fog, mist, freezing conditions, sea-level rise and other climate-related events, could affect our operations, infrastructure and financial results. Certain of the locations where our terminal facilities are expected to initially be located in connection with our aerial ride sharing operations are susceptible to the impacts of storm-related flooding and sea-level rise, which could result in costs and loss of revenue. we could incur significant costs to improve the climate resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate such physical effects of climate change. We are not able to accurately predict the materiality of any potential losses or costs associated with the physical effects of climate change.
We intend to retain certain personal information about our customers, employees or others that, if compromised, could harm our financial performance and results of operations or prospects.
We are subject to a wide variety of laws in the United States and other jurisdictions related to privacy, data protection and consumer protection that are often complex and subject to varying interpretations. As a result, these privacy, data protection and consumer protection laws may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies and such changes or developments may be contrary to our existing practices. This may cause us to expend resources on updating, changing or eliminating some of our privacy and data protection practices.
We plan to collect, store, transmit and otherwise process data from our aircraft, our customers, our employees and others as part of our business and operations, which may include personal data or confidential or proprietary information. We also work with partners and third-party service providers or vendors that collect, store and process such data on our behalf and in connection with our aircraft. There can be no assurance that any security measures that we or our third-party service providers or vendors have implemented will be effective against current or future security threats. If a compromise of data were to occur, we may become liable under our contracts with other parties and under applicable law for damages and incur penalties and other costs to respond to, investigate and remedy such an incident. Our systems, networks and physical facilities could be breached, or personal information could otherwise be compromised due to employee error or malfeasance, if, for example, third parties attempt to fraudulently induce our employees or our customers to disclose information or usernames and/or passwords. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, systems, networks and/or physical facilities utilized by our service providers and vendors.
Our aircraft contain complex information technology systems and built-in data connectivity to share aircraft data with ground operations infrastructure. We plan to design, implement and test security measures intended to prevent unauthorized access to our information technology networks, our aircraft and related systems. However, hackers may attempt to gain unauthorized access to modify, alter and use such networks, aircraft and systems to gain control of or to change our aircraft’s functionality, performance characteristics, or to gain access to data stored in or generated by the aircraft. A significant breach of our third-party service providers’ or vendors’ or our own network security and systems could have serious negative consequences for our business and future prospects, including possible fines, penalties and damages, reduced customer demand for our aircraft or urban aerial ride sharing services and harm to our reputation and brand.
We may not have adequate insurance coverage. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain additional executive management and qualified board members.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve or otherwise change over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards (or changing interpretations of them), and this investment may result in increased selling, general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected. Being a public company and the associated rules and regulations also make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, compensation committee, and nominating and governance committee, and qualified executive officers.

As a result of disclosure of information in the filings required of a public company, our business and financial condition is more visible, which may result in threatened or actual litigation, including by competitors. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results. In addition, as a result of our disclosure obligations as a public company, we have reduced flexibility and are under pressure to focus on short-term results, which may adversely affect our ability to achieve long-term profitability.
We are or may be subject to risks associated with strategic relationships or other opportunities and may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, in the future.
We have entered into strategic relationships, and may in the future enter into additional strategic relationships or joint ventures or minority equity investments, in each case with various third parties for the production of our aircraft as well as with other collaborators with capabilities on data and analytics and engineering. These alliances subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third-party and increased expenses in establishing new strategic relationships, any of which may adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third-party.
Strategic business relationships will be an important factor in the growth and success of our business. However, there are no assurances that we will be able to continue to identify or secure suitable business relationship opportunities in the future or our competitors may capitalize on such opportunities before we do. Moreover, identifying such opportunities could require substantial management time and resources, and negotiating and financing relationships involves significant costs and uncertainties. If we are unable to successfully source and execute on strategic relationship opportunities in the future, our overall growth could be impaired, and our business, prospects, financial condition and operating results could be adversely affected.
When appropriate opportunities arise, we may acquire or license additional assets, products, technologies or businesses that are complementary to our existing business. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions or licenses and to comply with any applicable laws and regulations, which could result in increased delay and costs, and may disrupt our business strategy if we fail to do so. Furthermore, acquisitions and the subsequent integration of new assets and businesses into our own would likely require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.
We have been sued by a competitor alleging misappropriation by us of certain of their trade secrets and infringement by us of certain of their patents. These proceedings as well as any other proceedings relating to these allegations and similar allegations or legal proceedings in the future may be time-consuming and expensive and, if adversely determined, could delay, limit or prevent our ability to commercialize our aircraft or otherwise execute on our business plans.
On April 6, 2021, Wisk brought a lawsuit against us in the United States District Court for the Northern District of California alleging misappropriation of trade secrets and patent infringement. On June 1, 2021, we filed a motion to dismiss the trade secret claims and filed counterclaims. On June 15, 2021, Wisk amended its complaint, and the following day we filed a motion to dismiss the amended complaint. On July 13, 2021, we filed amended counterclaims. On July 27, 2021, Wisk filed a motion to strike and dismiss certain of our amended counterclaims. On August 10, 2021, we filed an opposition to Wisk’s motion to strike and dismiss certain of the amended counterclaims. On August 24, 2021, the Court denied our motion to dismiss the trade secret claims. On September 14, 2021, the Court denied Wisk’s motion to strike and dismiss certain of our amended counterclaims. A trial on Wisk’s claims and our counterclaims has been scheduled to begin on January 30, 2023.
On May 19, 2021, Wisk filed a motion for preliminary injunction and expedited discovery. On June 23, 2021, we filed an opposition to the motion for preliminary injunction. On July 22, 2021, the Court denied Wisk’s motion for preliminary injunction. On August 20, 2021, Wisk filed a notice of appeal of the Court’s denial of the motion for preliminary injunction. On September 30, 2021, Wisk withdrew its notice of appeal of the District Court’s denial of the motion for preliminary injunction.
Prior to Wisk bringing the lawsuit against us, on March 30, 2021, one of our employees, who is a former employee of Wisk, had a search warrant executed at his home in connection with a federal investigation. We placed this former Wisk employee on paid administrative leave in connection with this government investigation, which we believe is focused on conduct prior to the employee joining us. We are cooperating with the investigation of the employee. As of November 12, 2021, the investigation is ongoing. In addition, we and three of our employees, who are also former Wisk employees, received grand jury subpoenas from the United States Attorney’s Office for the Northern District of California in relation to the same investigation. The grand jury subpoenas seek documents and information about our business, including our hiring practices and intellectual property.
The proceedings are in the early stages. We cannot predict their outcome or impact on us and our business. With respect to the federal investigation of the former Wisk employee, there can be no assurance that we will not be named as a subject or target of the pending investigation or other government investigations in the future. We have incurred and expect to continue to incur significant costs in defending and responding to the proceedings. Our business plan does not include the cost of defending a long-term litigation with Wisk or any meaningful award of damages or settlement with Wisk. Therefore, a negative result in these proceedings could have a material adverse effect on our reputation, financial position, liquidity, operations, and cash flows.
In addition, other holders of intellectual property rights relating to electric aircraft or any other technology relevant to our products or services may initiate legal proceedings alleging infringement or misappropriation of such rights by us and our employees, either with respect to our own intellectual property or intellectual property we license from third parties.
Our pending proceedings and other future legal proceedings against us or our employees, regardless of outcome or merit, could be time consuming and expensive to defend or resolve, result in substantial diversion of management and technical resources, delay, limit or prevent our ability to make, develop, commercialize or deploy our aircraft and aerial ride sharing services and deteriorate our reputation and our business relationships, any of which could make it more difficult or impossible for us to operate our business or otherwise execute on our business plan and significantly adversely affect our business, financial condition, or results of operations. In the event of an adverse outcome of the litigation, we may have to cease developing and/or using the asserted intellectual property, which could significantly adversely impact our business, financial condition, or results of operation.
In response to a determination or resolution that we or any of our employees have infringed upon or misappropriated a third party’s intellectual property rights, we may be required to take certain actions, including (without limitation) one or more of the following:
•cease development, sales or use of our aircraft or other products;
•pay substantial damages, interest, attorneys’ fees, costs and other amounts;
•transfer intellectual property rights to a competitor;
•obtain a license from the owner of the asserted intellectual property right, which license may not be available on reasonable terms or at all;
•terminate the employment of key employees;
•develop or re-develop an alternative design of our aircraft; or
•re-develop one or more other aspects or systems of our aircraft or other offerings.
A successful claim of infringement or misappropriation against us or any of our employees could delay, limit or prevent our ability to commercialize our aircraft and could significantly adversely affect our business, prospects, financial condition or operating results. Even if we are successful in defending against these claims, litigation could result in substantial costs and distraction to the company and our management over many years.
Our business may be adversely affected if we are unable to protect our intellectual property rights from unauthorized use by third parties.
Failure to adequately protect our intellectual property rights could result in our competitors offering similar products or services, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue, which could adversely affect our business, prospects, financial condition and operating results. Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we will rely on a combination of patents, trade secrets (including know-how), employee and third-party nondisclosure agreements, copyrights, trademarks, intellectual property licenses and other contractual rights to establish and protect our rights in our technology.

The protection of our intellectual property rights will be important to our future business opportunities. However, the measures we take to protect our intellectual property from unauthorized use by others may not be effective for various reasons, including the following:
•any patent applications we submit may not result in the issuance of patents (and patents have not yet issued to us based on our pending applications);
•the scope of our patents that may subsequently issue may not be broad enough to protect our proprietary rights;
•Our issued patents may be challenged or invalidated by third parties;
•Our employees or business partners may breach their confidentiality, non-disclosure and non-use obligations to us;
•third parties may independently develop technologies that are the same or similar to ours;
•the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make enforcement impracticable; and
•current and future competitors may circumvent or otherwise design around our patents.
Patent, trademark, copyright and trade secret laws vary throughout the world. Some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Further, policing the unauthorized use of our intellectual property rights in foreign jurisdictions may be difficult. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the U.S.
Also, while we have registered and applied for trademarks in an effort to protect our investment in our brand and goodwill with customers, competitors may challenge the validity of those trademarks and other brand names in which we have invested. Such challenges can be expensive and may adversely affect our ability to maintain the goodwill gained in connection with a particular trademark.
To the extent we expand our international activities, our exposure to unauthorized use of our technologies and proprietary information may increase. We may also fail to detect unauthorized use of our intellectual property, or be required to expend significant resources to monitor and protect our intellectual property rights, including engaging in litigation, which may be costly, time-consuming, and divert the attention of management and resources, and may not ultimately be successful. If we fail to meaningfully establish, maintain, protect and enforce our intellectual property rights internationally, our business, financial condition and results of operations could be adversely affected.
Our aerial ride sharing operations will initially be concentrated in a small number of urban areas, which makes our business particularly susceptible to natural disasters, outbreaks and pandemics, economic, social, weather, growth constraints and regulatory conditions or other circumstances affecting these metropolitan areas.
We expect to initially launch our aerial ride sharing offering in limited jurisdictions subject to receipt of the necessary operating approvals. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in other markets that may become similarly concentrated. As a result of our geographic concentration, our business and financial results relating to our aerial ride sharing operations will be particularly susceptible to natural disasters, outbreaks and pandemics, economic, social, weather, growth constraints and regulatory conditions or other circumstances in each of these metropolitan areas. In addition, any changes to local laws or regulations within these key urban areas that affect our ability to operate or increase our operating expenses in these markets would have an adverse effect on our business, financial condition and operating results.
Disruption of operations at the locations where our vertiport facilities are expected to initially be located, whether caused by labor relations, utility or communications issues or fuel shortages, could harm our business. Certain locations may regulate flight operations, such as limiting the number of landings per year, which could reduce our aerial ride sharing operations. Bans on eVTOL operations or the introduction of any new permitting requirements would significantly disrupt our operations. In addition, demand for our Archer UAM services could be impacted if drop-offs or pick-ups of fliers become inconvenient because of vertiport rules or regulations, or more expensive for fliers because of vertiport-imposed fees, which would adversely affect our business, financial condition and operating results.
We expect concentration in large metropolitan areas and heavily trafficked airports also makes our business susceptible to an outbreak of a contagious disease, such as the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory

Syndrome, H1N1 influenza virus, avian flu, Zika virus, COVID-19 or any other similar illness, both due to the risk of a contagious disease affecting the urban area through the high volume of travelers flying into and out of such areas and the ease at which contagious diseases can spread through densely populated areas, as seen with the spread of COVID-19 in Los Angeles, California and New York, New York.
Natural disasters, including tornados, hurricanes, floods and earthquakes, and severe weather conditions, such as heavy rains, strong winds, dense fog, blizzards or snowstorms, may damage our facilities, those of our Archer Direct customers or otherwise disrupt flights into or out of the vertiports from which our aircraft arrive or depart.
Major urban areas, including those in which we expect to operate in, are also at risk of terrorist attacks, actual or threatened acts of war, political disruptions and other disruptions. The occurrence of one or more natural disasters, severe weather events, epidemic or pandemic outbreaks, terrorist attacks or disruptive political events in regions where our facilities are or will be located, or where our Archer Direct customers’ facilities are located, could adversely affect our business.
If we fail to maintain proper and effective internal controls over financial reporting our ability to produce accurate and timely financial statements could be impaired.

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management will be required to report upon the effectiveness of our internal control over financial reporting. When we lose our status as an “emerging growth company” and become an “accelerated filer” or a “large accelerated filer,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This process will be time-consuming, costly, and complicated.

We have experienced control deficiencies, including the material weaknesses in our internal control over financial reporting described elsewhere in this Quarterly Report on Form 10-Q, and may experience other control deficiencies in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, operating results, or cash flows.

If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, or if we are unable to remediate our existing material weaknesses in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the NYSE, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
We are an “emerging growth company” within the meaning of the Securities Act, and the reduced reporting requirements applicable to emerging growth companies could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.
We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and may take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year (a) following October 30, 2025, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three year period. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and regulators, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely impact our business, operating results, and financial condition.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

Our amended and restated certificate of incorporation provides that (i) unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by the applicable law, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring (1) any derivative action or proceeding brought on behalf of us, (2) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any current or former director, officer or other employee of ours or any stockholder of ours to us or our stockholders, (3) any action asserting a claim against us or any of our current or former directors, officers or other employees arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our bylaws, (4) any action or proceeding to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws, (5) any action or proceeding as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware, and (6) any action asserting a claim against us or any director, officer or other employee of ours or any stockholder, governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants, and (ii) unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder. Any person holding, owning or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and to have consented to this forum selection provision.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although such stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. However, there is no assurance that a court would enforce the choice of forum provision contained in our amended and restated certificate of incorporation. If a court were to find such provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

The warrants originally issued by Atlas are accounted for as liabilities and changes in the value of these warrants could have a material effect on our financial results.

On April 12, 2021, the staff of the SEC (the “SEC Staff”) expressed its view that certain terms and conditions common to special purpose acquisition company (“SPAC”) warrants may require the warrants to be classified as liabilities instead of equity on the SPAC’s balance sheet. As a result of the SEC Staff’s statement, Atlas reevaluated the accounting treatment of its public warrants and private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value reported in its statement of operations for each reporting period.

See Note 13 – Liability Classified Warrants for additional information about our public and private warrants that were originally issued by Atlas. ASC 815-40 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations and comprehensive loss. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Risks Relating to Ownership of Our Securities Following the Business Combination

The price of our Class A common stock and warrants may be volatile and you could lose all or part of your investment as a result.
The price of our Class A common stock and warrants may fluctuate due to a variety of factors, including:
•results of operations that vary from the expectations of securities analysts and investors;
•results of operations that vary from those of our competitors;
•the impact of the COVID-19 pandemic and its effect on our business and financial conditions;
•changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•declines in the market prices of stocks generally;
•strategic actions by our or our competitors;
•announcements by us or our competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;
•any significant change in our management;
•changes in general economic or market conditions or trends in our industry or markets, such as recessions, interest rates, local and national elections, international currency fluctuations, corruption, political instability and acts of war or terrorism;
•changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•future sales of our common stock or other securities;
•investor perceptions or the investment opportunity associated with our common stock relative to other investment alternatives;
•the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

•guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•the development and sustainability of an active trading market for our stock;
•actions by institutional or activist stockholders;
•changes in accounting standards, policies, guidelines, interpretations or principles; and
•other events or factors, including those resulting from natural disasters, war, acts of terrorism or responses to these events.

These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

Because there are no current plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We intend to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of our common stock will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiaries and such other factors as our board of directors may deem relevant. In addition, our ability to pay dividends is limited by covenants of our existing and outstanding indebtedness and may be limited by covenants of any future indebtedness we incur. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

If securities analysts do not publish research or reports about our business or if they downgrade ours stock or our sector, our stock price and trading volume could decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We will not control these analysts. In addition, some financial analysts may have limited expertise with our model and operations. Furthermore, if one or more of the analysts who do cover us downgrade our stock or industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts ceases to cover us or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

Future sales, or the perception of future sales, by us or our stockholders in the public market following the Business Combination could cause the market price for our common stock to decline.

The sale of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that it deems appropriate.

All shares issued in the Business Combination are freely tradable without registration under the Securities Act and without restriction by persons other than our “affiliates” (as defined under Rule 144 of the Securities Act, “Rule 144”), including our directors, executive officers and other affiliates.

Atlas Crest Investment LLC (“Sponsor”) and certain substantial holders of Legacy Archer’s common stock (determined on an as-converted basis) (the “Investors”) have agreed, subject to certain exceptions, not to transfer or dispose of our common stock during the period from the date of the closing of the Business Combination through the earlier of (i) 180 days after the consummation of the Business Combination, (ii) the date that the closing price of our common stock equals or exceeds $12.00 for 20 trading days within any 30 trading day period following the 90th day following the Business Combination and (iii) the consummation of a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of our common stock for cash, securities or other property.

Upon the expiration or waiver of the lock-ups described above, shares held by the Investors and certain other stockholders of our common stock will be eligible for resale, subject to volume, manner of sale and other limitations under Rule 144, when such rule becomes applicable to us. In addition, pursuant to the Amended and Restated Registration Rights Agreement, the Investors and certain other stockholders will have the right, subject to certain conditions, to require us to register the sale of their shares of our common stock under the Securities Act. By exercising their registration rights and selling a large number of shares, these stockholders could cause the prevailing market price of our common stock to decline. Following closing of the Business Combination, 198,552,323 shares of common stock and up to 18,024,399 shares of common stock issuable upon the exercise of warrants are covered by such registration rights.

As restrictions on resale end or if these stockholders exercise their registration rights, the market price of shares of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our class A common stock or other securities.

In addition, outstanding warrants to purchase an aggregate of 24,666,667 shares of our common stock became exercisable on October 30, 2021. Each warrant entitles the holder thereof to purchase one (1) share of our Class A common stock at a price of $11.50 per whole share, subject to adjustment. Warrants may be exercised only for a whole number of shares of our Class A common stock. To the extent such warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the then existing holders of our common stock and increase the number of shares eligible for resale in the public market.

In addition, the shares of our common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. We will file one or more registration statements on Form S-8 under the Securities Act to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our equity incentive plans. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding Class A common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.

Anti-takeover provisions in our governing documents could delay or prevent a change of control.

Certain provisions of our amended and restated certificate of incorporation and our amended and restated bylaws have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.

These provisions provide for, among other things:
•the ability of our board of directors to issue one or more series of preferred stock;
•a classified board;
•a dual-class share structure;
•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;

•certain limitations on convening special stockholder meetings;
•limiting the ability of stockholders to act by written consent; and
•our board of directors have the express authority to make, alter or repeal our amended and restated bylaws.

These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information required by this Item 2 is contained in our Current Report on Form 8-K filed with the SEC on September 22, 2021.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit	Description
2.1††
Amended and Restated Business Combination Agreement, dated as of July 29, 2021, by and among Atlas Crest Investment Corp., Artemis Acquisition Sub Inc. and Archer Aviation Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K (File No. 001-39668), filed July 29, 2021)

3.1	Amended and Restated Certificate of Incorporation of Archer Aviation Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 001-39668), filed September 22, 2021)
3.2	Amended and Restated Bylaws of Archer Aviation Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K (File No. 001-39668), filed September 22, 2021)
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-39668), filed February 10, 2021)
10.2
Amended and Restated Sponsor Letter Agreement, dated as of July 29, 2021, by and among Atlas Crest Investment Corp., Atlas Crest Investment LLC, Archer Aviation Inc., and the individuals named therein (incorporated by reference to Exhibit 10.1B to Registration Statement on Form S-4 (File No. 333-254007), filed August 3, 2021)

10.3†	Archer 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Form 8-K (File No. 001-39668), filed September 22, 2021)
10.4†	Form of Stock Option Grant Package under Archer 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to Form 8-K (File No. 001-39668), filed September 22, 2021)
10.5†	Form of RSU Grant Package under Archer 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to Form 8-K (File No. 001-39668), filed September 22, 2021)
10.6†	Form of Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to Form 8-K (File No. 001-39668), filed September 22, 2021)
10.7†	Offer Letter, dated September 16, 2021, by and between the Company and Brett Adcock (incorporated by reference to Exhibit 10.12 to Form 8-K (File No. 001-39668), filed September 22, 2021)
10.8†	Offer Letter, dated September 16, 2021, by and between the Company and Adam Goldstein (incorporated by reference to Exhibit 10.13 to Form 8-K (File No. 001-39668), filed September 22, 2021)
10.9†
Offer Letter, dated November 19, 2019, by and between the Company and Tom Muniz (incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-4 (File No. 333-254007) filed August 10, 2021)

10.10	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-39668), filed February 10, 2021)
10.11
Amended and Restated Registration Rights Agreement, by and between the Company and certain stockholders, dated September 16, 2021 (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-39668), filed September 22, 2021)

10.12
Loan and Security Agreement, dated July 9, 2021, by and among Silicon Valley Bank, in its capacity as administrative agent and collateral agent, Silicon Valley Bank and SVB Innovation Credit Fund VIII, L.P., as lenders, and Archer Aviation Inc. (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-4 (File No. 333-254007), filed August 3, 2021)

10.13	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.26 to Form 8-K (File No. 001-39668), filed September 22, 2021)
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit	Description
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________
*The certifications furnished in Exhibits 32.1, 32.2 and 32.3 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
†Indicates management contract or compensatory plan or arrangement.
††    Certain of the exhibits and schedules to these exhibits have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCHER AVIATION INC.

November 12, 2021	By:	/s/ Ben Lu
Ben Lu
Chief Financial Officer (Principal Financial and Accounting Officer)