Form 10-K
period 2021-12-31
Archer Aviation Inc.
filed 2022-03-14
CIK 1824502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-39668
Archer Aviation Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-2730902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the Class A common stock and Class B common stock held by non-affiliates of Atlas (as defined below), our predecessor, on June 30, 2021, based on the closing price of $10.45 for the Class A common stock of Atlas then listed on the New York Stock Exchange, was approximately $522.5 million. Shares of Class A common stock beneficially owned by each executive officer, director and holder of more than 10% of Class A common stock have been excluded in that such persons may be deemed to be affiliates.
As of March 2, 2022, the number of shares of the registrant’s Class A common stock outstanding was 167,072,441, and the number of shares of the registrant’s Class B common stock outstanding was 67,890,851.
Documents Incorporated by Reference
Information required in responses to Part III of this Annual Report on Form 10-K (the “Annual Report”) is hereby incorporated by reference to portions of the Registrant’s Definitive Proxy Statement (“Proxy Statement”) relating to the 2022 Annual Meeting of Stockholders. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2021.

Archer Aviation Inc.
10-K
For the Fiscal Year Ended December 31, 2021

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements. All statements, other than statements of present or historical fact, included in or incorporated by reference in this Annual Report regarding our future financial performance, as well as our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans, and objectives of management are forward-looking statements. When used in this Annual Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would,” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

These forward-looking statements are based on information available as of the date of this Annual Report, and current expectations, assumptions, hopes, beliefs, intentions, and strategies regarding future events. Accordingly, forward-looking statements in this Annual Report and in any document incorporated herein by reference should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include those described in Part I, Item 1A, “Risk Factors” in this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission that disclose risks and uncertainties that may affect our business. Moreover, new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks and uncertainties, the future events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

As used herein, “Archer,” “the Company,” “Registrant,” “we,” “us,” “our,” and similar terms include Archer Aviation Inc. and its subsidiaries, unless the context indicates otherwise.

“Archer” and our other registered and common law trade names and trademarks of ours appearing in this Annual Report are our property. This Annual Report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our Class A common stock. Some of the principal risks and uncertainties include the following:

•We are an early-stage company with a history of losses, and we expect to incur significant expenses and continuing losses for the foreseeable future.
•We are still developing our fully operational demonstrator eVTOL aircraft, have not yet obtained FAA certification of our production eVTOL aircraft under development and we have yet to manufacture or deliver any aircraft to customers, which makes evaluating our business and future prospects difficult and increases the risk of investment.
•Our Purchase Agreement with United is conditional and is currently the only order for our aircraft. If the order conditions are not met, or if this order is otherwise cancelled, modified or delayed, our prospects, results of operations, liquidity and cash flow will be harmed.
•Our business plan requires a significant amount of capital. In addition, our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.
•Our future success depends on the continuing efforts of our key employees and on our ability to attract and retain highly skilled personnel and senior management.
•We have identified certain material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.
•If we experience harm to our reputation and brand, our business, financial condition and results of operations could be adversely affected.
•The markets for our offerings are still in development, and if such markets do not materialize, or grow more slowly than we expect or fail to grow as large as we expect, our business, financial condition and results of operations could be harmed.
•The eVTOL aircraft industry may not continue to develop, eVTOL aircraft may not be adopted by the market, eVTOL aircraft may not be certified by government authorities or eVTOL aircraft may not be an attractive alternative to existing modes of transportation, any of which could adversely affect our prospects, business, financial condition and results of operations.
•We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.
•Our ability to effectively compete and generate revenue from our products and services depends upon our ability to distinguish our products and services from our competitors and their products and services.
•Operation of aircraft involves a degree of inherent risk. We could suffer losses and adverse publicity stemming from any accident involving small aircraft, helicopters or charter flights and in particular from any accident involving eVTOL aircraft.
•Our business may be adversely affected by labor and union activities.
•We expect that our Purchase Agreement with United and that future purchase agreements with other customers will be subject to indexed price escalation clauses which could subject us to losses if we have cost overruns or if increases in our costs exceed the applicable escalation rate.
•We currently rely and will continue to rely on third-party partners to provide and store the parts and components required to manufacture our aircraft, and to supply critical components and systems, which exposes us to a number of risks and uncertainties outside our control.
•We have been, and may in the future be, adversely affected by health epidemics and pandemics, including the ongoing global COVID-19 pandemic, the duration and economic, governmental and social impact of which is difficult to predict, which may significantly harm our business, prospects, financial condition and operating results.
•Our long-term success and ability to significantly grow our revenue will depend, in part, on our ability to establish and expand into international markets and/or expand market segments.
•Failure to comply with applicable laws and regulations relating to the aviation business in general and eVTOL aircraft specifically, could adversely affect our business and our financial condition.

•We are subject to cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our aircraft and customer data processed by us or third-party vendors.
•Failure to comply with federal, state and foreign laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current laws and regulations or the enactment of new laws or regulations in these areas, could adversely affect our business and our financial condition.
•We are subject to risks associated with climate change, including the potential increased impacts of severe weather events on our operations and infrastructure.
•We intend to retain certain personal information about our customers, employees or others that, if compromised, could harm our financial performance and results of operations or prospects.
•The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain additional executive management and qualified board members.
•We are or may be subject to risks associated with strategic relationships or other opportunities and may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, in the future.
•We have been sued by a competitor alleging misappropriation by us of certain of their trade secrets and infringement by us of certain of their patents. These proceedings, as well as any other proceedings relating to these allegations and similar allegations or legal proceedings in the future, may be time-consuming and expensive and, if adversely determined, could delay, limit or prevent our ability to commercialize our aircraft or otherwise execute on our business plans.
•Our business may be adversely affected if we are unable to protect our intellectual property rights from unauthorized use by third parties.
•Our aerial ride sharing operations will initially be concentrated in a small number of urban areas, which makes our business particularly susceptible to natural disasters, outbreaks and pandemics, economic, social, weather, growth constraints and regulatory conditions or other circumstances affecting these metropolitan areas.
•If we fail to maintain proper and effective internal controls over financial reporting our ability to produce accurate and timely financial statements could be impaired.
•We are an emerging growth company and smaller reporting company within the meaning of the Securities Act, and the reduced reporting requirements applicable to emerging growth companies or smaller reporting companies could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.
•Our management team has limited experience managing a public company.
•Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.
•The warrants originally issued by Atlas are accounted for as liabilities and changes in the value of these warrants could have a material effect on our financial results.
•The price of our Class A common stock and warrants may be volatile, and you could lose all or part of your investment as a result.
•The dual-class structure of our common stock has the effect of concentrating voting power with our co-Chief Executive Officers and co-founders, which limits an investor’s ability to influence the outcome of important transactions, including a change in control.
•There can be no assurance that we will be able to comply with the continued listing standards of the NYSE. The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
•Because there are no current plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.
•If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.
•Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for our Class A common stock to decline.
•Anti-takeover provisions in our governing documents could delay or prevent a change of control.

Part I
Item 1. Business
Overview

Our mission is to advance the benefits of sustainable air mobility. Our goal is to move people throughout the world’s cities in a quick, safe, sustainable, and cost-effective manner. To accomplish this goal, we are designing and developing an electric vertical takeoff and landing (“eVTOL”) aircraft for use in future urban air mobility (“UAM”) networks.

Our eVTOL aircraft will be fully electric and will emit zero emissions during operations. The goal of our eVTOL aircraft design is to maximize safety while minimizing operating costs and noise. We look to accomplish that goal through the use of a distributed electric propulsion system with inherent redundancy and far fewer parts than a typical internal combustion propulsion system found in similarly sized aircraft or rotorcraft today. The reduced number of parts not only translates into fewer critical parts on the aircraft from a safety perspective but will also significantly reduce the maintenance requirements versus internal combustion propulsion systems found in similarly sized aircraft and rotorcraft today.

We continue to work to optimize our eVTOL aircraft design for both manufacturing and certification by using advancements in key enabling technologies such as high-energy batteries, high-performance electric motors, an advanced fly-by-wire flight control system, and a lightweight and efficient aircraft structure.

The development of an eVTOL aircraft that meets our business requirements demands significant design and development efforts on all facets of the aircraft. We believe that by bringing together a mix of talent with both eVTOL and traditional commercial aerospace backgrounds we are building a team that will allow us to move through the design, development, and certification of our eVTOL aircraft with the Federal Aviation Administration (“FAA”) in an efficient manner, thus allowing us to achieve our end goal of bringing to market our eVTOL aircraft as soon as possible.

Our Planned Lines of Business

Upon receipt of all necessary FAA certifications and any other government approvals necessary for us to manufacture and operate our aircraft, we intend to operate two complementary lines of business. Our core focus is direct-to-consumer (“Archer UAM”) with our secondary focus being business-to-business (“Archer Direct”).

•Archer UAM: We plan to operate our own UAM ecosystem initially in select major U.S. cities, such as Los Angeles and Miami. Our UAM ecosystem will operate using our eVTOL aircraft, which is currently in development. We project that the cost to manufacture and operate our eVTOL aircraft will be such that it will be able to enter the UAM ride-sharing market at a price point that is competitive with ground-based ride sharing services today. We will continue to evaluate our go-to-market strategy based on, among other things, estimated demand, readiness of the required infrastructure, and the scale of our UAM aircraft fleet.

•Archer Direct: We also plan to selectively sell a certain amount of our eVTOL aircraft to third parties. We have entered into a purchase agreement with United Airlines Inc. (“United”) for the conditional purchase of up to $1 billion worth of aircraft, with an option for another $500 million worth of aircraft (the “Purchase Agreement”). We will look to determine the right mix of selling our eVTOL aircraft versus using them as part of our UAM ecosystem based on, among other factors, our capital needs, our volume of manufacturing, our ability to ramp Archer UAM operations, and the purchase demand from our Archer Direct customers.

To date, we have not generated any revenue from either of these planned categories, as we continue to design, develop, and seek the governmental approvals necessary to operate our eVTOL aircraft and Archer UAM. We will use the net proceeds from the Business Combination (as defined below) for the foreseeable future to continue to fund our efforts to bring our eVTOL aircraft to market. The amount and timing of any future capital requirements will depend on many factors, including the pace and results of the design and development of our aircraft and manufacturing operations, as well as our progress in obtaining necessary FAA certifications and other government approvals. For example, any significant delays in obtaining such FAA certifications and other government approvals will likely require us to raise additional capital above our existing cash on hand and delay our generation of revenues.

Market Opportunity

In 2018, 55% of the world’s population lived in urban areas according to the United Nations, a proportion that they projected to increase to 68% by 2050. This migration has led to unprecedented traffic congestion, with a noticeable struggle to scale ground infrastructure. UAM offers a potential solution by expanding travel into the air. To date, the electrification of aircraft has lagged the adoption of electric automobiles in large part because of the greater technical challenges. However, over the last few years there have been significant advancements in the key enabling technologies for eVTOL aircraft, such as high-energy batteries and high-performance electric motors. We anticipate that the initial market opportunity will be focused in high-density metropolitan areas where traffic congestion is particularly acute and operating conditions are suitable for early eVTOL aircraft operations. While we believe the market for eVTOL aircraft and UAM services will be large, it remains undeveloped and there is no guarantee of future demand.

We believe the primary drivers for adoption of UAM network services will be the time savings and value proposition offered by UAM relative to more traditional ground-based transportation options. We expect that the following additional factors will also impact the pace of adoption of UAM: regulatory requirements for eVTOL aircraft and UAM network operations, public acceptance of eVTOL aircraft (including perception regarding the safety of eVTOL aircraft) and access to the infrastructure necessary to enable UAM network services. In addition, macroeconomic factors could impact demand for UAM services, particularly if more permanent work-from-home behaviors persist as a result of the COVID-19 pandemic. If the market for UAM does not develop as expected, this would impact our ability to generate revenue or grow our business.

For additional information, see “Risk Factors” in Item 1A of this Annual Report.

Competition

We believe our main sources of competition fall into three categories:

•ground-based vehicle transportation, including personal vehicles and ride-sharing services;

•other eVTOL manufacturers and UAM service providers; and

•existing incumbent aircraft and helicopter charter services.
We believe the primary competitive factors between us and other eVTOL manufacturers and UAM service providers will be the following:

•cost;

•eVTOL aircraft performance, including quality, reliability and safety;

•integrated business model;

•manufacturing efficiency; and

•UAM network service capabilities, including overall customer experience.

While we believe we will be able to compete favorably across these factors, we expect this industry to be dynamic and increasingly competitive and it is possible that our competitors could get to market before us, either generally or in specific markets. For additional information about competition, see “Risk Factors” in Item 1A of this Annual Report.

Government Regulation and Compliance

In the near-term, we will continue to focus our efforts on obtaining certification of our aircraft in the U.S. and engaging with key decision makers in the cities in the U.S. in which we plan to initially operate our UAM network. Our aircraft will be required to comply with regulations governing aircraft design, production and airworthiness. In the U.S., this primarily includes regulations put forth by the FAA and Department of Transportation (“DOT”). Outside the U.S., similar requirements are generally administered by the national civil aviation and transportation authorities of each country. The following describes the key certifications necessary for us to design, manufacture, sell and operate our eVTOL aircraft in the U.S.:

•Designing our aircraft: Type certification is the FAA’s approval process for new aircraft designs and covers the design of the aircraft and all component parts. Our aircraft will be required to meet the criteria set forth by the FAA as defined in Part 23 of the Federal Aviation Regulations (FARs) (14 CFR Part 23) as a normal category piloted aircraft with certain special conditions introduced to address requirements specific to eVTOL aircraft. In September 2021, we agreed to a certification basis with the FAA covering our planned production aircraft through a G-1 Issue Paper. We are now focused on finalizing our G-2 Issue Paper with the FAA, which will set forth the means of compliance to meet the requirements set forth in the G-1 Issue Paper. We have been working on the means of compliance for the G-2 Issue Paper with the FAA since early 2021.

•Producing our aircraft: Production certification is the FAA’s approval for us to be able to manufacture our aircraft under an FAA-approved type design. To obtain production certification from the FAA, we must demonstrate that our organization and our personnel, facilities, and quality system can produce our aircraft such that they conform to its approved design. We are working to develop the systems and processes we will need to obtain FAA production certification with the goal of obtaining such certification shortly following receipt of our type certificate.

•Selling our aircraft: Airworthiness certification from the FAA signifies that an aircraft meets its approved type design and is in a condition for safe operation in the National Airspace System. As is the industry standard, each of the aircraft manufactured by us will need to be issued an airworthiness certificate. We expect that the airworthiness certificates issued to our aircraft will be a Standard Airworthiness certificate in the Normal Category, as defined by the FAA.

•Operating our UAM service: The DOT and the FAA have regulatory authority over air transportation operations in the U.S. To operate our UAM service, we believe we will be required to hold an FAA Air Carrier Certificate and operate under Part 135 of the FARs and register as an air taxi operator at DOT. In addition, takeoff and landing locations (e.g., airports and heliports) typically require state and local approval for zoning and land use and their ongoing use are subject to regulations by local authorities. Lastly, we will need to ensure we have sufficient commercial pilots available for our planned operations. We expect that as we build out our UAM service there will be additional federal, state and local laws, regulations and other requirements that will cover our operations. Therefore, we have already begun, and will continue to grow, our engagement and collaboration with the cities in which we intend to operate our UAM service in an effort to ensure that it operates in a safe and sustainable manner.

We believe we are in material compliance with laws and regulations currently applicable to our business. We continue to monitor existing and pending laws and regulations and while the impact of regulatory changes cannot be predicted with certainty, we do not expect compliance to have a material adverse effect on our business. See Part I, Item 1A, “Risk Factors” in this Annual Report for a more comprehensive description of risks related to government regulation affecting our business.

For additional information, see “Risk Factors” in Item 1A of this Annual Report.

Facilities

We are currently headquartered in Palo Alto, California with additional offices and research and development facilities in Mountain View, California and flight test facilities at Salinas Municipal Airport in Salinas, California. To support our planned headcount growth and additional needs for lab space and a low rate initial production facility, we entered into two new multi-year leases in San Jose, California in January 2022. We anticipate the office space portion of these new facilities will be ready to utilize in May 2022, while the lab space and low rate initial production portion of these facilities will be ready to utilize in late 2022 or early 2023. Additionally, we intend to enter into a long-term arrangement covering our planned manufacturing facility for our production aircraft.

Our Employees and Human Capital

Our strategy has been and continues to be to hire top talent across various disciplines to build the best eVTOL aircraft and UAM network possible. As a result, we believe we have assembled a world-class team with extensive experience in aerodynamics, electric propulsion, batteries, and aircraft manufacturing, as well as key personnel necessary to help us ensure that we progress efficiently through the certification of our aircraft and towards the launch of our UAM network. The fabric of this team is that we are curious, talented, and passionate people. We embrace collaboration and creativity and encourage the iteration of ideas to address the complex challenges our industry faces. We believe our team and culture differentiates us versus our competitors and will be a key driver of our long-term success.

Because we recognize that our people are critical for our continued success, we work hard to create an environment where employees can have fulfilling careers, and be happy, healthy, and productive. Furthermore, we are committed to making diversity, equity, and inclusion a part of everything we do and to growing a workforce that is representative of the cities we plan to serve.

As of December 31, 2021, we had 209 employees all of which are full-time. We have not experienced any work stoppages and generally consider our relationship with our employees to be good. None of our employees are subject to a collective bargaining agreement or represented by a labor union.

Intellectual Property

We rely on various intellectual property laws, confidentiality procedures and contractual terms to protect our proprietary technology and our brand. We have registered and applied for the registration of U.S. and international trademarks, service marks and domain names. We have also filed patent applications in the U.S. and foreign countries covering certain of our technology.

For additional information, see “Risk Factors” in Item 1A of this Annual Report.

Business Combination

We are a former blank check company incorporated on August 26, 2020 under the name Atlas Crest Investment Corp. (“Atlas”) as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On September 16, 2021 (the “Closing Date”), Archer Aviation Inc., a Delaware corporation (prior to the closing of the Business Combination (as defined below), “Legacy Archer”), Atlas, and Artemis Acquisition Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Atlas (“Merger Sub”), consummated the closing of the transactions contemplated by the Business Combination Agreement, dated February 10, 2021, as amended and restated on July 29, 2021, by and among Atlas, Legacy Archer and Merger Sub (the “Business Combination Agreement”), following approval at a special meeting of the stockholders of Atlas held on September 14, 2021 (the “Special Meeting”). Unless otherwise specified or unless the context otherwise requires, references herein to Legacy Archer refer to Archer prior to the Business Combination (as defined below) and references herein to “New Archer” refer to Archer following the Business Combination.

Pursuant to the terms of the Business Combination Agreement, a business combination of Legacy Archer and Atlas was effected by the merger of Merger Sub with and into Legacy Archer, with Legacy Archer surviving the merger (the “Surviving Entity”) as a wholly-owned subsidiary of Atlas (the “Merger,” and, collectively with the other transactions described in the Business Combination Agreement, the “Business Combination”). Following the consummation of the Merger on the Closing Date, the Surviving Entity changed its name from Archer Aviation Inc. to Archer Aviation Operating Corp., and Atlas changed its name from Atlas Crest Investment Corp. to Archer Aviation Inc. and it became the successor registrant with the Securities and Exchange Commission (the “SEC”). Prior to the closing of the Business Combination, the Class A common stock and public warrants of Atlas were listed on the New York Stock Exchange (“NYSE”) under the symbols “ACIC” and “ACIC WS,” respectively. New Archer Class A common stock and public warrants are currently listed on the NYSE under the symbols “ACHR” and “ACHR WS,” respectively.

In connection with the closing of the Merger, certain investors purchased an aggregate of up to $600.0 million of Class A common stock of the combined company (“PIPE Financing”).

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
The Merger was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under this method of accounting, Atlas was treated as the “acquired” company for financial reporting purposes. Accordingly, the financial statements of Archer represent the continuation of the financial statements of Legacy Archer, with the Merger reflected as the equivalent of Archer issuing common stock for the net assets of Atlas, accompanied by a recapitalization. The net assets of Atlas were recognized as of the Closing at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are those of Legacy Archer and Legacy Archer’s operations are the only ongoing operations of Archer.

Available Information

Our website is located at www.archer.com and our investor relations website is located at investors.archer.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and our Proxy Statements, and any amendments to these reports, are and will be available through our investor relations website, free of charge, after we file them with the SEC.

Webcasts of our earnings calls are made available via our investor relations website. Our investor relations website also provides notifications of news or announcements regarding our financial performance and certain other news and information that may be material or of interest to our investors, including SEC filings, investor events, press and earnings releases. We also share news and business updates about Archer that may be material or of interest to our investors on the news portion of our website (www.archer.com/news), which includes our blog posts.

Further, corporate governance information, including our certificate of incorporation, bylaws, corporate governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the heading “Governance Documents.”

The contents of our websites are not incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
Item 1A. Risk Factors

Investing in our securities involves risks. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report, including Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before deciding whether to purchase any of our securities. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of these risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, results of operations, and prospects. In such event, the market price of our securities could decline, and you could lose all or part of your investment.
Risks Related to Our Business and Industry
We are an early-stage company with a history of losses, and we expect to incur significant expenses and continuing losses for the foreseeable future.
As of December 31, 2021, we have incurred a year-to-date net loss of $347.8 million, and we have incurred a net loss of approximately $373.6 million since inception. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin generating significant revenues from our planned lines of business, which is not expected to occur until late 2024 or 2025, and may occur later or not at all. Even if we are able to successfully launch our Archer UAM or Archer Direct lines of business, there can be no assurance that such lines of business will be financially successful. Our potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of our aircraft, which may not occur.
We expect the rate at which we will incur losses to be significantly higher in future periods as we:
•continue to design, develop, manufacture, certify and market our aircraft;
•continue to design and develop the Archer UAM network;
•continue to utilize third parties to assist us with the design, development, manufacturing, certification and marketing of our aircraft and UAM network;
•continue to attract, retain and motivate talented employees;
•expand our aircraft manufacturing capabilities, including costs associated with the manufacturing of our aircraft;

•build up inventories of parts and components for our aircraft;
•manufacture an inventory of our aircraft;
•expand our design, development and servicing capabilities;
•increase our sales and marketing activities and develop our distribution infrastructure;
•work with third-party partners to develop pilot training programs; and
•increase our general and administrative functions to support our growing operations and operations as a public company.
Because we will incur the costs and expenses from these efforts before we receive any incremental revenues with respect thereto, our losses in future periods are expected to be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in the revenues we expect, which could further increase our losses.
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
We cannot assure you that we or our partners will be able to develop efficient, automated, cost-efficient manufacturing capability and processes, and reliable sources of component supplies that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully commercialize our aircraft. You should consider our business and prospects in light of the risks and significant challenges we face as a new entrant into a new industry, including, among other things, with respect to our ability to:
•design and manufacture safe, reliable and quality aircraft on an ongoing basis;
•obtain the necessary regulatory approvals in a timely manner, including receipt of FAA certifications covering our aircraft and, in turn, any other government approvals necessary for manufacturing, marketing, selling and operating the Archer UAM service;
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
Our Purchase Agreement with United is conditional and is currently the only order for our aircraft. Those conditions include, among other things, us receiving certification of our aircraft by the FAA and further negotiation and reaching mutual agreement on certain material terms, such as aircraft specifications, warranties, usage and transfer of the aircraft, performance guarantees, delivery periods, most favored nation provisions, the type and extent of assistance to be provided by United in obtaining certification of the aircraft for its intended use, territorial restrictions, rights to jointly developed intellectual property, escalation adjustments and other matters. The obligations of United to consummate the order will arise only after all of such material terms are agreed by the parties. Further, and in addition to other termination rights set forth in the Purchase Agreement and the Collaboration Agreement with United (the “United Collaboration Agreement”), if the parties do not agree on such material terms, either party will have the right to terminate the agreements if such party determines in its discretion that it is not likely that such material terms will be agreed in a manner that is consistent with such party’s business and operational interests (as those interests may change from time to time). If this order is cancelled, modified or delayed, or otherwise not consummated, or if we are otherwise unable to convert our strategic relationships or collaborations into sales revenue, our prospects, results of operations, liquidity and cash flow will be affected.
Our business plan requires a significant amount of capital. In addition, our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.

We expect our capital expenditures and operating expenses to continue to be significant in the foreseeable future as we develop our aircraft and business, and that our level of capital expenditures and operating expenses will be significantly affected by the aircraft development and certification process as well as subsequent customer demand for our aircraft. We believe our current cash balances will be sufficient to fund our current operating plan for at least the next 12 months. However, we expect that in the coming years we will need to make significant investments in our business, including development of our aircraft, bring up of manufacturing capabilities, the infrastructure to support Archer UAM, and investments in our brand. In addition, over the next few years we expect to continue to incur ongoing expenses related to the Wisk Aero LLC (“Wisk”) litigation, which are difficult to predict. See our other risk factor titled “We have been sued by a competitor alleging misappropriation by us of certain of their trade secrets and infringement by us of certain of their patents. These proceedings, as well as any other proceedings relating to these allegations and similar allegations or legal proceedings in the future, may be time-consuming and expensive and, if adversely determined, could delay, limit or prevent our ability to commercialize our aircraft or otherwise execute on our business plans.” These investments and expenses may be greater than currently anticipated or there may be investments or expenses that are unforeseen, and we may not succeed in acquiring sufficient capital to offset these higher expenses and achieve significant revenue generation. We have a limited operating history and no historical data on the demand for our planned Archer UAM and Archer Direct businesses. As a result, our future capital requirements are difficult to predict and our actual capital requirements may be different from those we currently anticipate. We may need to seek equity or debt financing to finance a portion of our future capital requirements. Such financing might not be available to us when needed or on terms that are acceptable, or at all.
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
In addition, our future capital needs and other business needs or plans could require us to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or equity-linked securities could dilute our stockholders. The incurrence of indebtedness would also result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations or our ability to pay dividends to our stockholders.
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

Compensation packages for highly skilled personnel has increased over time and will likely continue to increase, and competition for highly skilled employees is often intense, especially in the San Francisco Bay Area where we are located, and we may incur significant costs to attract and retain them. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity or equity awards declines, it may adversely affect our ability to retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business, operating results, financial condition and future growth prospects could be harmed.

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
In connection with the preparation and audit of our financial statements for the year ended December 31, 2020, certain material weaknesses were identified in our internal control over financial reporting. These material weaknesses had not been remediated as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified are as follows:
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
These material weaknesses resulted in immaterial audit adjustments to the research and development expense and property and equipment line items in our financial statements and related disclosures for the years ended December 31, 2020 and 2019, the general and administrative expense line item and within current liabilities in our consolidated financial statements and related disclosures for the year ended December 31, 2021, and a revision to our consolidated condensed financial statements for the period ended March 31, 2021 to reclassify certain costs within operating expenses from research and development expense to other warrant expense. Additionally, each of these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.
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
•complaints or negative publicity or reviews about our aircraft or service offerings from either our Archer UAM or Archer Direct customers or negative publicity reviews about other brands or events we are associated with, even if factually incorrect or based on isolated incidents;
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
The markets for eVTOL aircraft are still in development, and our success in these markets is dependent upon our ability to effectively design, develop, and certify eVTOL aircraft, market and gain traction of air urban air mobility as a substitute for existing methods of transportation and the effectiveness of our other marketing and growth strategies. If the public does not perceive urban air mobility as beneficial, or chooses not to adopt urban air mobility as a result of concerns regarding safety, affordability or for other reasons, then the market for our offerings may not materialize, may develop more slowly than we expect or may not achieve the growth potential we expect, any of which could harm our business, financial condition and results of operations.
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
eVTOL aircraft involve a complex set of technologies, which we must continue to further develop and rely on our Archer Direct and Archer UAM customers to adopt. However, before eVTOL aircraft can fly passengers, we must receive requisite certifications and approvals from governmental authorities. There are currently no eVTOL aircraft certified by the FAA for commercial operations in the United States, and there is no assurance that our design, development and certification efforts will result in our receiving FAA certification of our aircraft. In order to achieve FAA certification, the performance, reliability and safety of eVTOL aircraft must be established, none of which can be assured. In particular, there is a risk that we will not obtain one or more certifications from the FAA that are required for ultimate commercial use of our aircraft, or will experience delays in receiving one or more of these certifications. Even if our eVTOL aircraft receive Type certification, Production certification, and Airworthiness certification, eVTOL aircraft operators must conform eVTOL aircraft to their operational licenses, which requires FAA approval, and individual pilots also must be licensed and approved by the FAA to fly eVTOL aircraft, which could contribute to delays in any widespread use of eVTOL aircraft and potentially limit the number of eVTOL aircraft operators available to purchase aircraft from or partner with us.
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
There are a number of existing laws, regulations and standards that may apply to eVTOL aircraft, including standards that were not originally intended to apply to electric aircraft. The promulgation of additional federal, state, and local laws and regulations that address eVTOL aircraft more specifically could delay our ability to commercially launch our eVTOL aircraft and UAM network. For example, on March 7, 2022, the DOT's Office of Inspector General (the “OIG”) issued a memorandum announcing that it plans to conduct an audit of the FAA's certification process for eVTOL aircraft. The audit, which is expected to start in March 2022, is being commenced at the request of the Ranking Members of the House Committee on Transportation and Infrastructure and its Subcommittee on Aviation. In its statement, the OIG highlighted the challenges surrounding the certification of eVTOL aircraft using existing FAA Regulations. If the DOT, through its OIG, determines that the FAA should modify existing regulations or adopt new regulations relating to the certification of eVTOL aircraft, our efforts to achieve FAA type certification of our eVTOL aircraft could be significantly delayed while such regulations are being modified or adopted. In addition, depending on the nature of any revised regulations, we may need to modify our approach to certification, it may be difficult for us to timely comply with such regulations, and we may not be able to timely achieve FAA type certification for our aircraft. Further, we have designed our aircraft to be certified under the current FAA regulatory framework. If the applicable FAA regulations are substantially changed or new regulations are adopted, we may need to modify the design of our aircraft to comply with the new regulations, which could cause us to incur significant expenses and scheduling delays in commercializing our aircraft and launching UAM services, which could adversely affect our prospects, business, financial condition and results of operations.
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
Our ability to effectively compete and generate revenue from our products and services depends upon our ability to distinguish our products and services from our competitors and their products and services.
Our ability to compete effectively is dependent on many factors, including, without limitation, the following:

•speed to market of our initial aircraft and UAM services;

•effective strategy and execution of aircraft and service launches;

•product and service safety and performance;

•product and service pricing; and

•quality of customer support.

We will have to demonstrate to potential customers that our products and services are attractive alternatives to other transportation offerings, by differentiating our products and services on the basis of such factors as innovation, performance, brand name, service, and price. This is difficult to do, especially in a competitive market. Some of our competitors may have more established customer relationships than we do, which could inhibit our market penetration efforts. If we are unable to compete effectively, our revenue and profitability will be adversely impacted.

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
The operation of aircraft is subject to various risks, and demand for air transportation, including our urban air mobility offerings, has and may in the future be impacted by accidents or other safety issues regardless of whether such accidents or issues involve our eVTOL aircraft or third-party eVTOL aircraft. Air transportation hazards, such as adverse weather conditions and fire and mechanical failures, may result in death or injury to personnel and passengers, which could impact client or passenger confidence in a particular aircraft type or the air transportation services industry as a whole and could lead to a reduction in passenger volume, particularly if such accidents or disasters were due to a safety fault. Safety statistics for air travel are reported by multiple parties, including the DOT and National Transportation Safety Board, and are often separated into categories of transportation. Because our urban air mobility offerings may include a variety of transportation methods, fliers may have a hard time determining how safe urban air mobility services are and their confidence in urban air mobility may be impacted by, among other things, the classification of accidents in ways that reflect poorly on urban air mobility services or the transportation methods urban air mobility services utilize.
We believe that safety and reliability are two of the primary attributes fliers consider when selecting air transportation services. Our failure to maintain standards of safety and reliability that are satisfactory to fliers may adversely impact our ability to attract and retain customers. We are at risk of adverse publicity stemming from any public incident involving us, our people or our brand. Such an incident could involve the actual or alleged behavior of our employees, contractors, or partners. Further, if our eVTOL aircraft, whether operated by us or a third party, is involved in a public incident, accident, catastrophe or regulatory enforcement action, we could be exposed to significant reputational harm and potential legal liability. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident, catastrophe or action. In the event that our insurance is inapplicable or inadequate, we may be forced to bear substantial losses from an incident or accident. In addition, any such incident, accident, catastrophe or action involving our eVTOL aircraft or eVTOL aircraft generally could create an adverse public perception, which could harm our reputation, result in air travelers being reluctant to use our services, and adversely impact our business, results of operations and financial condition. If we or one of our third-party aircraft operators were to suffer an accident or lose the ability to fly certain aircraft due to safety concerns or investigations, we or such operators may be required to cancel or delay certain flights until replacement aircraft and personnel are obtained.
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
We are substantially reliant on our relationships with our suppliers and service providers for the parts and components in our aircraft. If any of these suppliers or service partners were to experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, or if they choose to not do business with us, we would have significant difficulty in procuring and producing our aircraft, and our business prospects would be significantly harmed. These disruptions would negatively impact our revenues, competitive position and reputation. In addition, our suppliers or service partners may rely on certain state tax incentives that may be subject to change or elimination in the future, which could result in additional costs and delays in production if a new manufacturing site must be obtained. Further, if we are unable to successfully manage our relationship with our suppliers or service partners, the quality and availability of our aircraft may be harmed. Our suppliers or service partners could, under some circumstances, decline to accept new purchase orders from or otherwise reduce their business with us. If our suppliers or service partners stopped manufacturing our aircraft components for any reason or reduced manufacturing capacity, we may be unable to replace the lost manufacturing capacity on a timely and comparatively cost-effective basis, which would adversely impact our operations.

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
We do not control our suppliers or service partners or such parties’ labor and other legal compliance practices, including their environmental, health and safety practices. If our current suppliers or service partners, or any other suppliers or service partners which we may use in the future, violate U.S. or foreign laws or regulations, we may be subjected to extra duties, significant monetary penalties, adverse publicity, the seizure and forfeiture of products that we are attempting to import or the loss of our import privileges. The effects of these factors could render the conduct of our business in a particular country undesirable or impractical and have a negative impact on our operating results.
We have been, and may in the future be, adversely affected by health epidemics and pandemics, including the ongoing global COVID-19 pandemic, the duration and economic, governmental and social impact of which is difficult to predict, which may significantly harm our business, prospects, financial condition and operating results.
We face various risks related to public health issues, including epidemics, pandemics and other outbreaks, including the ongoing COVID-19 pandemic. The impact of the COVID-19 pandemic, including changes in consumer and business behavior, pandemic fears and market downturns, supply shortages and restrictions on business and individual activities, has created significant volatility in the global economy. The spread of COVID-19 has also created a disruption in the manufacturing, delivery and overall supply chain of aircraft manufacturers and suppliers, and has led to a global decrease in aircraft sales and usage in markets around the world. The duration and long-term impact of the COVID-19 pandemic on our business is currently unknown.
The COVID-19 pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. These measures may adversely impact our employees and operations and the operations of our suppliers, vendors and business partners, and may negatively impact our sales and marketing activities and the production schedule of our aircraft. In addition, various aspects of our business cannot be conducted remotely, including the testing and manufacturing of our aircraft. These measures by government authorities may remain in place for a significant period of time and they are likely to continue to adversely affect our testing, manufacturing and building plans, sales and marketing activities, business and results of operations.
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
The extent to which the COVID-19 pandemic impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus and its variants or treat its impact and how quickly and to what extent normal economic and operating activities can resume. The COVID-19 pandemic could limit the ability of our customers, suppliers, vendors and business partners to perform, including third-party suppliers’ ability to provide components and materials used in our aircraft. We may also experience an increase in the cost of raw materials used in our commercial production of our aircraft. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of COVID-19’s global economic impact, including ongoing supply chain shortages.
There are no comparable recent events which may provide guidance as to the effect of the COVID-19 pandemic, and, as a result, the ultimate impact of the COVID-19 pandemic or other health pandemics or epidemics is highly uncertain and subject to change. We do not yet know the full extent of the impact of the COVID-19 pandemic on our business, operations, or the global economy as a whole. However, the effects could have a material impact on our results of operations, and we will continue to monitor the situation closely.

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
Failure to comply with applicable laws and regulations relating to the aviation business in general and eVTOL aircraft specifically, could adversely affect our business and our financial condition.

Our eVTOL aircraft and the operation of our UAM services will be subject to substantial regulation in the jurisdictions in which we intend our eVTOL aircraft to operate. We expect to incur significant costs in complying with these regulations. Regulations related to the eVTOL industry, including aircraft certification, production certification, passenger operation, flight operation, airspace operation, security regulation and vertiport regulation are currently evolving, and we face risks associated with the development and evolution of these regulations.

Our aircraft must be certified with the FAA in the United States. Operating our aircraft in the U.S. and providing our passenger transportation services must comply with U.S. laws, regulations, safety standards, and customer service regulations.

Rigorous testing and the use of approved materials and equipment are among the requirements for achieving certification. Our failure to obtain or maintain certification for our aircraft or infrastructure would have a material adverse effect on our business and operating results. In addition to obtaining and maintaining certification of our aircraft, we will need to obtain and maintain operational authority necessary to provide our envisioned UAM services. A transportation or aviation authority may determine that we cannot manufacture, provide, or otherwise engage in those services as we have contemplated. The inability to implement our envisioned services could materially and adversely affect our results of operations, financial condition, and prospects.

To the extent the laws change, our aircraft and our services may not comply with those laws, which would have an adverse effect on our business. Complying with changing laws could be burdensome, time consuming, and expensive. To the extent compliance with new laws is cost prohibitive, our business, prospects, financial condition and operating results would be adversely affected.

When we expand beyond the United States, such as into Europe, there will be European laws and regulations we must comply with, and there may be laws and regulations in other jurisdictions we have not yet entered or laws we are unaware of in jurisdictions we have entered that may restrict our operations or business practices or that are difficult to interpret and change rapidly.

Continued regulatory limitations and other obstacles interfering with our business operations could have a negative and material impact on our business, prospects, financial condition and results of operations.

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
The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. For example, California adopted the California Consumer Privacy Act (the “CCPA”), which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered businesses to provide new disclosures to California residents, provide them new ways to opt-out of certain disclosures of personal information, and allow for a new cause of action for data breaches. As we expand our operations, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states have begun to propose similar laws. Compliance with any applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to comply with such laws and regulations.

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
We plan to collect, store, transmit and otherwise process data from our aircraft, our customers, our employees and others as part of our business and operations, which may include personal data or confidential or proprietary information. We also work with partners and third-party service providers or vendors that collect, store and process such data on our behalf and in connection with our aircraft. There can be no assurance that any security measures that we or our third-party service providers or vendors have implemented will be effective against current or future security threats. If a compromise of data were to occur, we may become liable under our contracts with other parties and under applicable law for damages and incur penalties and other costs to respond to, investigate and remedy such an incident. Our systems, networks and physical facilities could be breached, or personal information could otherwise be compromised due to employee error or malfeasance, if, for example, third parties attempt to fraudulently induce our employees or our customers to disclose information or usernames and/or passwords. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, systems, networks and/or physical facilities utilized by our third-party service providers and vendors.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations has increased, and will continue to increase, our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight have been and may in the future be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve or otherwise change over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards (or changing interpretations of them), and this investment may result in increased selling, general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected. As a public company, we have also had to incur increased expenses in order to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain the same or similar coverage or obtain coverage in the future. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, compensation committee, and nominating and governance committee, and qualified executive officers.

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
We have entered into strategic relationships, and may in the future enter into additional strategic relationships or joint ventures or minority equity investments, in each case with various third parties for the production of our aircraft as well as with other collaborators with capabilities on data and analytics and engineering. These alliances subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third-party and increased expenses in establishing new strategic relationships, any of which may adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.
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
When appropriate opportunities arise, we may acquire or license additional assets, products, technologies or businesses that are complementary to our existing business. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions or licenses and to comply with any applicable laws and regulations, which could result in increased delay and costs, and may disrupt our business strategy if we fail to do so. Furthermore, acquisitions or licenses and the subsequent integration of new assets and businesses into our own would likely require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired or licensed assets or businesses may not generate the financial results we expect. Acquisitions or licenses could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.
We have been sued by a competitor alleging misappropriation by us of certain of their trade secrets and infringement by us of certain of their patents. These proceedings, as well as any other proceedings relating to these allegations and similar allegations or legal proceedings in the future, may be time-consuming and expensive and, if adversely determined, could delay, limit or prevent our ability to commercialize our aircraft or otherwise execute on our business plans.
On April 6, 2021, Wisk brought a lawsuit against us in the United States District Court for the Northern District of California (the “District Court”) alleging misappropriation of trade secrets and patent infringement. On June 1, 2021, we filed a motion to dismiss the trade secret claims and filed counterclaims. On June 15, 2021, Wisk amended its complaint, and the following day we filed a motion to dismiss the amended complaint. On July 13, 2021, we filed amended counterclaims. On July 27, 2021, Wisk filed a motion to strike and dismiss certain of our amended counterclaims. On August 10, 2021, we filed an opposition to Wisk’s motion to strike and dismiss certain of the amended counterclaims. On August 24, 2021, the District Court denied our motion to dismiss the trade secret claims. On September 14, 2021, the District Court denied Wisk’s motion to strike and dismiss certain of our amended counterclaims. A trial on Wisk’s claims and our counterclaims has been scheduled to begin on January 30, 2023.
On May 19, 2021, Wisk filed a motion for preliminary injunction and expedited discovery. On June 23, 2021, we filed an opposition to the motion for preliminary injunction. On July 22, 2021, the District Court denied Wisk’s motion for preliminary injunction. On August 20, 2021, Wisk filed a notice of appeal of the District Court’s denial of the motion for preliminary injunction. On September 30, 2021, Wisk withdrew its notice of appeal of the District Court’s denial of the motion for preliminary injunction.
Prior to Wisk bringing the lawsuit against us, on March 30, 2021, one of our employees, who is a former employee of Wisk, had a search warrant executed at his home in connection with a federal investigation. We placed this former Wisk employee on paid administrative leave in connection with this government investigation. In relation to the same investigation, we and three of our employees, who are also former Wisk employees, received grand jury subpoenas from the United States Attorney’s Office for the Northern District of California. On January 28, 2022, the U.S. Attorney’s Office informed us that, based on its review, it has made the decision not to bring charges against this employee and does not intend to continue its investigation.
The proceedings are in the early stages. We cannot predict their outcome or impact on us and our business. We have incurred and expect to continue to incur significant costs in defending and responding to the proceedings. Our business plan does not include the cost of any meaningful award of damages or settlement with Wisk. Therefore, a negative result in these proceedings could have a material adverse effect on our reputation, financial position, liquidity, operations, and cash flows.
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
Failure to adequately protect our intellectual property rights could result in our competitors offering similar products or services, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue, which could adversely affect our business, prospects, financial condition and operating results. Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we will rely on a combination of patents, trade secrets (including know-how), employee and third-party non-disclosure agreements, copyrights, trademarks, intellectual property licenses and other contractual rights to establish and protect our rights in our technology.
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
Patent, trademark, copyright and trade secret laws vary throughout the world. The laws in some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Furthermore, policing the unauthorized use of our intellectual property rights in foreign jurisdictions may be difficult. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States.
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

Natural disasters, including tornados, hurricanes, floods and earthquakes, and severe weather conditions, such as heavy rains, strong winds, dense fog, blizzards or snowstorms, may damage our facilities or those of our Archer Direct customers or otherwise disrupt flights into or out of the vertiports from which our aircraft arrive or depart.
Major urban areas, including those in which we expect to operate, are also at risk of terrorist attacks, actual or threatened acts of war, political disruptions and other disruptions. The occurrence of one or more natural disasters, severe weather events, epidemic or pandemic outbreaks, terrorist attacks or disruptive political events in regions where our facilities are or will be located, or where our Archer Direct customers’ facilities are located, could adversely affect our business.
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

We have experienced control deficiencies, including the material weaknesses in our internal control over financial reporting described elsewhere in this Annual Report, and may experience other control deficiencies in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, operating results, or cash flows.

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

Regardless, changes in accounting standards and estimates could have a material adverse effect on our results of operations and financial position. Generally accepted accounting principles and the related authoritative guidance for many aspects of our business, including revenue recognition, inventories, warranties, leases, income taxes, expected credit losses, fair-value measurements, and stock-based compensation, are complex and involve subjective judgments. Changes in these rules or changes in the underlying estimates, assumptions or judgments by our management could have a material adverse effect on our results of operations and may retroactively affect previously reported results.
We are an emerging growth company and smaller reporting company within the meaning of the Securities Act, and the reduced reporting requirements applicable to emerging growth companies or smaller reporting companies could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). As such, we are eligible for and may take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year (a) following October 30, 2025, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three year period. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
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
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares of common stock held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our shares of common stock held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and regulators, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely impact our business, operating results, and financial condition.

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

Our amended and restated certificate of incorporation provides that (i) unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by the applicable law, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring (1) any derivative action or proceeding brought on behalf of us, (2) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any current or former director, officer or other employee of ours or any stockholder of ours to us or our stockholders, (3) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees or any stockholder arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”), our amended and restated certificate of incorporation or our bylaws, (4) any action or proceeding to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws (or any right, obligation or remedy thereunder), (5) any action or proceeding as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware, and (6) any action asserting a claim against us or any director, officer or other employee of ours or any stockholder, governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants, and (ii) unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder. Any person holding, owning or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and to have consented to this forum selection provision.

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

On April 12, 2021, the staff of the SEC (the “SEC Staff”) expressed its view that certain terms and conditions common to special purpose acquisition company (“SPAC”) warrants may require the warrants to be classified as liabilities instead of equity on a SPAC’s balance sheet. As a result of the SEC Staff’s statement, Atlas reevaluated the accounting treatment of its public warrants and private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value reported in its statement of operations for each reporting period.

See Note 14 - Liability Classified Warrants to our audited consolidated financial statements for the year ended December 31, 2021, for additional information about our public and private warrants that were originally issued by Atlas. Accounting Standards Codification (“ASC”) 815-40 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations and comprehensive loss. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Investors’ expectations of our performance relating to environmental, social and governance (“ESG”) factors may impose additional costs and expose us to new risks.

There is an increasing focus from investors, employees, customers and other stakeholders concerning corporate responsibility, specifically related to ESG matters. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to corporate responsibility are inadequate. The growing investor demand for measurement of non-financial performance is addressed by third-party providers of sustainability assessment and ratings on companies. The criteria by which our corporate responsibility practices are assessed may change due to the constant evolution of the sustainability landscape, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies and/or actions with respect to corporate social responsibility are inadequate. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies.

Furthermore, in the event that we communicate certain initiatives and goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, customers, employees and other stakeholders or our initiatives are not executed as planned, our reputation and business, operating results and financial condition could be adversely impacted.

Changes in financial accounting standards may cause adverse unexpected fluctuations and affect our reported results of operations.

A change in accounting standards or practices, and varying interpretations of existing or new accounting pronouncements, as well as significant costs incurred or that may be incurred to adopt and to comply with these new pronouncements, could have a significant effect on our reported financial results or the way we conduct our business. If we do not ensure that our systems and processes are aligned with the new standards, we could encounter difficulties generating quarterly and annual financial statements in a timely manner, which could have an adverse effect on our business, our ability to meet our reporting obligations and compliance with internal control requirements.

Management will continue to make judgments and assumptions based on our interpretation of new standards. If our circumstances change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

Risks Relating to Ownership of Our Securities

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
•strategic actions by us or our competitors;
•announcements by us or our competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;
•any significant change in our management;
•changes in general economic or market conditions or trends in our industry or markets, such as inflation, recessions, interest rates, local and national elections, international currency fluctuations, corruption, political instability and acts of war, such as the current situation with Ukraine and Russia, or terrorism;
•changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•future sales of our Class A common stock or other securities;
•investor perceptions or the investment opportunity associated with our Class A common stock relative to other investment alternatives;
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

These broad market and industry fluctuations may adversely affect the market price of our Class A common stock and warrants, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our Class A common stock is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

The dual-class structure of our common stock has the effect of concentrating voting power with our co-Chief Executive Officers and co-founders, which limits an investor’s ability to influence the outcome of important transactions, including a change in control.

Shares of our Class B common stock have ten votes per share, while shares of our Class A common stock have one vote per share. Brett Adcock and Adam Goldstein, our co-founders, co-Chairmen of our board of directors and co-Chief Executive Officers, hold a substantial majority of the issued and outstanding shares of Class B common stock and, as a result, a substantial majority of the voting power of our capital stock on an outstanding basis and are able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Messrs. Adcock and Goldstein may have interests that differ from other stockholders and may vote in a way which may be adverse to other stockholders or with which our other stockholders may disagree. This concentrated control may have the effect of delaying, preventing or deterring a change in control, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale, and might ultimately affect the market price of our Class A common stock.

We cannot predict the impact that our dual-class structure may have on the stock price of our Class A common stock.

We cannot predict whether our dual-class structure will result in a lower or more volatile market price of Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. In July 2017, FTSE Russell and S&P Dow Jones announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indexes. Affected indexes include the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Beginning in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indexes; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indexes and to launch a new index that specifically includes voting rights in its eligibility criteria. Under the announced policies, our dual-class capital structure makes us ineligible for inclusion in certain indexes, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indexes will not be investing in our stock. These policies are still new, and it remains unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from such indexes, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Because of our dual-class structure, we are likely excluded from certain of these indexes and we cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes likely precludes investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

We may be required to take write-downs or write-offs, or may be subject to restructuring, impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our Class A common stock, which could cause you to lose some or all of your investment.

Factors outside of our control may, at any time, arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure operations, or incur impairment or other charges that could result in reporting losses. Unexpected risks may arise, and previously known risks may materialize. Even though these charges may be non-cash items and therefore not have an immediate impact on our liquidity, we must report charges of this nature which could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to be unable to obtain future financing on favorable terms or at all.

There can be no assurance that we will be able to comply with the continued listing standards of the NYSE. The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Class A common stock and public warrants are listed on the NYSE under the symbols “ACHR” and “ACHR WS,” respectively. We cannot assure you that our securities will continue to be listed on the NYSE. We are required to demonstrate compliance with the NYSE’s continued listing requirements in order to continue to maintain the listing of our securities on the NYSE. If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant adverse consequences, including:

•a limited availability of market quotations for our securities;

•reduced liquidity for our securities;

•a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•a limited amount of news and analyst coverage; and

•a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Class A common stock and public warrants are listed on the NYSE, our Class A common stock and public warrants qualify as covered securities. Although states are preempted from regulating the sale of our securities, the federal statute does allow states to investigate companies if there is a suspicion of fraud. If there is a finding of fraudulent activity, then states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Because there are no current plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We intend to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of our common stock will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as our board of directors may deem relevant. In addition, our ability to pay dividends is limited by covenants of our existing and outstanding indebtedness and may be limited by covenants of any future indebtedness we incur. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.

The trading market for our Class A common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We will not control these analysts. In addition, some financial analysts may have limited expertise with our model and operations. Furthermore, if one or more of the analysts who do cover us downgrade our stock or industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts ceases to cover us or fails to initiate coverage or publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for our Class A common stock to decline.

The sale of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

All shares issued in the Business Combination that were registered on our registration statement on Form S-4, which was declared effective on August 11, 2021, are freely tradable without restriction by persons other than our “affiliates,” (as defined under Rule 144 of the Securities Act (“Rule 144”), including our directors, executive officers and other affiliates.

Atlas Crest Investment LLC (“Sponsor”) and certain substantial holders of Legacy Archer’s common stock (determined on an as-converted basis) (the “Investors”) have agreed, subject to certain exceptions, not to transfer or dispose of our common stock during the period from the date of the closing of the Business Combination through the earlier of (i) March 15, 2022, (ii) the date that the closing price of our Class A common stock equals or exceeds $12.00 for 20 trading days within any 30 trading day period following the 90th day following the Business Combination and (iii) the consummation of a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of our Class A common stock for cash, securities or other property. Upon the expiration or waiver of the lock-ups, shares held by the Investors and certain other holders of our Class A common stock will be eligible for resale, subject to volume, manner of sale and other limitations under Rule 144, when such rule becomes applicable to us.

Additionally, our registration statement on Form S-1 relating to the offer and sale from time to time by the selling securityholders named therein of up to 166,605,041 shares of Class A common stock, was declared effective by the SEC on October 26, 2021. In addition, pursuant to the Amended and Restated Registration Rights Agreement, the Investors and certain other stockholders will have the right, subject to certain conditions, to require us to register the sale of their shares of our Class A common stock under the Securities Act. By exercising their registration rights and selling a large number of shares in reliance on the registration statement on Form S-1, these stockholders could cause the prevailing market price of our Class A common stock to decline. Following closing of the Business Combination, 198,552,323 shares of Class A common stock and up to 18,024,399 shares of Class A common stock issuable upon the exercise of warrants are covered by such registration rights.

As restrictions on resale end or if these stockholders exercise their registration rights, the market price of our Class A common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our Class A common stock or other securities.

In addition, outstanding warrants to purchase an aggregate of 24,666,667 shares of our Class A common stock became exercisable on October 30, 2021. Each warrant entitles the holder thereof to purchase one (1) share of our Class A common stock at a price of $11.50 per whole share, subject to adjustment. Warrants may be exercised only for a whole number of shares of our Class A common stock. To the extent such warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the then existing holders of our Class A common stock and increase the number of shares eligible for resale in the public market.

In addition, the shares of our common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. We filed a registration statement on Form S-8, which became effective on December 8, 2021, to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our equity incentive plans. We expect to file additional registration statements on Form S-8 in the future to register additional shares reserved for future issuance under our equity incentive plans, and Form S-8 registration statement automatically becomes effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

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
•limiting the ability of stockholders to act by written consent; and
•our board of directors has the express authority to make, alter or repeal our amended and restated bylaws.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We currently lease our headquarters which is located in Palo Alto, California. We also lease additional office and building space in the surrounding areas near our headquarters. In January 2022, we entered into a sublease agreement to rent approximately 96,000 rentable square feet of building space in San Jose, California, which will become our corporate headquarters. In March 2022, we entered into a lease agreement to rent approximately 68,000 rentable square feet of building space in San Jose, California, which we intend to use as lab space and for our low rate initial production facility. We believe our existing leased facilities are in good condition and suitable for the conduct of our business.
Item 3. Legal Proceedings
For a description of our material pending legal proceedings, see Note 9 - Commitments and Contingencies of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Upon the closing of the Business Combination on September 17, 2021, our Class A common stock and warrants began trading on the New York Stock Exchange under the symbols “ACHR” and “ACHR WS.”

Our Class B common stock is not listed or traded on any stock exchange.

Holders of Record

As of January 31, 2022, there were 104 stockholders of record of our Class A common stock and 36 stockholders of record of our Class B common stock. The actual number of holders of our Class A and Class B common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared nor paid any cash dividends on our capital stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the sole discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.

Sales of Unregistered Securities

None.

Use of Proceeds

On October 30, 2020, Atlas consummated its initial public offering of 50,000,000 units. The units were sold at a price of $10.00 per unit, generating total gross proceeds of $500.0 million from the initial public offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-249289). The registration statement became effective on October 27, 2020.

Simultaneously with the consummation of the initial public offering, Atlas consummated the sale of 8,000,000 private placement warrants, at a price of $1.50 per warrant, to the Sponsor, generating gross proceeds to Atlas of $12.0 million. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Atlas incurred $10.5 million in offering costs for its initial public offering including $10.0 million of underwriting fees and $0.5 million of other costs. Following the initial public offering and the sale of the private placement warrants, a total of $500.0 million was deposited into the trust account for the purpose of effecting an initial business combination. As of August 5, 2021, the record date of the Business Combination, there was $500.1 million held in the trust account. After deducting payments to existing Atlas unit holders of $242.2 million in connection with their exercise of redemption rights, the remainder of the trust account totaling $257.6 million is now held on our balance sheet to fund our operations and continued growth.

The Business Combination generated $857.6 million in gross cash proceeds to Archer, inclusive of $600.0 million in proceeds from the PIPE Financing and $257.6 million transferred from the trust account. Total direct and incremental transaction costs aggregated $81.8 million, of which $10.9 million were expensed as part of the Business Combination, $55.8 million were recorded to APIC as equity issuance costs, and the remaining $15.1 million was settled through the issuance of shares of New Archer Class A common stock.

Issuer Purchases of Equity Securities

None.
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related accompanying notes included elsewhere in this Annual Report. In addition to historical consolidated financial information, the following discussion includes forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. See the section titled “Special Note Regarding Forward-Looking Statements” in this Annual Report. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those set forth in Part I, Item 1A, “Risk Factors” in this Annual Report.
Overview
Our mission is to advance the benefits of sustainable air mobility. Our goal is to move people throughout the world’s cities in a quick, safe, sustainable, and cost-effective manner. To accomplish this goal, we are designing and developing an eVTOL aircraft for use in future UAM networks.

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

The development of an eVTOL aircraft that meets our business requirements demands significant design and development efforts on all facets of the aircraft. We believe that by bringing together a mix of talent with both eVTOL and traditional commercial aerospace backgrounds we are building a team that will allow us to move through the design, development, and certification of our eVTOL aircraft with the FAA in an efficient manner, thus allowing us to achieve our end goal of bringing to market our eVTOL aircraft.

Our Planned Lines of Business

Upon receipt of all necessary FAA certifications and any other government approvals necessary for us to manufacture and operate our aircraft, we intend to operate two complementary lines of business. Our core focus is Archer UAM with our secondary focus being Archer Direct.

Archer UAM

We plan to operate our own UAM ecosystem initially in select major U.S. cities, such as Los Angeles and Miami. Our UAM ecosystem will operate using our eVTOL aircraft, which is currently in development. We project that the cost to manufacture and operate our eVTOL aircraft will be such that it will be able to enter the UAM ride-sharing market at a price point that is competitive with ground-based ride sharing services today. We will continue to evaluate our go-to-market strategy based on, among other things, estimated demand, readiness of the required infrastructure, and the scale of our UAM aircraft fleet.

Archer Direct

We also plan to selectively sell a certain amount of our eVTOL aircraft to third parties. We have entered into a Purchase Agreement with United for the conditional purchase of up to $1 billion worth of aircraft, with an option for another $500.0 million worth of aircraft. We will look to determine the right mix of selling our eVTOL aircraft versus using them as part of our UAM ecosystem based on, among other factors, our capital needs, our volume of manufacturing, our ability to ramp Archer UAM operations, and the purchase demand from our Archer Direct customers.

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

Business Combination

On the Closing Date, Legacy Archer, Atlas, and Merger Sub, consummated the closing of the Business Combination Agreement, following approval at the Special Meeting. Unless otherwise specified or unless the context otherwise requires, references herein to Legacy Archer refer to Archer prior to the Business Combination and references herein to “New Archer” refer to Archer following the Business Combination.
Pursuant to the terms of the Business Combination Agreement, a business combination of Legacy Archer and Atlas was effected by the Merger. Following the consummation of the Merger on the Closing Date, the Surviving Entity changed its name from Archer Aviation Inc. to Archer Aviation Operating Corp., and Atlas changed its name from Atlas Crest Investment Corp. to Archer Aviation Inc. and it became the successor registrant with the SEC. Prior to the closing of the Business Combination, the Class A common stock and public warrants of Atlas were listed on the NYSE under the symbols “ACIC” and “ACIC WS,” respectively. New Archer Class A common stock and public warrants are currently listed on the NYSE under the symbols “ACHR” and “ACHR WS,” respectively.
Additionally, in connection with the PIPE Financing, certain investors had agreed to subscribe for and purchase an aggregate of up to $600.0 million of Class A common stock of the combined company. The PIPE Financing was consummated substantially concurrent with the closing of the Merger.
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
The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Atlas was treated as the “acquired” company for financial reporting purposes. Accordingly, the financial statements of Archer represent the continuation of the financial statements of Legacy Archer, with the Merger reflected as the equivalent of Archer issuing common stock for the net assets of Atlas, accompanied by a recapitalization. The net assets of Atlas were recognized as of the Closing at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are those of Legacy Archer and Legacy Archer’s operations are the only ongoing operations of Archer.
Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The rapid spread of COVID-19 caused volatility and disruption in financial markets and prompted governments and businesses to take unprecedented measures such as travel restrictions, quarantines, shelter-in-place orders, and business shutdowns. The impact of the COVID-19 pandemic continues to evolve due to, among other reasons, the emergence of additional variants or strains of COVID-19. As such, the full magnitude of the pandemic’s effect on our financial condition, liquidity, and future results of operations is uncertain. Management continues to actively monitor our financial condition, liquidity, operations, suppliers, industry, and workforce, but currently does not anticipate any material impairments as a result of COVID-19 and will continue to evaluate the impact of COVID-19 on an ongoing basis. See Part I, Item 1A, “Risk Factors” in this Annual Report for more information.

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

General and Administrative

General and administrative expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for employees associated with administrative services such as finance, legal, human resources, information technology, other related costs, depreciation, and an allocation of our general overhead. We expect our general and administrative expenses to increase in absolute dollars as a result of operating as a publicly traded company, including expenses to comply with the rules and regulations applicable to publicly traded companies, as well as additional expenses customary for a publicly traded company, such as directors’ and officers’ liability insurance, director fees, and additional internal and external accounting and legal fees and expenses.

At this time, we are unable to estimate the costs of defending the ongoing Wisk litigation or any potential settlement or award of damages related thereto and thus, we have not established any related reserves. For a description of our material pending legal proceedings, see Note 9 - Commitments and Contingencies of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report.

Other Warrant Expense

Other warrant expense consists entirely of non-cash expense related to the vesting of warrants issued in conjunction with the execution of the Purchase Agreement and Warrant Agreement with United (the “United Warrant Agreement”).

Other Income (Expense)

Other income (expense) consists of miscellaneous income and expense items, including the change in fair value of our warrant liabilities. Interest expense primarily consists of interest on notes payable net of interest income from money market accounts.

Results of Operations
The following table sets forth our consolidated statements of operations for the periods indicated:

	Year Ended December 31,
	2021	2020	Change $
	(In millions)
Operating expenses:
Research and development (1)	$64.3	$21.1	$43.2
General and administrative (1)	176.7	3.5	173.2
Other warrant expense	117.3	—	117.3
Total operating expenses	358.3	24.6	333.7
Loss from operations	(358.3)	(24.6)	(333.7)
Gain on forgiveness of PPP Loan	0.9	—	0.9
Other income	10.6	—	10.6
Interest expense	(1.0)	(0.2)	(0.8)
Loss before income taxes	(347.8)	(24.8)	(323.0)
Net loss	$(347.8)	$(24.8)	$(323.0)

(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2021	2020
Research and development	$3.7	$—
General and administrative	119.9	0.2
Total stock-based compensation expense	$123.6	$0.2

Comparison of the Year Ended December 31, 2021 and 2020

Research and Development
Research and development expenses increased by $43.2 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was primarily due to an increase of $25.8 million in personnel-related expenses due to significantly increasing our workforce during 2021. Warrant expense increased $7.0 million due to a manufacturing consulting agreement we entered into in July 2021 with FCA Italy S.p.A. In addition, there was an increase of $6.7 million pertaining to tools and materials to support our increased research and development activities.

General and Administrative
General and administrative expenses increased by $173.2 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. This increase was primarily due to an increase of $118.1 million in stock compensation expense related to the vesting of a certain portion of restricted stock units granted to our founders immediately prior to closing of the Business Combination pursuant to the terms and conditions of the Business Combination Agreement (the “Founder Grants”). Legal fees and expenses and professional service expenses increased $33.4 million due to the Business Combination and company readiness for going public, as well as legal fees and expenses related to the Wisk litigation. Personnel-related expenses increased $14.3 million due to significantly increasing our workforce during 2021. In addition, there was an increase of $5.9 million pertaining primarily to marketing costs related to the Maker unveiling event.
Other Warrant Expense
Other warrant expense increased by $117.3 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was due to $78.2 million and $39.1 million of non-cash expense recognized in the first and third quarter of 2021, respectively, related to the vesting of warrants associated with the execution of the Purchase Agreement and United Warrant Agreements, in satisfaction of specific milestones.

Gain on Forgiveness of PPP Loan

In June 2021, we received notification that our Paycheck Protection Program Loan (“PPP Loan”) and accrued interest were forgiven in full, resulting in a $0.9 million gain on extinguishment of the loan and interest for the year ended December 31, 2021, compared to the year ended December 31, 2020.

Other Income

Other income increased by $10.6 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to a gain of $10.4 million recorded from a change in fair value of our warrant liabilities (see Note 3 - Summary of Significant Accounting Policies).

Interest Expense

Interest expense increased by $0.8 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily related to interest expense recognized for the Silicon Valley Bank term loans, which we entered into in July 2021.

Liquidity and Capital Resources

As of December 31, 2021, our principal sources of liquidity were cash and cash equivalents of $746.9 million. We have incurred net losses since our inception and to date have not generated any revenues. We expect to incur additional losses and higher operating expenses for the foreseeable future. We believe that our existing cash and cash equivalents will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements.
In the long term, our ability to support our working capital and capital expenditure requirements will depend on many factors, including:
•the level of research and development expenses we incur as we continue to develop our eVTOL aircraft;
•capital expenditures needed to bring up our aircraft manufacturing capabilities, including for both the build out of our manufacturing facilities and component purchases necessary to build our aircraft;
•general and administrative expenses as we scale our operations and;
•sales, marketing and distribution expenses as we build, brand and market our eVTOL aircraft and UAM network.
The following includes our short-term and long-term material cash requirements from known contractual obligations as of December 31, 2021:
Note Payable
We have short-term and long-term debt obligations of $10.0 million each. See Note 8 - Notes Payable to the consolidated financial statements for further detail on our debt.
Leases
The Company leases office, lab, hangar, and storage facilities in the normal course of business. Under our operating leases as noted in Note 9 - Commitments and Contingencies to the consolidated financial statements, we have current obligations of $4.3 million and long-term obligations of $12.0 million, which include our obligations under the new sublease we entered into on January 14, 2022.
Until such time as we can generate significant revenue from our business operations, we expect to finance our cash needs primarily through existing cash on hand.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020
	(In millions)
Net cash used in operating activities	$(108.4)	$(22.8)
Net cash used in investing activities	(3.5)	(1.9)
Net cash provided by financing activities	822.2	51.2
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

Net cash used in operating activities during the year ended December 31, 2021 was $108.4 million, resulting from a net loss of $347.8 million, adjusted for non-cash items consisting primarily of $117.3 million in other warrant expense related to the vesting of United warrants and $123.6 million in stock-based compensation primarily related to expense recognized for the Founder Grants. The net cash provided by changes in our net operating assets and liabilities of $0.4 million was primarily related to an increase in accrued professional fees and other miscellaneous expenses offset by an increase in prepaid expenses related to the ramp up in our research and development activities and expenses related to becoming a publicly traded company.

Net cash used in operating activities during the year ended December 31, 2020 was $22.8 million, resulting from a net loss of $24.8 million, adjusted for non-cash items consisting of primarily $0.3 million in non-cash interest primarily related to our convertible notes. The net cash provided by changes in our net operating assets and liabilities of $1.3 million was primarily related to a $1.6 million increase in accounts payable. The increase is related to parts and materials and outside contractors from the ramp up in our research and development activities.
Cash Flows Used in Investing Activities
Net cash used in investing activities during the year ended December 31, 2021 was $3.5 million, driven by purchases of property and equipment.
Net cash used in investing activities during the year ended December 31, 2020 was $1.9 million, driven by purchases of property and equipment and domain names.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities during the year ended December 31, 2021 was $822.2 million, consisting primarily of $20.0 million in proceeds from the issuance of debt, $600.0 million in proceeds from the PIPE Financing, and $201.8 million net proceeds from the Business Combination.
Net cash provided by financing activities during the year ended December 31, 2020 was $51.2 million, consisting primarily of proceeds received from the issuance of preferred stock, net of issuance costs.
Critical Accounting Policies and Estimates
Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgements, often as a result of the need to make estimates of matters that are inherently uncertain.
We believe that the following critical accounting policies involve a greater degree of judgment or complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to a full understanding and evaluation of our consolidated financial statements. For additional information, refer to Note 3 - Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this Annual Report.
Common Stock Valuation

Prior to the Business Combination, there was no public market for our common stock, and our board of directors determined the fair value of our common stock by taking into account input from management and independent third-party valuation analyses. The determinations of the fair value of our common stock were made using methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide: Valuation of Privately-Held-Company Equity Securities Issued as Compensation. In valuing our common stock, we determined the equity value of our business using a combination of the market and income approach valuation methods. The total enterprise value was then allocated to our various share classes using a hybrid approach consisting of the option pricing model (“OPM”) and probability-weighted expected return method (“PWERM”). The OPM considers preferred stockholders’ liquidation preferences, participation rights, dividend policy, and conversion rights to determine how proceeds from a liquidity event shall be distributed among the various ownership classes at a future date, whereas the PWERM estimates the fair market value of the common stock based on an analysis of future values for various potential liquidity outcomes. Since there was no active market for our common stock, we also applied a discount for lack of marketability for both OPM and PWERM scenarios. Application of these approaches and methods involves the use of estimates, judgments, and assumptions, such as future revenue, expenses and cash flows, selections of comparable companies, probabilities and timing of exit events, and other factors. The fair value of our common stock, utilizing the above methodology prior to the closing of the Business Combination, was used to determine the fair value of the United warrants, and was a key input in in the estimation of the fair value of our stock options (as discussed below).
Since the closing of the Business Combination in September 2021, the fair value of our common stock is based on the closing price of our Class A common stock, as quoted on the NYSE, on the date of grant.
Stock-Based Compensation
We account for stock-based compensation awards granted to employees and non-employees by recording compensation expense based on each award’s grant date estimated fair value over the vesting period, in accordance with ASC 718, Compensation — Stock Compensation. We estimate the fair value of restricted stock units (“RSUs”) based on the fair value of our common stock on the date of grant. We estimate the fair value of stock options using the Black-Scholes option-pricing model. Determining the fair value of stock options under this model requires highly subjective assumptions, including the fair value of the underlying common stock, the risk-free interest rate, the expected term of the award, the expected volatility of the price of our common stock, and the expected dividend yield of our common stock. These estimates involve inherent uncertainties and the application of management’s judgment. If we had made different assumptions, our stock-based compensation expense could have been materially different. We have not issued any stock options since the closing of the Business Combination.
The fair value of RSUs that vest based on service conditions is determined based on the value of the underlying common stock at the date of grant. The Founder Grants vest when either a market condition or performance condition is satisfied. We determined the fair value of the performance award by utilizing the trading price on the Closing Date. When the applicable performance milestone is deemed probable of being achieved, we will recognize compensation expense for the portion earned to date over the requisite period. For the market condition award, we estimated the fair value using a Monte Carlo simulation model. The Company recognizes compensation expense for the market award on a straight-line basis over the derived service period. Determining the fair value for the market condition award under this model requires subjective assumptions, including the expected volatility of the price of our common stock. If the applicable performance condition is not probable of being achieved, compensation cost for the value of the award incorporating the market condition is recognized, so long as the requisite service is provided. If the performance milestone becomes probable of being achieved, the full fair value of the award will be recognized, and any remaining expense for the market award will be cancelled.
Income Taxes
We are subject to income taxes in the United States. Our income tax provision consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws.
We recognize tax benefits from uncertain tax positions only if we believe that it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Although we believe that we have adequately reserved for our uncertain tax positions, we can provide no assurance that the final tax outcome of these matters will not be materially different. We make adjustments to these reserves when facts and circumstances change, such as the closing of issues under audit or expiration of statute of limitation, changes in or interpretations of tax law. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences may affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and results of operations.
Significant judgment is applied when assessing the need for valuation allowances and includes the evaluation of historical income (loss) adjusted for the effects of non-recurring items. Areas of estimation include consideration of future taxable income. We have placed a full valuation allowance against its federal and state deferred tax assets since the recovery of the assets is uncertain. Should a change in circumstances lead to a change in judgment about the utilization of deferred tax assets in future years, the adjustment related to valuation allowances would be reported as an increase to income.
Recent Accounting Pronouncements
See Note 3 - Summary of Significant Accounting Policies to the consolidated financial statements included elsewhere in this Annual Report for a discussion about accounting pronouncements recently adopted and recently issued and not yet adopted.
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
Emerging Growth Company and Smaller Reporting Company Status

Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Atlas initially elected, and now we have elected, to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, we are not subject to the same implementation timeline for new or revised accounting standards as other public companies that are not emerging growth companies which may make comparison of our financials to those of other public companies more difficult.
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
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares of common stock held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our shares of common stock held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
As a “smaller reporting company,” we are not required to provide disclosure under this item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Archer Aviation Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Archer Aviation Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Irvine, California
March 14, 2022
We have served as the Company’s auditor since 2020.

Archer Aviation Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	As of December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$746.9	$36.6
Prepaid expenses	7.6	0.8
Other current assets	0.3	—
Total current assets	754.8	37.4
Property and equipment, net	5.9	1.6
Intangible assets, net	0.5	0.5
Right-of-use assets	4.5	2.3
Other long-term assets	2.7	—
Total assets	$768.4	$41.8
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3.4	$2.1
Current portion of lease liabilities	3.1	0.8
Current portion of notes payable	9.5	0.6
Accrued expenses and other current liabilities	12.3	0.3
Total current liabilities	28.3	3.8
Notes payable, net of current portion	9.3	0.3
Lease liabilities, net of current portion	1.2	1.5
Warrant liabilities	30.3	—
Other long-term liabilities	0.4	0.3
Total liabilities	69.5	5.9
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and 2020	—	—
Class A common stock, $0.0001 par value; 700,000,000 shares authorized; 162,789,591 and 49,828,517 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Class B common stock, $0.0001 par value; 300,000,000 shares authorized; 74,937,945 and 66,714,287 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Additional paid-in capital	1,072.5	61.7
Accumulated deficit	(373.6)	(25.8)
Total stockholders’ equity	698.9	35.9
Total liabilities and stockholders’ equity	$768.4	$41.8
See accompanying notes to consolidated financial statements.

Archer Aviation Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In millions, except share and per share data)

	Year Ended December 31,
	2021	2020
Operating expenses
Research and development	$64.3	$21.1
General and administrative	176.7	3.5
Other warrant expense	117.3	—
Total operating expenses	358.3	24.6
Loss from operations	(358.3)	(24.6)
Gain on forgiveness of PPP loan	0.9	—
Other income	10.6	—
Interest expense	(1.0)	(0.2)
Loss before income taxes	(347.8)	(24.8)
Net loss and comprehensive loss	$(347.8)	$(24.8)

Net loss per share, basic and diluted	$(3.14)	$(0.49)
Weighted-average shares outstanding, basic and diluted	110,836,238	50,164,360
See accompanying notes to consolidated financial statements.

Archer Aviation Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity
(In millions, except share data)

	Redeemable Convertible Preferred Stock						Common Stock
	Series Seed		Series A		Common Stock		Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	—	$—	—	$—	49,828,517	$—	66,714,287	$—	$61.7	$(25.8)	$35.9
Conversion of Class B to Class A common stock	—	—	—	—	—	—	5,337,446	—	(5,337,446)	—	—	—	—
Issuance of restricted stock and restricted stock expense	—	—	—	—	—	—	20,833	—	10,004,612	—	118.1	—	118.1
Exercise of stock options	—	—	—	—	—	—	859,544	—	3,556,492	—	0.5	—	0.5
Issuance of warrants and warrant expense	—	—	—	—	—	—	—	—	—	—	124.3	—	124.3
Exercise of warrants	—	—	—	—	—	—	8,845,058	—	—	—	0.1	—	0.1
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	5.5	—	5.5
Issuance of Class A common stock pursuant to the Business Combination Agreement	—	—	—	—	—	—	36,385,693	—	—	—	162.3	—	162.3
PIPE financing	—	—	—	—	—	—	61,512,500	—	—	—	600.0	—	600.0
Net loss	—	—	—	—	—	—	—	—	—	—	—	(347.8)	(347.8)
Balance as of December 31, 2021	—	$—	—	$—	—	$—	162,789,591	$—	74,937,945	$—	$1,072.5	$(373.6)	$698.9

	Redeemable Convertible Preferred Stock						Common Stock
	Series Seed		Series A		Common Stock		Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019 (as previously reported)	18,193,515	$5.9	—	$—	50,000,000	$—	—	$—	—	$—	$—	$(1.0)	$(1.0)
Retroactive application of recapitalization	(18,193,515)	(5.9)	—	—	(50,000,000)	—	15,250,985	—	53,390,228	—	5.9	—	5.9
Balance as of December 31, 2019 (as adjusted)	—	—	—	—	—	—	15,250,985	—	53,390,228	—	5.9	(1.0)	4.9
Issuance of restricted stock	—	—	—	—	—	—	1,141,444	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	188,984	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	0.2	—	0.2
Issuance of preferred stock	—	—	—	—	—	—	30,596,077	—	11,551,213	—	50.3	—	50.3
Conversion of notes and accrued interest to preferred stock	—	—	—	—	—	—	2,651,027	—	1,772,846	—	5.3	—	5.3
Net loss	—	—	—	—	—	—	—	—	—	—	—	(24.8)	(24.8)
Balance as of December 30, 2020	—	$—	—	$—	—	$—	49,828,517	$—	66,714,287	$—	$61.7	$(25.8)	$35.9
See accompanying notes to consolidated financial statements.

Archer Aviation Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(347.8)	$(24.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1.3	0.2
Debt discount amortization	0.2	—
Stock-based compensation	123.6	0.2
Change in fair value of warrant liabilities	(10.4)	—
Non-cash interest	—	0.3
Non-cash lease expense	1.7	—
Research and development warrant expense	7.0	—
Other warrant expense	117.3	—
Gain on forgiveness of PPP loan	(0.9)	—
Changes in operating assets and liabilities:
Prepaid expenses	(6.8)	(0.8)
Other current assets	(0.3)	—
Other long-term assets	(2.7)	—
Accounts payable	(0.8)	1.6
Accrued expenses and other current liabilities	12.1	0.2
Operating lease liabilities	(1.9)	—
Other long-term liabilities	—	0.3
Net cash used in operating activities	(108.4)	(22.8)
Cash flows from investing activities
Purchase of property and equipment	(3.5)	(1.4)
Purchase of domain names	—	(0.5)
Net cash used in investing activities	(3.5)	(1.9)
Cash flows from financing activities
Proceeds from issuance of debt	20.0	0.9
Proceeds from PIPE financing	600.0	—
Recapitalization transaction	257.6	—
Recapitalization transaction costs	(55.8)	—
Proceeds from exercise of stock options	0.5	—
Proceeds from exercise of stock warrants	0.1	—
Proceeds from issuance of preferred stock, net	—	50.3
Payment of debt issuance costs	(0.2)	—
Net cash provided by financing activities	822.2	51.2
Net increase in cash and cash equivalents	710.3	26.5
Cash and cash equivalents, beginning of period	36.6	10.1
Cash and cash equivalents, end of period	$746.9	$36.6

Supplemental Cash Flow Information:
Cash paid for interest	$0.7	$—
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	2.1	0.3
Promissory notes and interest settled with preferred shares	—	5.3
Allocation of debt proceeds to stock warrants	1.2	—
Conversion of convertible preferred stock to common stock in connection with the reverse recapitalization	61.5	—
PIPE financing issuance costs settled with the issuance of Class A common stock	7.0	—
Recapitalization transaction costs settled with the issuance of Class A common stock	8.1	—
See accompanying notes to consolidated financial statements.

Archer Aviation Inc.
Notes to Consolidated Financial Statements

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
Our Planned Lines of Business

Upon receipt of all necessary Federal Aviation Administration (“FAA”) certifications and any other government approvals necessary for us to manufacture and operate our aircraft, we intend to operate two complementary lines of business. Our core focus is direct-to-consumer (“Archer UAM”) with our secondary focus being business-to-business (“Archer Direct”).

Archer UAM

We plan to operate our own UAM ecosystem initially in select major U.S. cities, such as Los Angeles and Miami. Our UAM ecosystem will operate using our eVTOL aircraft which is currently in development.

Archer Direct

We also plan to selectively sell a certain amount of our eVTOL aircraft to third parties.

Business Combination

On September 16, 2021 (the “Closing Date”), Archer Aviation, Inc., a Delaware corporation (prior to the closing of the Business Combination (as defined below), “Legacy Archer”), Atlas, and Artemis Acquisition Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Atlas (“Merger Sub”), consummated the closing of the transactions contemplated by the Business Combination Agreement, dated February 10, 2021, as amended and restated on July 29, 2021, by and among Atlas, Legacy Archer and Merger Sub (the “Business Combination Agreement”), following approval at a special meeting of the stockholders of Atlas held on September 14, 2021 (the “Special Meeting”). Unless otherwise specified or unless the context otherwise requires, references in these notes to Legacy Archer refer to Archer prior to the Business Combination and references in these notes to “New Archer” refer to Archer following the Business Combination.
Pursuant to the terms of the Business Combination Agreement, a business combination of Legacy Archer and Atlas was effected by the merger of Merger Sub with and into Legacy Archer, with Legacy Archer surviving the merger (the “Surviving Entity”) as a wholly-owned subsidiary of Atlas (the “Merger,” and, collectively with the other transactions described in the Business Combination Agreement, the “Business Combination”). Following the consummation of the Merger on the Closing Date, the Surviving Entity changed its name from Archer Aviation, Inc. to Archer Aviation Operating Corp., and Atlas changed its name from Atlas Crest Investment Corp. to Archer Aviation Inc. and it became the successor registrant with the U.S. Securities and Exchange Commission (the “SEC”). Prior to the closing of the Business Combination, the Class A common stock and public warrants of Atlas were listed on the New York Stock Exchange (“NYSE”) under the symbols “ACIC” and “ACIC WS,” respectively. New Archer Class A common stock and public warrants are currently listed on the NYSE under the symbols “ACHR” and “ACHR WS,” respectively.
Additionally, certain investors had agreed to subscribe for and purchase an aggregate of up to $600.0 million of Class A common stock of the combined company (“PIPE Financing”). The PIPE Financing was consummated substantially concurrent with the closing of the Merger.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
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

The financial statements included in this report reflect (i) the historical operating results of Legacy Archer prior to the Business Combination; (ii) the combined results of Atlas and Legacy Archer following the closing of the Business Combination; (iii) the assets and liabilities of Legacy Archer at their historical cost; and (iv) the Company’s equity structure for all periods presented.
COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The rapid spread of COVID-19 caused volatility and disruption in financial markets and prompted governments and businesses to take unprecedented measures such as travel restrictions, quarantines, shelter-in-place orders, and business shutdowns. The impact of the COVID-19 pandemic continues to evolve due to, among other reasons, the emergence of additional variants or strains of COVID-19. As such, the full magnitude of the pandemic’s effect on our financial condition, liquidity, and future results of operations is uncertain. Management continues to actively monitor our financial condition, liquidity, operations, suppliers, industry, and workforce, but currently does not anticipate any material impairments as a result of COVID-19 and will continue to evaluate the impact of COVID-19 on an ongoing basis. See Part I, Item 1A, “Risk Factors” in this Annual Report for more information.
Note 2 - Liquidity and Going Concern
Since our formation, we have devoted substantial effort and capital resources to the design and development of our planned eVTOL aircraft and UAM network. Funding of these activities has primarily been through the net proceeds received from the issuance of related and third-party debt (Note 7 and Note 8), and the sale of preferred and common stock to related and third parties (Note 10). Through December 31, 2021, we have incurred cumulative losses from operations, negative cash flows from operating activities, and have an accumulated deficit of $373.6 million. Following the closing of the Business Combination on the Closing Date, we received net cash proceeds of $801.8 million. Additionally, we had cash and cash equivalents of $746.9 million as of December 31, 2021, which management believes will be sufficient to fund our current operating plan for at least the next 12 months from the date these consolidated financial statements were issued.
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
Note 3 - Summary of Significant Accounting Policies
Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP and include the accounts of the Company.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.
On an ongoing basis, management evaluates its estimates, including those related to the: (i) realization of deferred tax assets and estimates of tax liabilities, (ii) valuation of common stock, (iii) fair value of debt, (iv) fair value of share-based payments, (v) valuation of leased assets and liabilities, and (vi) estimated useful lives of long-lived assets. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Such estimates often require the selection of appropriate valuation methodologies and models and may involve significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ from those estimates under different assumptions, financial inputs, or circumstances. Given the global economic climate and unpredictable nature and unknown duration of the COVID-19 pandemic, estimates are subject to additional volatility.

Retroactive Application of Reverse Recapitalization

As discussed in Note 4, Reverse Recapitalization and Related Transactions, the Business Combination is accounted for as a reverse recapitalization of equity structure. Pursuant to U.S. GAAP, we recast our consolidated statements of redeemable convertible preferred stock and stockholders’ equity from December 31, 2019 to the Closing Date, the total stockholders’ equity within our consolidated balance sheet as of December 31, 2020 and the weighted-average outstanding shares, basic and diluted for the year ended December 31, 2020 by applying the recapitalization retroactively.

In addition, we recast the stock class and issued and outstanding number of stock, exercise prices of options, and warrants for each balance sheet period presented in these consolidated financial statements and the accompanying notes.

Retroactive Application of Reverse Recapitalization to the Consolidated Statements of Stockholders’ Equity

Pursuant to the terms of the Business Combination Agreement, as part of the closing, all of the issued series seed redeemable convertible preferred stock and series A redeemable convertible preferred stock of Legacy Archer were automatically converted into Legacy Archer common stock at a 1:1 ratio, which were converted again, along with all other issued and outstanding common stock of Legacy Archer, into 124,735,762 shares of New Archer Class A and Class B common stock at an exchange ratio of 1.00656519 (“Exchange Ratio”). Additionally, each of Legacy Archer options, restricted stock units (“RSUs”), and warrants that were outstanding immediately prior to the closing of the Business Combination remained outstanding and converted into options, RSUs, and warrants for New Archer Class A and Class B common stock equal to the number of Legacy Archer common stock, subject to such options, RSUs, or warrants, multiplied by the Exchange Ratio at an exercise price per share equal to the current exercise price per share for such option or warrant divided by the Exchange Ratio, with the aggregate number of shares of New Archer Class A and B common stock issuable upon exercise of such options, RSUs, and warrants to be 60,260,483.

Retroactive Application of Reverse Recapitalization to the Consolidated Statements of Operations and Comprehensive Loss

Furthermore, based on the retroactive application of the reverse recapitalization to our consolidated statements of redeemable convertible preferred stock and stockholders’ equity, we recalculated the weighted-average shares for the year ended December 31, 2020. The basic and diluted weighted-average Legacy Archer common stock were retroactively converted to New Archer Class A and B common stock using the Exchange Ratio to conform to the recast in the consolidated statements of redeemable convertible preferred stock and stockholders’ equity.

Retroactive Application of Reverse Recapitalization to the Consolidated Balance Sheets

Finally, to conform to the retroactive application of recapitalization to our statements of redeemable convertible preferred stock and stockholders’ equity, the Company reclassified the $5.9 million of Legacy Archer series seed redeemable convertible preferred stock and the $55.6 million of Legacy Archer series A redeemable convertible preferred stock to APIC, less amounts attributable to the par value of the common stock as adjusted, as of December 31, 2020.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
Cash and Cash Equivalents
Cash consists of cash on deposit with financial institutions. Cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of three months or less from the date of purchase. Cash and cash equivalent balances were $746.9 million and $36.6 million as of December 31, 2021 and 2020, respectively, of which money market funds were $0.3 million and $34.4 million as of December 31, 2021 and 2020, respectively. Money market funds, which are considered cash equivalents, are recorded at fair value and classified as Level 1 within the fair value hierarchy.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and deposits. The Company’s cash and cash equivalents are held at major financial institutions located in the United States of America. At times, cash account balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits ($250 thousand per depositor per institution). Management believes the financial institutions that hold the Company’s cash and cash equivalents are financially sound, and accordingly, minimal credit risk exists with respect to cash and cash equivalents.
Fair Value Measurements
We apply the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, which defines a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurements. The provisions of ASC 820 relate to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring and nonrecurring basis. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
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
The carrying amounts of our cash, accounts payable, accrued compensation, and accrued liabilities approximate fair value due to the short-term nature of these instruments. The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation inputs we utilized to determine such fair value:

		As of December 31,
Description	Level	2021	2020
		(In millions)
Assets:
Money Market Funds	1	$0.3	$34.4

Liabilities:
Warrant Liability – Public Warrants	1	$20.2	$—
Warrant Liability – Private Placement Warrants	3	10.1	—
Public Warrants

Archer Aviation Inc.
Notes to Consolidated Financial Statements

The measurement of the public warrants as of December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker ACHR WS. The quoted price of the public warrants was $1.16 per warrant as of December 31, 2021.
Private Placement Warrants
We utilize a Monte Carlo simulation model for the private placement warrants at each reporting period, with changes in fair value recognized in the statement of operations and comprehensive loss. The estimated fair value of the private placement warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model and Monte Carlo simulation model are assumptions related to expected share-price volatility, expected life, risk-free interest rate, and dividend yield.
The key inputs into the Monte Carlo simulation model for the private placement warrants are as follows:

Input	December 31, 2021
Stock price	$6.04
Strike price	$11.50
Dividend yield	0.00%
Term (in years)	4.71
Volatility	45.3%
Risk-free rate	1.22%

The following table presents the change in fair value of our Level 3 private placement warrants during the years ended December 31, 2021 and 2020:

Balance as of December 31, 2020	$—
Addition of private placement warrants	13.0
Change in fair value	(2.9)
Balance as of December 31, 2021	$10.1
We recognized a gain in connection with changes in the fair value of warrant liabilities of $10.4 million within other income in the statement of operations and comprehensive loss during the year ended December 31, 2021. Refer to Note 14 for additional information about the public and private placement warrants.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Certain financial instruments, including debt, are not measured at fair value on a recurring basis in the balance sheets. The fair value of debt as of December 31, 2021 approximates its carrying value.
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

Archer Aviation Inc.
Notes to Consolidated Financial Statements
As of December 31, 2021 and 2020, the gross carrying amount for domain names was $0.5 million with $36 thousand and $3 thousand recorded in accumulated amortization on our balance sheets in each period, respectively. During the years ended December 31, 2021 and 2020, we recognized amortization expense of $33 thousand and $3 thousand, respectively, included within general and administrative expenses in the statements of operations and comprehensive loss.
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
Impairment of Long-Lived Assets
We review our long-lived assets, consisting primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Such triggering events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being or intended to be used, a significant adverse change in legal factors or in the business climate, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows expected to be generated from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows attributable to such assets including any cash flows upon their eventual disposition to their carrying value. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, then the assets are written down to their fair value. We determined there was no impairment of long-lived assets during all periods presented.
Operating Expenses
Research and Development
Research and development (“R&D”) costs are expensed as incurred and are primarily comprised of personnel-related costs including salaries, bonuses, benefits, and stock-based compensation for employees focused on R&D activities, costs associated with building prototype aircraft, other related costs, depreciation, and an allocation of general overhead. R&D efforts focus on the design and development of our eVTOL aircraft, including certain of the systems that are used in it.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
General and Administrative
General and administrative expenses are primarily comprised of personnel-related costs including salaries, bonuses, benefits, and stock-based compensation for employees associated with our administrative services such as finance, legal, human resources, and information technology, other related costs, depreciation, and an allocation of general overhead. General and administrative expenses include $118.1 million of expense related to the vesting of a certain portion of the restricted stock units granted to our founders pursuant to the terms and conditions of the Business Combination Agreement immediately prior to closing (the “Founder Grants”), for the year ended December 31, 2021. Refer to Note 11 - Stock-Based Compensation for additional information.
Other Warrant Expense
Other warrant expense consists of expense related to the vesting of warrants issued related to the first two milestones in conjunction with the execution of the purchase agreement (“Purchase Agreement”), collaboration agreement (“United Collaboration Agreement”), and warrant agreement (“United Warrant Agreement”) with United Airlines Inc. (“United”). Refer to Note 11 - Stock-Based Compensation for additional information.
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
Prior to the closing of the Business Combination on the Closing Date, we determined the fair value of our common stock at the time of the grant of stock options in accordance with the American Institute of Certified Public Accountants (“AICPA”)

Archer Aviation Inc.
Notes to Consolidated Financial Statements
Accounting and Valuation Guide: Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the “AICPA Practice Aid”). We determined the fair value of our common stock based on a variety of factors including, but not limited to (i) the results of contemporaneous independent third-party valuations of our common stock and the prices, rights, preferences and privileges of our redeemable convertible preferred stock relative to those of our common stock; (ii) the lack of marketability of our common stock; (iii) actual operating and financial results; (iv) current business conditions and projections; (v) the likelihood of achieving a liquidity event, such as an IPO or sale of the Company, given prevailing market conditions; and (vi) precedent transactions involving our shares.
As provided in the AICPA Practice Aid, there are several approaches for setting the value of an enterprise and various methodologies for allocating the value of an enterprise to its outstanding equity. We determined the fair value of equity awards using a combination of the market and income approach. Within the market approach, the guideline public company method was used, which employs the use of ratios developed from the market price of traded shares from publicly traded companies considered reasonably similar to the Company. Under the income approach, the enterprise value was estimated using the discounted cash flow method, which involves estimating the future cash flows of a business for a discrete period and discounting them to their present value. In allocating enterprise value to our outstanding equity, we applied a hybrid approach, which consisted of the option pricing method (“OPM”) and probability-weighted expected return method (“PWERM”). The OPM treats securities, including debt, common and preferred stock, as call options on the enterprise’s value, with exercise prices based on the securities’ respective liquidation preferences and conversion values. The PWERM estimates the fair market value of the common stock based on an analysis of future values for the enterprise assuming various exit scenarios, such as IPO, merger or sale, staying private, and liquidation. Since there was no active market for our common stock, we also applied a discount for lack of marketability for both OPM and PWERM scenarios.
In conducting the valuations, we considered all objective and subjective factors that we believed to be relevant in the valuation conducted, including management’s best estimate of our business condition, and prospects and operating performance at the valuation dates. There are significant judgments and estimates inherent in these valuations.

Leases
The Company accounts for leases in accordance with ASC 842, Leases and determines if an arrangement is a lease at its inception. Right-of-use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate in determining the present value of lease payments considering the term of the lease, which is derived from information available at the lease commencement date. The incremental borrowing rate is the rate of interest the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments for a term similar to the lease term in a similar economic environment as the lease. The lease term includes renewal options when it is reasonably certain that the option will be exercised and excludes termination options. To the extent that the Company’s agreements have variable lease payments, the Company includes variable lease payments that depend on an index or a rate and excludes those that depend on facts or circumstances occurring after the commencement date, other than the passage of time.
Lease expense for leases is recognized on a straight-line basis over the lease term. The Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. In addition, the Company has elected as an accounting policy, the practical expedient to not separate lease and non-lease components within a contract and instead treat it as a single lease component. Operating leases are included in ROU assets, current portion of lease liabilities, and lease liabilities, net of current portion in the Company’s consolidated balance sheets.
Income Taxes

The Company accounts for its income taxes using the asset and liability method whereby deferred tax assets and liabilities are determined based on temporary differences between the basis used for financial reporting and income tax reporting purposes. Deferred income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for deferred tax assets if it is more-likely-than-not that the Company will not realize those tax assets through future operations. Significant judgment is applied when assessing the need for valuation allowances and includes the evaluation of historical income (loss) adjusted for the effects of non-recurring items. Areas of estimation include consideration of future taxable income. The Company has placed a full valuation allowance against its federal and state deferred tax assets since the recovery of the assets is uncertain. Should a change in circumstances lead to a

Archer Aviation Inc.
Notes to Consolidated Financial Statements
change in judgment about the utilization of deferred tax assets in future years, the adjustment related to valuation allowances would be reported as an increase to income.
The Company utilizes the guidance in ASC 740-10, Income Taxes, to account for uncertain tax positions. ASC 740-10 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more-likely-than-not that the positions will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more-likely-than-not of being realized and effectively settled. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. The Company’s policy is to recognize interest and penalties related to uncertain tax positions, if any, in the income tax provision.

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
The following table presents the number of antidilutive shares excluded from the calculation of diluted net loss per share:

	Year Ended December 31,
	2021	2020
Options to purchase common stock	9,444,221	12,637,099
Unvested restricted stock units	38,124,396	570,722
Warrants	32,519,357	1,671,202
Total	80,087,974	14,879,023
Segments
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM consists of its Co-Chief Executive Officers. The Company has determined that it operates as a single operating segment and one reportable segment, as the CODM reviews financial information presented on a combined basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Given the Company’s pre-revenue operating stage, it currently has no concentration exposure to products, services, or customers.
Comprehensive Loss
There were no differences between net loss and comprehensive loss presented in the statements of operations and comprehensive loss for the years ended December 31, 2021 and 2020.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
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
In June 2018, the FASB issued ASU 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). This amendment expands the scope of Topic 718, Compensation — Stock Compensation (“Topic 718”) (which only included share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees is substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. Early adoption of ASU 2018-07 is permitted and should be applied on a prospective basis. The Company began applying ASU 2018-07 during 2020 upon the Company’s first grant of share-based payment awards.
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
In November 2019, the FASB issued ASU 2019-08, Compensation — Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606) (“ASU 2019-08”), which requires entities to measure and classify share-based payments to a customer in accordance with the guidance in ASC 718. ASU 2019-08 expanded the scope of Topic 718 to include awards issued to customers for purposes of measurement and classification and amended portions of ASC 606, Revenue from Contracts with Customers, to refer to this guidance. The amount that would be recorded as a reduction in revenue would be measured based on the grant date fair value of the share-based payment in accordance with Topic 718. The Company adopted ASU 2019-08 on January 1, 2021 and has applied its provisions to the measurement of the warrants issued to United. Refer to Note 11 - Stock-Based Compensation for details.
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
Recently issued accounting pronouncements not yet adopted
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for convertible instruments by removing certain separation models in ASC 470-20, Debt—Debt with Conversion and Other Options, for convertible instruments. The ASU updates the guidance on certain embedded conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, such that those features are no longer required to be separated from the host contract. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. Further, the ASU made amendments to the Earnings Per Share (“EPS”) guidance in ASU 2015-06, Earnings per share (Topic 260) for convertible instruments, the most significant impact of which is requiring the use of the if-converted method for diluted EPS calculation, and no longer allowing the net share settlement method. The ASU also made revisions to Topic 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope

Archer Aviation Inc.
Notes to Consolidated Financial Statements
exception from derivative accounting. The amendments to Topic 815-40 change the scope of contracts that are recognized as assets or liabilities. The ASU is effective for public business entities for interim and annual periods beginning after December 15, 2021, with early adoption permitted. Adoption of the ASU can either be on a modified retrospective or full retrospective basis. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements and related disclosures.

Note 4 - Reverse Recapitalization and Related Transactions

Upon the consummation of the Business Combination, in accordance with the terms and conditions of the Business Combination Agreement, all issued and outstanding Legacy Archer common stock was converted into shares of common stock of New Archer at the Exchange Ratio. Additionally, upon closing the Business Combination, Legacy Archer received $257.6 million in cash proceeds released from Atlas’ trust account, after redemptions of $242.4 million. At the closing of the Business Combination, each non-redeemed outstanding share of Atlas Class A common stock was converted into one share of Class A common stock of New Archer.

Upon consummation of the Business Combination, the shares of Legacy Archer held by Legacy Archer stockholders converted into 124,735,762 shares of common stock of New Archer, including 54,987,838 shares of Class A common stock and 69,747,924 shares of Class B common stock.

While the legal acquirer in the Business Combination was Atlas, for accounting and financial reporting purposes under U.S. GAAP, Legacy Archer is the accounting acquirer and the Business Combination was accounted for as a “reverse recapitalization.” A reverse recapitalization does not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the financial statements of Legacy Archer in many respects. Under this method of accounting, Atlas was treated as the “acquired” company. Accordingly, the consolidated assets, liabilities, and results of operations of Legacy Archer became the historical financial statements of New Archer, and Atlas’ assets and liabilities were consolidated with Legacy Archer’s on the Closing Date. Operations prior to the Business Combination are presented as those of New Archer in reports subsequent to the Closing Date. The net assets of Atlas were recognized at their carrying value immediately prior to the closing of the Business Combination with no goodwill or other intangible assets recorded and were as follows, net of transaction costs (in millions):

Cash	$201.8
Warrant liability	(39.5)
Net assets acquired	$162.3

The Company has accounted for the Business Combination as a tax-free reorganization.

Additionally, as part of the recapitalization, 1,875,000 shares of Atlas Class A common stock held by Atlas Crest Investment LLC (the “Atlas Sponsor”) were exchanged with 1,875,000 shares of New Archer Class A common stock that will be subject to forfeiture if the vesting condition is not met over the three-year term following the Closing Date. The vesting condition states that these earn-out shares of New Archer Class A common stock will vest if the New Archer’s Class A common stock volume weighted-average price, as defined in the Amended and Restated Sponsor Letter Agreement, by and among Atlas Sponsor, Atlas, Legacy Archer, and the individuals named therein, is greater than or equal to $12.00 per share for any period of ten (10) trading days out of twenty (20) consecutive trading days.

The earn-out shares were recognized at fair value upon the closing of the Business Combination and classified in stockholders’ equity (with no net impact to APIC) since the earn-out shares were determined to be indexed to the Company’s own equity and meet the requirements for equity classification.

Pursuant to the terms of the Business Combination Agreement, all of the issued and outstanding series seed redeemable convertible preferred stock and series A redeemable convertible preferred stock converted into 64,884,120 shares of Legacy Archer common stock immediately prior to the Business Combination. Then, as of the closing of the Business Combination, all outstanding shares of Legacy Archer common stock converted into 124,735,762 shares of New Archer Class A and B common stock. Additionally, each of Legacy Archer options, RSUs, and warrants that were outstanding immediately prior to the closing of the Business Combination remained outstanding and converted into options, RSUs, and warrants for New Archer Class A

Archer Aviation Inc.
Notes to Consolidated Financial Statements
and Class B common stock equal to the number of the Company’s common stock, subject to such options, RSUs, or warrants, multiplied by the Exchange Ratio at an exercise price per share equal to the current exercise price per share for such option or warrant divided by the Exchange Ratio, with the aggregate number of shares of New Archer Class A and B common stock issuable upon exercise of such options, RSUs, and warrants to be 60,260,483. Additionally, 10,004,612 of outstanding RSUs vested at the closing of the Business Combination into New Archer Class B common stock.

Substantially concurrently with the execution of the Business Combination Agreement, Atlas entered into Subscription Agreements (the “Subscription Agreements”) with certain investors in the PIPE Financing (the “Subscription Investors”). Pursuant to the Subscription Agreements, the Subscription Investors agreed to purchase, and Atlas agreed to sell to the Subscription Investors, an aggregate of 60,000,000 shares of New Archer Class A common stock for a purchase price of $10.00 per share, or an aggregate of $600 million in gross cash proceeds. Pursuant to the Subscription Agreements, Atlas granted certain registration rights to the Subscription Investors with respect to the shares issued and sold in the PIPE Financing. The closing of the PIPE Financing occurred immediately prior to the closing of the Business Combination. In conjunction with the PIPE Financing, 1,512,500 shares of New Archer Class A common stock were issued to satisfy certain fees related to the Business Combination and PIPE Financing.

The number of shares of common stock issued immediately following the consummation of the Business Combination were as follows:

	Number of shares
Class A and B common stock outstanding on July 1, 2021	52,572,374
Common stock issued through option exercises between July 1, 2021 and September 16, 2021	4,738,344
Vesting of unvested shares between July 1, 2021 and September 16, 2021	2,540,925
Common stock outstanding prior to the Business Combination		59,851,643
Conversion of preferred stock	64,884,120
Common stock attributable to Atlas	36,385,693
Adjustment related to reverse recapitalization*		101,269,813
Restricted stock units vested at closing		10,004,612
Common stock attributable to PIPE Financing		61,512,500
Total shares of common stock as of closing of the Business Combination and related transactions as of September 16, 2021		232,638,568

* The corresponding adjustment to APIC related to the reverse recapitalization was comprised of (i) $162.3 million which represents the fair value of the consideration transferred in the Business Combination, less the excess of the fair value of the shares issued over the value of the net monetary assets of Atlas, net of transaction costs and (ii) $61.5 million which represents the conversion of the convertible preferred stock into New Archer Class A and Class B common stock.

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

Archer Aviation Inc.
Notes to Consolidated Financial Statements
Note 5 - Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of December 31,
	2021	2020
Furniture, fixtures, and equipment	$2.8	$1.0
Computer hardware	2.5	0.5
Computer software	0.5	—
Website design	0.5	0.1
Leasehold improvements	1.0	0.1
Total property and equipment	7.3	1.7
Less: Accumulated depreciation	(1.4)	(0.1)
Total property and equipment, net	$5.9	$1.6
The following table presents depreciation expense included in each respective expense category in the statements of operations and comprehensive loss (in millions):

	Year Ended December 31,
	2021	2020
Research and development	$0.9	$0.1
General and administrative	0.4	—
Total depreciation expense	$1.3	$0.1
Note 6 - Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of December 31,
	2021	2020
Accrued professional fees	$6.9	$—
Accrued employee costs	2.6	0.2
Accrued parts and materials	0.9	—
Taxes payable	0.6	—
Accrued capital expenditures	0.4	—
Accrued marketing fees	0.3	—
Other current liabilities	0.6	0.1
Total	$12.3	$0.3
Note 7 - Related Party Transactions
Partial Recourse Promissory Notes
On November 21, 2020, we entered into a partial recourse promissory note arrangement with each of our founders which provided each of them with a partial recourse loan as consideration for the issuance of stock, which proceeds were used for the exercise of 2,662,885 shares, per founder, of our common stock pursuant to the outstanding option agreements issued by us to the founders on November 3, 2020. Due to the partial recourse nature of the notes, the promissory note arrangements are considered nonrecourse loans in their entirety for accounting purposes and thus are accounted for as in-substance share options. The purchase price for the shares was $0.15 per share for a total amount of $0.4 million paid by each founder. The notes bear interest at a rate of 0.38% per annum, compounded annually. The promissory notes may be repaid at any time and from time to

Archer Aviation Inc.
Notes to Consolidated Financial Statements
time and are due upon the earlier of five years from issuance or upon a deemed liquidation event, initial draft registration statement filing, or within 90 days of the respective founder’s termination. Concurrent with the execution of the notes, the founders early exercised their common stock options at the exercise price of $0.15 per share in accordance with the terms of the early exercise agreements. These options are subject to vesting conditions and are subject to forfeiture in the form of a company repurchase option at the original $0.15 per share price if the founders terminate employment prior to the vesting dates of the original option agreements.
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
Note 8 - Notes Payable
Long-term notes payable consisted of the following (in millions):

	As of December 31,
	2021	2020
Silicon Valley Bank (“SVB”) Term Loans	$20.0	$—
PPP loan	—	0.9
Term Loans unamortized loan issuance fees and costs	(1.2)	—
Total debt, net of issuance costs	18.8	0.9
Less current portion, net of loan issuance fees and costs	(9.5)	(0.6)
Total long-term notes payable, net of loan issuance fees and costs	$9.3	$0.3

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
On April 9, 2020, we entered into a PPP loan with JPMorgan Chase Bank, N.A. under the PPP of the CARES Act and received total proceeds of $0.9 million, with interest accruing at a rate of 0.98% per annum. The application for these funds required the us to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company and that we will use the loan funds to retain workers, maintain payroll, or make mortgage, lease, and utility payments. In accordance with the requirements of the CARES Act, we used the proceeds for payroll costs. In June 2021, the Company received notification from the SBA that the loan and accrued interest were forgiven in full. Accordingly, we recorded a gain on forgiveness of the PPP loan and interest in the consolidated statement of operations and comprehensive loss.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
SVB Loan
On July 9, 2021, we, as the borrower, entered into a Loan and Security Agreement with SVB and SVB Innovation Credit Fund VIII, L.P. (“SVB Innovation”) as the lenders, and SVB as the collateral agent. The total principal amount of the loans is $20 million (the “Term Loans”), and all obligations due under the Term Loans are collateralized by all of our right, title, and interest in and to its specified personal property in favor of the collateral agent. The Term Loans include events of default and covenant provisions, whereby accelerated repayment may result if we were to default. The Term Loans are subject to a final payment fee which was determined to be zero as a result of the completion of the Business Combination prior to October 10, 2021 (the “Outside Date”). Commencing on January 1, 2022, we shall repay the Term Loans in 24 equal monthly installments, which include principal and interest. The interest rate on the loans is a floating rate per annum equal to the greater of (1) 8.5% and (2) the Prime Rate plus the Prime Rate Margin (each as defined in the Loan and Security Agreement), which increases by 2% per annum upon the occurrence of an event of default. As of December 31, 2021, we accrued interest of $0.1 million, and for the year ended December 31, 2021, the Company recognized interest expense of $0.9 million.
Additionally, in conjunction with the issuance of the Term Loans, we agreed to issue 366,140 warrants to SVB and 366,140 warrants to SVB Innovation, totaling 732,280 warrants. We issued the warrants to the lenders as consideration for entering into the Term Loans, representing a loan issuance fee. Each warrant provides SVB and SVB Innovation with the right to purchase one share of our Class A common stock. We determined the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classified the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a gain or loss in our statement of operations and comprehensive loss. See Note 14 - Liability Classified Warrants for further details. The initial offsetting entry to the warrant liability was a debt discount recorded to reflect the loan issuance fee. We estimated the fair value of the warrants at the issuance date to be $1.2 million using the probability-weighted fair value of the warrants under two scenarios, the Business Combination occurring prior to, or after, the Outside Date, with the first scenario of the Business Combination occurring prior to the Outside Date weighted at 95% and the second scenario of the Business Combination occurring after the Outside Date weighted at 5%. For the second scenario, we determined the fair value of the warrants using a Monte Carlo simulation approach. Determining the fair value of these warrants under this model requires subjective assumptions.
Upon the closing of the Business Combination, the SVB warrants became public warrants. The subsequent measurement of the SVB warrants as of December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker ACHR WS. The quoted price of the public warrants was $1.16 as of December 31, 2021.
We also incurred issuance costs of $0.2 million. The loan issuance fee and issuance costs will be amortized to interest expense over the commitment period of 30 months. During the year ended December 31, 2021, we recognized interest expense in the amount of $0.2 million to the amortization of the loan issuance fee and issuance costs. The unamortized balance of the discount and issuance costs totaled $1.2 million as of December 31, 2021.
The future scheduled principal maturities of notes payable as of December 31, 2021 are as follows (in millions):

2022	$10.0
2023	10.0
$20.0
Note 9 - Commitments and Contingencies
Operating Leases
The Company leases office, lab, hangar, and storage facilities under various operating lease agreements with lease periods expiring between 2022 and 2023 and generally containing periodic rent increases and various renewal and termination options.
The Company’s lease costs were as follows (in millions):

Archer Aviation Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2021	2020
Operating lease cost	$2.1	$0.1
The Company’s weighted-average remaining lease term and discount rate were as follows:

	Year Ended December 31,
	2021	2020
Weighted-average remaining lease term (in months)	16	30
Weighted-average discount rate	11.06%	12.17%

The minimum aggregate future obligations under our non-cancelable operating leases as of December 31, 2021 were as follows (in millions):

2022	$3.4
2023	1.2
Total future lease payments	4.6
Less: imputed interest	(0.3)
Present value of future lease payments	$4.3
Supplemental cash information and non-cash activities related to right-of-use assets and lease liabilities were as follows (in millions):

	Year Ended December 31,
	2021	2020
Operating cash outflows from operating leases	$1.9	$0.1
Operating lease assets obtained in exchange for new lease liabilities	3.7	2.3
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
Wisk Litigation and Government Investigation
On April 6, 2021, Wisk Aero LLC (“Wisk”) brought a lawsuit against us in the United States District Court for the Northern District of California (the “District Court”) alleging misappropriation of trade secrets and patent infringement. On June 1, 2021, we filed a motion to dismiss the trade secret claims and filed counterclaims. On June 15, 2021, Wisk amended its complaint, and the following day we filed a motion to dismiss the amended complaint. On July 13, 2021, we filed amended counterclaims. On July 27, 2021, Wisk filed a motion to strike and dismiss certain of our amended counterclaims. On August 10, 2021, we filed an opposition to Wisk’s motion to strike and dismiss certain of the amended counterclaims. On August 24, 2021, the District Court denied our motion to dismiss the trade secret claims. On September 14, 2021, the District Court denied Wisk’s motion to strike and dismiss certain of our amended counterclaims. A trial on Wisk’s claims and our counterclaims has

Archer Aviation Inc.
Notes to Consolidated Financial Statements
been scheduled to begin on January 30, 2023. We continue to strongly believe Wisk’s lawsuit is without merit. We will continue to vigorously defend ourselves against Wisk’s claims and pursue our counterclaims.
On May 19, 2021, Wisk filed a motion for preliminary injunction and expedited discovery. On June 23, 2021, we filed an opposition to the motion for preliminary injunction. On July 22, 2021, the District Court denied Wisk’s motion for preliminary injunction. On August 20, 2021, Wisk filed a notice of appeal of the District Court’s denial of the motion for preliminary injunction. On September 30, 2021, Wisk withdrew its notice of appeal of the District Court’s denial of the motion for preliminary injunction.
Prior to Wisk bringing the lawsuit against us, on March 30, 2021, one of our employees, who is a former employee of Wisk, had a search warrant executed at his home in connection with a federal investigation. We placed this former Wisk employee on paid administrative leave in connection with this government investigation. In relation to the same investigation, we and three of our employees, who are also former Wisk employees, received grand jury subpoenas from the United States Attorney’s Office for the Northern District of California. On January 28, 2022, the U.S. Attorney’s Office informed us that, based on its review, it has made the decision not to bring charges against this employee and does not intend to continue its investigation.

The proceedings are in the early stages. We cannot predict their outcome or impact on us and our business. As such, and in consideration of the above, we have not accrued any amounts related to the award of damages or settlement of this matter with Wisk. Therefore, a negative result in these proceedings could have a material adverse effect on our reputation, financial position, liquidity, operations, and cash flows.
Note 10 - Preferred and Common Stock
Amended and Restated Certificate of Incorporation
Upon the effectiveness of our amended and restated certificate of incorporation on September 16, 2021, we are authorized to issue up to 700,000,000 shares of Class A common stock, par value $0.0001 per share, 300,000,000 shares of Class B common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. There were 162,789,591 and 49,828,517 shares of Class A common stock issued and outstanding as of December 31, 2021 and 2020, respectively. There were 74,937,945 and 66,714,287 shares of Class B common stock issued and outstanding as of December 31, 2021 and 2020, respectively.

Preferred Stock
As of December 31, 2021, no shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.
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

Archer Aviation Inc.
Notes to Consolidated Financial Statements
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
Dividends
Holders of Class A common stock and Class B common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefor. No dividends on common stock have been declared by the Company’s board of directors through December 31, 2021, and the Company does not expect to pay dividends in the foreseeable future.
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

Archer Aviation Inc.
Notes to Consolidated Financial Statements
Note 11 - Stock-Based Compensation
2021 Plan
In August 2021, we adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which was approved by the stockholders of the Company in September 2021 and became effective immediately upon the closing of the Business Combination. The 2021 Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, and other awards to employees, directors, and non-employees. Initially, the aggregate number of shares of Class A common stock that may be issued under the plan will not exceed 7,453,588 shares. In addition, the number of shares of Class A common stock reserved for issuance under the 2021 Plan will automatically increase on January 1st of each year, starting on January 1, 2022 and ending on December 31, 2030, in an amount equal to the lesser of (1) 2.0% of the total number of shares of Class A common stock outstanding on December 31 of the preceding year, or (2) a lesser number of Class A common stock determined by the board of directors prior to the date of the increase. The maximum number of Class A common stock that may be issued on the exercise of incentive stock options under the 2021 Plan is 22,360,764 shares.

2019 Plan

On October 11, 2019, we adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan terminated in connection with the Business Combination on September 16, 2021, and no further awards will be made under the 2019 Plan. Following the closing of the Business Combination, we assumed the outstanding stock options under the 2019 Plan and converted such stock options into options to purchase our common stock. Such stock options will continue to be governed by the terms of the 2019 Plan and the stock option agreements thereunder, until such outstanding options are exercised or until they terminate or expire.

Stock Options
A summary of our employee stock option activity is as follows (in millions, except share and per share data):

Archer Aviation Inc.
Notes to Consolidated Financial Statements

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	11,240,403	$0.11	9.61	$137.9
Granted	1,211,885	0.15
Exercised	(3,952,203)	0.12		39.1
Expired/forfeited	(54,464)	0.15
Outstanding as of December 31, 2021	8,445,621	0.12	8.64	50.0

Exercisable as of December 31, 2021	620,234	$0.10	8.50	$3.7
Vested and expected to vest as of December 31, 2021	8,445,621	0.12	8.64	50.0
A summary of our non-employee stock option activity is as follows (in millions, except share and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	1,396,696	$0.15	9.84	$17.1
Granted	65,737	0.15
Exercised	(463,833)	0.15		5.2
Outstanding as of December 31, 2021	998,600	0.15	8.85	5.9

Exercisable as of December 31, 2021	58,591	$0.15	8.93	$0.3
Vested and expected to vest as of December 31, 2021	998,600	0.15	8.85	5.9

Archer Aviation Inc.
Notes to Consolidated Financial Statements
In January 2021, we granted 1,277,622 incentive and non-statutory stock options under the 2019 Plan.
Determination of Fair Value
The assumptions used in the Black-Scholes option pricing model are provided in the following table.

	Year Ended December 31,
	2021	2020
Risk-free interest rate:
Employee stock options	0.62%	0.52 — 1.52%
Non-employee stock options	1.08%	0.79%
Expected term (in years):
Employee stock options	6.32	6.02 — 6.32
Non-employee stock options	10.00	10.00
Expected volatility:
Employee stock options	87.94%	60.00 — 70.00%
Non-employee stock options	88.03%	60.00%
Dividend yield:
Employee stock options	0.00%	0.00%
Non-employee stock options	0.00%	0.00%
Grant date fair value per share:
Employee stock options	$13.65	$0.02 — $0.08
Non-employee stock options	$13.68	$0.10
We recognized stock-based compensation expense of $3.4 million and $0.5 million for employee and non-employees, respectively, for stock options for the year ended December 31, 2021. For the year ended December 31, 2020, we recognized $0.1 million and an immaterial amount of stock-based compensation expense related to stock options for employees and non-employees, respectively.

As of December 31, 2021, the total remaining stock-based compensation expense for unvested stock options was $13.6 million and $0.5 million for employees and non-employees, respectively, which are expected to be recognized over a weighted-average period of 1.5 years and 0.9 years for employees and non-employees, respectively.

Restricted Stock Units
A summary of our restricted stock activity is as follows:

	Number of Shares	Weighted Average Grant Price
Outstanding as of January 1, 2021	570,722	$0.04
Granted	46,283,741	7.26
Vested	(10,596,167)	9.38
Forfeited	(8,900)	7.19
Outstanding as of December 31, 2021	36,249,396	6.53
In December 2021, we granted 6,265,293 RSUs under the 2021 Plan. The RSUs generally vest over a three or four-year period with a straight-line vesting and a 33% or 25% one-year cliff and remain subject to forfeiture if vesting conditions are not

Archer Aviation Inc.
Notes to Consolidated Financial Statements
met. Upon vesting, RSUs are settled in Class A common stock on a one-for-one basis. The shares of Class A common stock underlying this grant are not issued and outstanding until the applicable vesting date.
Immediately prior to closing of the Business Combination, each of our founders was granted 20,009,224 RSUs under the 2019 Plan pursuant to the terms and conditions of the Business Combination Agreement. Considering each of the founder’s existing equity ownership and assuming the Founder Grants fully vest, it would result in each of the founders owning approximately 18% of all outstanding shares of the Total Outstanding Capitalization of the Company (as defined in the Business Combination Agreement). One-quarter of each Founder Grant vests upon the achievement of the earlier to occur of (i) a price-based milestone or (ii) a performance-based milestone, with a different set of such price and performance-based milestones applying to each quarter of each Founder Grant and so long as the achievement occurs within seven years following the closing of the Business Combination.

We account for the Founder Grants as four separate tranches, with each tranche consisting of two award grants, a performance award grant and market award grant. Each tranche vests when either the market condition or performance condition is satisfied (only one condition is satisfied). We determined the fair value of the performance award by utilizing the trading price on the Closing Date. When the applicable performance milestone is deemed probable of being achieved, we will recognize compensation expense for the portion earned to date over the requisite period. For the market award, we determined both the fair value and derived service period using a Monte Carlo simulation model on the Closing Date. The Company will recognize compensation expense for the market award on a straight-line basis over the derived service period. If the applicable performance condition is not probable of being achieved, compensation cost for the value of the award incorporating the market condition is recognized, so long as the requisite service is provided. If the performance milestone becomes probable of being achieved, the full fair value of the award will be recognized, and any remaining expense for the market award will be cancelled.

The following assumptions were used to estimate the fair value, using the Monte Carlo simulation, of the market award grant:

December 31, 2021
Stock price	$9.92
Term (in years)	7
Volatility	55.00%
Risk-free interest rate	1.13%
Dividend yield	0.00%

For the year ended December 31, 2021, the Company recorded $118.1 million of expense for the amortized portion of the market award and the vesting of one-quarter of each Founder Grant, totaling 5,002,306 shares each of Class B common stock, in general and administrative expenses in the statements of operations and comprehensive loss. For the year ended December 31, 2021, the Company recorded recurring expense of $1.6 million related to restricted stock awards. For the year ended December 31, 2020, the Company recognized an immaterial amount of stock-based compensation expense related to restricted stock awards.

As of December 31, 2021, the total remaining stock-based compensation expense for unvested restricted stock was $322.3 million, which is expected to be recognized over a weighted-average period of 2.6 years.

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

Archer Aviation Inc.
Notes to Consolidated Financial Statements
The following table presents stock-based compensation expense included in each respective expense category in the statements of operations and comprehensive loss (in millions):

	Year Ended December 31,
	2021	2020
Research and development	$3.7	$—
General and administrative	119.9	0.2
Total stock-based compensation expense	$123.6	$0.2

Employee Stock Purchase Plan

In August 2021, we adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately upon the closing of the Business Combination. The ESPP permits eligible employees to purchase shares of Class A common stock at a price equal to 85% of the lower of the fair market value of Class A common stock on the first day of an offering or on the date of purchase. The maximum number of shares of Class A common stock that may be issued under the ESPP will not exceed 4,969,059 shares. Additionally, the number of shares of Class A common stock reserved for issuance under the ESPP will automatically increase on January 1st of each year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by the lesser of (i) 1.0% of the total number of shares of Class A common stock outstanding on December 31st of the preceding calendar year; (ii) 9,938,118 shares of Class A common stock; or (iii) such lesser number of shares of the Company as determined by the board of directors.

Warrants
A summary of our warrant activity is as follows (in millions, except share and per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	1,671,202	$0.01	3.85	$20.7
Issued	15,818,788	0.01
Exercised	(8,845,058)	0.01		85.3
Outstanding as of December 31, 2021	8,644,932	0.01	8.87	52.1

Vested as of December 31, 2021	1,524,522	$0.01	4.10	$9.2
United Airlines
On January 29, 2021, the Company entered into the Purchase Agreement, United Collaboration Agreement, and United Warrant Agreement with United. Under the terms of the Purchase Agreement, United has a conditional purchase order for up to 200 of our aircraft, with an option to purchase an additional 100 aircraft. Those purchases are conditioned upon us meeting certain conditions that include, but are not limited to, the certification of our aircraft by the FAA and further negotiation and reaching of mutual agreement on certain material terms related to the purchases. We issued 14,741,764 warrants to United to purchase shares of the Company’s common stock. Each warrant provides United with the right to purchase one share of our Class A common stock at an exercise price of $0.01 per share. The warrants vest in four equal installments in accordance with the following milestones: the execution of the Purchase and United Collaboration Agreements, completion of the Business Combination, the certification of the aircraft by the FAA, and the initial sale of aircraft to United.
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

Archer Aviation Inc.
Notes to Consolidated Financial Statements
allocate value in a stay private scenario. Given the $0.01 exercise price, each warrant also had a fair value of $13.35 at the grant date.
The Company determined that as a result of the relationship established by signing the Purchase Agreement, United is a customer with the intention of obtaining the output of the Company’s ordinary activities (design and production of aircraft). United has not contracted to share in the risks and benefits of development of the aircraft, and United is not otherwise involved in the development of the aircraft. As a result, the Company accounts for the Purchase and United Collaboration Agreements under ASC 606. The Company identified the sale of each aircraft ordered by United as a separate performance obligation in the contract. As the performance obligations have not been satisfied, the Company has not recognized any revenue as of December 31, 2021.
With respect to the four warrant vesting milestones outlined above, the Company accounts for them as consideration payable to a customer under ASC 606 related to the future purchase of aircraft by United. Pursuant to ASC 718, the Company measured the grant date fair value of the warrants to be recognized upon the achievement of each of the four milestones and the vesting of the related warrants. The Company determined that the warrants will be classified as equity awards based on the criteria of ASC 480, Distinguishing Liabilities from Equity and ASC 718.
Pursuant to ASC 606, consideration payable to the customer is generally accounted for as a reduction to revenue and recorded at the later of when (i) the entity recognizes revenue for the transfer of related goods, or (ii) the entity pays the consideration. Due to the nature of the four warrant vesting milestones, and the Company’s unique circumstances upon the actual or anticipated vesting dates as described below, the recognition pattern and cost presentation of each will differ. For the first milestone, issuance of the warrant in conjunction with the execution of the Purchase and United Collaboration Agreements, the Company has recorded the grant date fair value of the respective warrant tranche at the vesting date upon satisfaction of the milestone. The Company does not believe that the consideration payable for the first milestone was provided in exchange for a distinct good or service. Rather, the consideration was to induce United to commit to a contingent purchase agreement for an aircraft from the Company. The related costs for this milestone were recorded in other warrant expense in the statements of operations and comprehensive loss due to the absence of historical or probable future revenue. For the second milestone, the completion of the Business Combination, the related costs were also recorded in other warrant expense in the statements of operations and comprehensive loss due to the absence of historical or probable future revenue. For the third warrant vesting milestone, the certification of the aircraft by the FAA, the Company will assess whether it is probable that the award will vest at the end of every reporting period. If and when the award is deemed probable of vesting, the Company will begin capitalizing the grant date fair value of the associated warrant as an asset through the vesting date and subsequently amortize the asset as a reduction to revenue as it sells the new aircraft to United. For the fourth milestone, the sale of aircraft to United, the Company will record the cost associated with the vesting of each portion of warrants within this milestone as a reduction of the transaction price as revenue is recognized for each sale of the aircraft. As of December 31, 2021, the first and second vesting milestones had been achieved. Accordingly, the Company recorded the associated expense of $117.3 million for the year ended December 31, 2021 related to 8,845,058 warrants that vested.
FCA US LLC
On November 6, 2020, we entered into a Collaboration Agreement with FCA US LLC (“FCA”) (the “FCA Collaboration Agreement”), in which both parties agreed to work together to complete a series of fixed duration collaboration projects related to our ongoing efforts to design, develop, and bring up production capabilities for our aircraft. We issued a warrant to FCA on November 6, 2020, in which FCA has the right to purchase up to 1,671,202 shares of our Class A common stock at an exercise price of $0.01 per share (subject to appropriate adjustment in the event of a stock dividend, stock split, combination, or other similar recapitalization). In September 2020, a valuation of the Company’s common and preferred stock was performed, valuing our common stock and Series A Preferred Stock at $0.15 and $1.20 per share, respectively. The warrant expires on November 6, 2025. Shares under the warrant vest based on the completion of specific aircraft development milestones identified under the FCA Collaboration Agreement which are expected to be achieved on a rolling basis through December 2022.
As the Company is currently in pre-revenue stage and is not generating any revenue from the FCA Collaboration Agreement, all costs incurred with third parties are recorded based on the nature of the cost incurred. The Company accounts for the warrant in accordance with the provisions of ASC 718. The Company will assess whether it is probable that the award will vest for each of the seven milestones at the end of every reporting period. If and when the award is deemed probable of vesting, the Company will recognize compensation expense for the portion of the grant determined probable of vesting on a

Archer Aviation Inc.
Notes to Consolidated Financial Statements
straight-line basis over the duration of each milestone. If services had been provided by FCA prior to management determining the milestone is probable of being achieved, a cumulative catch-up adjustment will be recorded for services performed in prior periods. Costs incurred under the FCA Collaboration Agreement and warrant are associated with the design, development, and bring up of production for our aircraft. During the year ended December 31, 2021, the Company recorded $0.2 million in R&D expense in the statements of operations and comprehensive loss. As of December 31, 2021, four milestones have been completed, amounting to 986,010 shares that have vested.
FCA Italy S.p.A.
On July 19, 2021, we entered into a manufacturing consulting agreement with an affiliate of FCA, FCA Italy S.p.A. (“FCA Italy”) (the “Manufacturing Consulting Agreement”), in which both parties agreed to work together to complete a series of fixed duration projects to develop manufacturing and production processes in connection with our ongoing efforts to bring up production capabilities for our aircraft. In conjunction with the Manufacturing Consulting Agreement, we issued a warrant to FCA Italy, in which FCA Italy has the right to purchase up to 1,077,024 shares of our Class A common stock at an exercise price of $0.01 per share. In August 2021, a valuation of the warrant was performed, valuing it at $8.98 per share. The shares underlying the warrant vest in two equal installments in accordance with two time-based milestones.

The Company accounts for the warrant in accordance with ASC 718. The Company recognized compensation cost for half of the shares that were fully vested upon execution of the Manufacturing Consulting Agreement. The Company will recognize compensation cost for the remaining half of the warrant as the related services are received from FCA Italy on a straight-line basis over the service period of 12 months. During the year ended December 31, 2021, the Company recorded $6.8 million of expense in R&D expense in the statements of operations and comprehensive loss related to the warrants that vested.
Note 12 - Income Taxes
The Company’s loss before income taxes was approximately $347.8 million and $24.8 million for the years ended December 31, 2021 and 2020, respectively. The Company’s loss was generated entirely in the United States.
Current income tax for the years ended December 31, 2021 and 2020 was zero. The Company did not record any deferred income tax provision for the years ended December 31, 2021 and 2020. The related increase in the deferred tax asset was offset by the increase in valuation allowance.
The following table presents the principal reasons for the difference between the effective tax rate and the federal statutory income tax rate of 21%:

	Year Ended December 31,
	2021	2020
Federal income tax (benefit)	21.0%	21.0%
State and local income taxes (net of federal benefit)	2.6%	8.8%
Nondeductible expenses	(0.2)%	(0.1)%
Warrant expense	(7.1)%	—%
Nondeductible officers’ compensation	(6.9)%	—%
Other	0.8%	—%
Credits	1.3%	—%
Change in valuation allowance	(11.5)%	(29.7)%
Effective tax rate	0.0%	0.0%
Differences between state statutory rate and state effective tax rate for the year ended December 31, 2021 primarily relate to the disallowance of warrant expense as a deduction for tax purposes and limitations imposed on certain share-based compensation under Section 162(m).
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are provided below (in millions):

Archer Aviation Inc.
Notes to Consolidated Financial Statements

	As of December 31,
	2021	2020
Deferred Tax Assets:
Net operating loss carryforwards	$22.4	$7.5
Accrued expenses	0.7	—
Operating lease liabilities	1.2	0.7
Stock-based compensation	1.3	—
Warrants	2.0	—
Capitalized R&D expenses	14.9	—
Credits	6.1	—
Other	0.1	—
Gross deferred tax assets	48.7	8.2
Less: valuation allowance	(47.1)	(7.2)
Deferred tax assets, net of valuation allowance	1.6	1.0
Deferred Tax Liabilities:
Depreciation and amortization	(0.3)	(0.4)
Right-of-use assets	(1.3)	(0.6)
Total deferred tax liabilities	(1.6)	(1.0)
Total net deferred tax assets	$—	$—
In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Based upon the analysis of federal and state deferred tax balances and future tax projections and the Company’s lack of taxable income in the carryback period, the Company recorded a valuation allowance against the federal and state deferred tax assets of $47.1 million.
As of December 31, 2021 and 2020, the Company has U.S. federal net operating loss (“NOL”) carryforwards of $81.4 million and $27.0 million, respectively, which can be carried forward indefinitely. As of December 31, 2021 and 2020, the Company has state NOL carryforwards of $76.7 million and $26.7 million, respectively, which will both begin to expire in 2038.
In the ordinary course of its business, the Company incurs costs that, for tax purposes, are determined to be qualified R&D expenditures within the meaning of IRC §41 and are, therefore, eligible for the Increasing Research Activities credit under IRC §41. The U.S. federal R&D tax credit carryforward is $3.9 million and $2.1 million for December 31, 2021 and 2020, respectively. The U.S. federal R&D tax credit carryforward begins to expire in 2039. The state R&D tax credit carryforward is $3.1 million and $0.8 million for December 31, 2021 and 2020, respectively, which can be carried forward indefinitely.
The following table summarizes the activity related to the Company’s unrecognized tax benefits during the years ended December 31, 2021 and 2020 (in millions):

Balance as of December 31, 2019	$—
Increases related to current year tax positions	2.0
Balance as of December 31, 2020	2.0
Increases related to current year tax positions	0.3
Decreases based on tax positions related to prior years	(2.0)
Balance as of December 31, 2021	$0.3
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2021 and 2020 is zero due to the valuation allowance that would otherwise be recorded on the deferred tax asset associated with the recognized position. During the years ended December 31, 2021 and 2020, the Company recognized no interest and

Archer Aviation Inc.
Notes to Consolidated Financial Statements
penalties related to uncertain tax positions. It is not expected that there will be a significant change in uncertain tax positions in the next 12 months.
In accordance with Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (generally defined as a cumulative change of more than 50% in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs and R&D tax credits to offset post-change taxable income and post-change tax liabilities, respectively. The Company’s existing NOLs and R&D credits may be subject to limitations arising from previous ownership changes, and the ability to utilize NOLs could be further limited by Section 382 and Section 383 of the Code. In addition, future changes in the Company’s stock ownership, some of which may be outside of the Company’s control, could result in an ownership change under Section 382 and Section 383 of the Code. The amount of such limitations, if any, has not been determined.

The Company is subject to taxation and files income tax returns with the U.S. federal government and the state of California. The tax years ended December 31, 2018 through December 31, 2020 remain open to examination by the Internal Revenue Service and New York State Department of Revenue, and from December 31, 2020, by the California Franchise Tax Board. In addition, the utilization of NOL and R&D credit carryforwards is subject to federal and state review for the periods in which those net losses were incurred. The Company is not under audit by any tax jurisdictions at this time.
Note 13 - 401(k) Savings Plan
We maintain a 401(k) savings plan for the benefit of our employees. We make matching contributions equal to 50% of each employee contribution, subject to the maximum amount established by the Internal Revenue Service. All current employees are eligible to participate in the 401(k) savings plan. Our matching contributions were $0.8 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively.
Note 14 - Liability Classified Warrants
As of December 31, 2021, there were 17,398,947 public warrants outstanding. Public warrants may only be exercised for a whole number of shares. No fractional shares are issued upon exercise of the public warrants. The public warrants became exercisable on October 30, 2021, 12 months after the closing of the initial public offering of Atlas. The public warrants will expire five years from the consummation of the Business Combination or earlier upon redemption or liquidation.

Once the public warrants become exercisable, the Company may redeem the public warrants for redemption:
•in whole and not in part;
•at a price of $0.01 per public warrant;
•upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
•if, and only if, the closing price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after the warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Each public warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share. The exercise price and number of Class A common stock issuable upon exercise of the public warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger, or consolidation. The public warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the public warrants.

As of December 31, 2021, there were 8,000,000 private placement warrants outstanding. The private placement warrants are identical to the public warrants underlying the shares sold in the initial public offering of Atlas, except that the private placement warrants and the shares of Class A common stock issuable upon the exercise of the private placement warrants

Archer Aviation Inc.
Notes to Consolidated Financial Statements
became transferable, assignable, and salable as of October 16, 2021, 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.
Note 15 - Subsequent Events

We evaluated subsequent events and transactions that occurred after the balance sheet date through the date of the issuance of these consolidated financial statements. Other than as described below, we did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.
On January 14, 2022, we entered into a sublease agreement with Forescout Technologies, Inc. The sublease is for approximately 96,000 rentable square feet of building space in the building located at 190 West Tasman Drive, San Jose, California. Archer intends that the premises will become its corporate headquarters. The term of the sublease commences on March 26, 2022 and will expire on October 31, 2026, with no option to extend. Base rent payments due under the sublease are expected to be approximately $12 million in the aggregate over the term of the sublease. We are also responsible for certain other costs under the sublease, such as certain build-out expenses, operating expenses, taxes, assessments, insurance, and utilities.
On March 9, 2022, we entered into a lease agreement with SIR Properties Trust. The lease is for approximately 68,000 rentable square feet of building space in the building located at 77 Rio Robles, San Jose, California. Archer intends that the premises will be used for lab space and a low rate initial production facility. The term of the lease commences 210 days after the landlord delivers possession of the premises to us, subject to certain demolition work being completed, and will expire 90 months thereafter, with an option for us to extend the term for one additional five-year period. Base rent payments due under the lease are expected to be approximately $15 million in the aggregate over the term of the lease. We are also responsible for certain other costs under the lease, such as certain build-out expenses, operating expenses, taxes, assessments, insurance, and utilities. However, the lease does require that the landlord shall provide us with an allowance that may be applied against certain of our build-out and moving expenses. The foregoing summary of key terms of the lease does not purport to be complete and is subject to, and qualified in its entirety by, the complete text of the lease, a copy of which we expect to file with our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2022.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
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
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our co-Chief Executive Officers and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act. Based on this evaluation and as a result of the material weaknesses described below, our co-Chief Executive Officers and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level.

However, after giving full consideration to these material weaknesses, and the additional analyses and other procedures that we performed to ensure that our consolidated financial statements included in this Annual Report were prepared in accordance with U.S. GAAP, our management has concluded that our consolidated financial statements included in this Annual Report fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.
In connection with the preparation and audit of our financial statements, we identified certain control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses. The material weaknesses are:
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
▪We did not design and maintain formal accounting policies, procedures, and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of business performance reviews, account reconciliations, and journal entries.
▪We did not design and maintain effective controls over IT general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain:
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
These material weaknesses resulted in immaterial audit adjustments to the research and development expense and property and equipment line items in our financial statements and related disclosures for the years ended December 31, 2020 and 2019, the general and administrative expense line item and within current liabilities in our consolidated financial statements and related disclosures for the year ended December 31, 2021, and a revision to our consolidated condensed financial statements for the period ended March 31, 2021 to reclassify certain costs within operating expenses from research and development expense to other warrant expense. Additionally, each of these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

Remediation Measures

We are taking the necessary steps to remediate the material weaknesses to comply with Section 404(a) of Sarbanes-Oxley Act. Management, with the participation of the Audit Committee and the Board of Directors, is engaged in remedial activities to address the material weaknesses described above. Those remediation measures are ongoing and include the following:
▪We have prepared a remediation plan for each of the material weaknesses and intend to train process owners, develop new controls, enhance existing controls, evaluate process adoption, and monitor results;
▪We have recently hired and plan to continue to hire in 2022, additional accounting, human resources and payroll, and IT personnel to bolster our accounting and IT capabilities and capacity, and to establish and maintain our internal controls;
▪We designed and continue to implement controls to formalize roles and review responsibilities that align with our team’s skills and experience and designing and implementing formal controls over segregation of duties;
▪We have engaged third-party professionals to assist management in designing and implementing a formal risk assessment process to identify and evaluate changes in our business and the impact on our internal controls;
▪We are implementing formal processes, policies, and procedures supporting our financial close process, including establishing and reviewing thresholds for business performance reviews, formalizing procedures over the review of financial statements, and creation of standard balance sheet reconciliation templates and journal entry controls; and
▪We continue to design and implement IT general controls, including controls over the review and updating of user access rights and privileges and implementing more robust IT policies and procedures over change management, data backup authorization, and computer operations.
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

Management’s Report on Internal Control over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) as allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s internal control over financial reporting in the period between the consummation date of the reverse acquisition and the date of management’s assessment of internal control over financial reporting (pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations).
As discussed elsewhere in this report, we completed a business combination of Archer Aviation, Inc., Atlas, and Artemis Acquisition Sub Inc. on September 16, 2021, pursuant to which was effected by the merger of Archer Aviation, Inc. and Artemis Acquisition Sub, Inc. Prior to the merger, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the merger were insignificant compared to those of the consolidated entity post-merger. The design of our internal control over financial reporting following the merger has required and will continue to require significant time and resources from management and other personnel. If management were to conduct an assessment regarding our internal control over financial reporting, however, its scope would include the criteria set forth by the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Except as otherwise described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

Lease Agreement with SIR Properties Trust
On March 9, 2022, we entered into a lease agreement with SIR Properties Trust. The lease is for approximately 68,000 rentable square feet of building space in the building located at 77 Rio Robles, San Jose, California. Archer intends that the premises will be used for lab space and a low rate initial production facility. The term of the lease commences 210 days after the landlord delivers possession of the premises to us, subject to certain demolition work being completed, and will expire 90 months thereafter, with an option for us to extend the term for one additional five-year period. Base rent payments due under the lease are expected to be approximately $15 million in the aggregate over the term of the lease. We are also responsible for certain other costs under the lease, such as certain build-out expenses, operating expenses, taxes, assessments, insurance, and utilities. However, the lease does require that the landlord shall provide us with an allowance that may be applied against certain of our build-out and moving expenses. The foregoing summary of key terms of the lease does not purport to be complete and is subject to, and qualified in its entirety by, the complete text of the lease, a copy of which we expect to file with our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2022.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report:
1. Financial Statements

See Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report.

2. Financial Statement Schedules

Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included.

3.Exhibits

The exhibits listed below are filed as part of this Annual Report or are incorporated by reference as indicated.

Exhibit	Description
2.1††
Amended and Restated Business Combination Agreement, dated as of July 29, 2021, by and among Atlas Crest Investment Corp., Artemis Acquisition Sub Inc. and Archer Aviation Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K (File No. 001-39668), filed July 29, 2021)

3.1	Amended and Restated Certificate of Incorporation of Archer Aviation Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 001-39668), filed September 22, 2021)
3.2	Amended and Restated Bylaws of Archer Aviation Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K (File No. 001-39668), filed September 22, 2021)
4.1*	Description of Archer Aviation Inc.’s Securities
4.2
Warrant Agreement, dated October 27, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 001-39668), filed November 2, 2020

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

10.3†	Archer 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Form 8-K (File No. 001-39668), filed September 22, 2021)
10.4†	Form of Stock Option Grant Package under Archer 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Form 8-K (File No. 001-39668), filed September 22, 2021)
10.5†	Form of RSU Grant Package under Archer 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Form 8-K (File No. 001-39668), filed September 22, 2021)
10.6†	Archer 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Form 8-K (File No. 001-39668), filed September 22, 2021)
10.7†	Form of Stock Option Grant Package under Archer 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to Form 8-K (File No. 001-39668), filed September 22, 2021)
10.8†	Form of RSU Grant Package under Archer 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to Form 8-K (File No. 001-39668), filed September 22, 2021)
10.9†	Form of Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to Form 8-K (File No. 001-39668), filed September 22, 2021)
10.10†	Offer Letter, dated September 16, 2021, by and between the Company and Brett Adcock (incorporated by reference to Exhibit 10.12 to Form 8-K (File No. 001-39668), filed September 22, 2021)

Exhibit	Description
10.11†	Offer Letter, dated September 16, 2021, by and between the Company and Adam Goldstein (incorporated by reference to Exhibit 10.13 to Form 8-K (File No. 001-39668), filed September 22, 2021)
10.12†
Offer Letter, dated November 19, 2019, by and between the Company and Tom Muniz (incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-4 (File No. 333-254007) filed August 10, 2021)

10.13†	Offer Letter, dated June 24, 2021, by and between the Company and Ben Lu (incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-4 (File No. 333-254007) filed August 10, 2021)
10.14†
Offer Letter, dated May 5. 2021, by and between the Company and Andy Missan (incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-4 (File No. 333-254007) filed August 10, 2021)

10.15
Sublease Agreement, dated July 1, 2020, by and between Aurora Innovation, Inc. and Archer Aviation Inc. (incorporated by reference to Exhibit 10.12 to Registration Statement on S-4 (File No. 333-254007), filed August 10, 2021)

10.16
Lease Agreement, dated December 11, 2020, by and between Jack Dymond Lathing Co. and Archer Aviation Inc. (incorporated by reference to Exhibit 10.13 to Registration Statement on S-4 (File No. 333-254007), filed August 10, 2021)

10.17
Sublease Agreement, dated March 1, 2020, by and between Delta Mike Enterprises, LLC and Archer Aviation Inc. (incorporated by reference to Exhibit 10.14 to Registration Statement on S-4 (File No. 333-254007), filed August 10, 2021)

10.18
Lease Agreement, dated April 14, 2021, by and between NC Investments, LLC and Archer Aviation Inc. (incorporated by reference to Exhibit 10.15 to Registration Statement on S-4 (File No. 333-254007), filed August 10, 2021)

10.19
Storage/R&D Space License Agreement, dated March 15, 2021, by and between J.V. Lewis Enterprises, Inc. and Archer Aviation Inc. (incorporated by reference to Exhibit 10.16 to Registration Statement on S-4 (File No. 333-254007), filed August 10, 2021)

10.20
Warrant to Purchase Shares, dated as of November 6, 2020, by and among FCA US LLC and Archer Aviation Inc. (incorporated by reference to Exhibit 10.8 to Registration Statement on S-4 (File No. 333-254007), filed August 10, 2021)

10.21*	Warrant to Purchase Shares, dated as of January 29, 2021, by and among United Airlines, Inc. and Archer Aviation Inc.
10.22
Warrant to Purchase Shares, dated as of February 26, 2021, by and among Mesa Air Group, Inc. and Archer Aviation Inc. (incorporated by reference to Exhibit 10.9 to Registration Statement on S-4 (File No. 333-254007), filed August 10, 2021)

10.23*	Warrant to Purchase Shares, dated as of July 19, 2021, by and between FCA Italy, S.p.A. and Archer Aviation Inc.
10.24	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-39668), filed February 10, 2021)
10.25
Amended and Restated Registration Rights Agreement, by and between the Company and certain stockholders, dated September 16, 2021 (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-39668), filed September 22, 2021)

10.26
Loan and Security Agreement, dated July 9, 2021, by and among Silicon Valley Bank, in its capacity as administrative agent and collateral agent, Silicon Valley Bank and SVB Innovation Credit Fund VIII, L.P., as lenders, and Archer Aviation Inc. (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-4 (File No. 333-254007), filed August 3, 2021)

10.27	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.26 to Form 8-K (File No. 001-39668), filed September 22, 2021)
10.28	Form of Transaction Support Agreement (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-4 (File No. 333-254007), filed March 8, 2021)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Form 8-K (File No. 001-39668), filed September 22, 2021)
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
24.1*	Power of Attorney (reference is made to the signature page thereto)
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit	Description
31.2*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________
*Filed herewith.
†Indicates management contract or compensatory plan or arrangement.
††    Certain of the exhibits and schedules to these exhibits have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
#    This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCHER AVIATION INC.

March 14, 2022	By:	/s/ Mark Mesler
Mark Mesler
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brett Adcock, Adam Goldstein and Mark Mesler, and each of them, as his or her true and lawful attorneys-in-fact, proxies and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with any exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact, proxies and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies and agents, or their or his or her substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brett Adcock	Co-Chief Executive Officer and Co-Chairman of the Board of Directors (Principal Co-Executive Officer)	March 14, 2022
Brett Adcock

/s/ Adam Goldstein	Co-Chief Executive Officer and Co-Chairman of the Board of Directors (Principal Co-Executive Officer)	March 14, 2022
Adam Goldstein
/s/ Mark Mesler	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2022
Mark Mesler

/s/ Deborah Diaz	Director	March 14, 2022
Deborah Diaz

/s/ Fred Diaz	Director	March 14, 2022
Fred Diaz

/s/ Oscar Munoz	Director	March 14, 2022
Oscar Munoz

/s/ Barbara J. Pilarski	Director	March 14, 2022
Barbara J. Pilarski
/s/ Maria Pinelli	Director	March 14, 2022
Maria Pinelli

/s/ Michael Spellacy	Director	March 14, 2022
Michael Spellacy