Form 10-Q
period 2022-03-31
Archer Aviation Inc.
filed 2022-05-12
CIK 1824502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 6, 2022, the number of shares of the registrant’s Class A common stock outstanding was 169,477,724, and the number of shares of the registrant’s Class B common stock outstanding was 70,951,345.

Archer Aviation Inc.
For 10-Q
For the Quarterly Period Ended March 31, 2022

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements. All statements, other than statements of present or historical fact included or incorporated by reference, in this Quarterly Report regarding our future financial performance, as well as our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would,” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

These forward-looking statements are based on information available as of the date of this Quarterly Report, and current expectations, assumptions, hopes, beliefs, intentions and strategies regarding future events. Accordingly, forward-looking statements in this Quarterly Report and in any document incorporated herein by reference should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2022 (the “Annual Report”). Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, the Annual Report, and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. Moreover, new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks and uncertainties, the future events and circumstances discussed in this Quarterly Report and the Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

As used herein, “Archer,” “the Company,” “Registrant,” “we,” “us,” “our,” and similar terms include Archer Aviation Inc. and its subsidiaries, unless the context indicates otherwise.

“Archer” and our other registered and common law trade names and trademarks of ours appearing in this Quarterly Report are our property. This Quarterly Report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.
ii

Part I - Financial Information
Item 1. Financial Statements
Archer Aviation Inc.
Consolidated Condensed Balance Sheets
(In millions, except share and per share data; unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$704.2	$746.6
Restricted cash	2.9	0.3
Prepaid expenses	9.3	7.6
Other current assets	0.4	0.3
Total current assets	716.8	754.8
Property and equipment, net	5.9	5.9
Intangible assets, net	0.4	0.5
Right-of-use assets	12.7	4.5
Other long-term assets	2.1	2.7
Total assets	$737.9	$768.4
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1.8	$3.4
Current portion of lease liabilities	3.6	3.1
Current portion of notes payable	9.5	9.5
Accrued expenses and other current liabilities	19.4	12.3
Total current liabilities	34.3	28.3
Notes payable, net of current portion	7.0	9.3
Lease liabilities, net of current portion	8.8	1.2
Warrant liabilities	23.8	30.3
Other long-term liabilities	0.3	0.4
Total liabilities	74.2	69.5
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 700,000,000 shares authorized; 165,201,225 and 162,789,591 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Class B common stock, $0.0001 par value; 300,000,000 shares authorized; 73,579,586 and 74,937,945 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	1,096.5	1,072.5
Accumulated deficit	(432.8)	(373.6)
Total stockholders’ equity	663.7	698.9
Total liabilities and stockholders’ equity	$737.9	$768.4
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Operations and Comprehensive Loss
(In millions, except share and per share data; unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses
Research and development	$27.5	$10.1
General and administrative	37.8	6.6
Other warrant expense	—	78.2
Total operating expenses	65.3	94.9
Loss from operations	(65.3)	(94.9)
Other income, net	6.5	—
Interest expense, net	(0.4)	—
Loss before income taxes	(59.2)	(94.9)
Net loss and comprehensive loss	$(59.2)	$(94.9)

Net loss per share, basic and diluted	$(0.25)	$(1.70)
Weighted-average shares outstanding, basic and diluted	239,802,805	55,796,898
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In millions, except share data; unaudited)

	Common Stock				Additional Paid-in Capital
	Class A		Class B			Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	162,789,591	$—	74,937,945	$—	$1,072.5	$(373.6)	$698.9
Conversion of Class B to Class A common stock	1,757,980	—	(1,757,980)	—	—	—	—
Issuance of restricted stock and restricted stock expense	300,014	—	—	—	16.0	—	16.0
Exercise of stock options	353,640	—	399,621	—	0.1	—	0.1
Issuance of warrants and warrant expense	—	—	—	—	1.2	—	1.2
Stock-based compensation	—	—	—	—	6.7	—	6.7
Net loss	—	—	—	—	—	(59.2)	(59.2)
Balance as of March 31, 2022	165,201,225	$—	73,579,586	$—	$1,096.5	$(432.8)	$663.7

	Common Stock				Additional Paid-in Capital
	Class A		Class B			Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	49,828,517	$—	66,714,287	$—	$61.7	$(25.8)	$35.9
Exercise of stock options	147,319	—	525,044	—	—	—	—
Issuance of warrants	—	—	—	—	78.2	—	78.2
Stock-based compensation	—	—	—	—	0.9	—	0.9
Net loss	—	—	—	—	—	(94.9)	(94.9)
Balance as of March 31, 2021	49,975,836	$—	67,239,331	$—	$140.8	$(120.7)	$20.1
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Cash Flows
(In millions; unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(59.2)	$(94.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	0.6	0.2
Debt discount and issuance cost amortization	0.2	—
Stock-based compensation	24.5	0.9
Change in fair value of warrant liabilities	(6.6)	—
Non-cash lease expense	0.9	0.3
Research and development warrant expense	1.2	—
Other warrant expense	—	78.2
Changes in operating assets and liabilities:
Prepaid expenses	(1.7)	—
Other current assets	(0.1)	(0.1)
Other long-term assets	0.6	—
Accounts payable	(1.6)	3.7
Accrued expenses and other current liabilities	5.3	—
Operating lease right-of-use assets and lease liabilities, net	(0.9)	(0.3)
Net cash used in operating activities	(36.8)	(12.0)
Cash flows from investing activities
Purchase of property and equipment	(0.6)	(1.1)
Net cash used in investing activities	(0.6)	(1.1)
Cash flows from financing activities
Repayment of long-term debt	(2.5)	—
Proceeds from exercise of stock options	0.1	—
Net cash used in financing activities	(2.4)	—
Net decrease in cash, cash equivalents, and restricted cash	(39.8)	(13.1)
Cash, cash equivalents, and restricted cash, beginning of period	746.9	36.6
Cash, cash equivalents, and restricted cash, end of period	$707.1	$23.5

Supplemental Cash Flow Information:
Cash paid for interest	$0.3	$—
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$—	$0.1
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)

Note 1 - Organization and Nature of Business
Organization and Nature of Business

Archer Aviation Inc. (the “Company,” “we,” “us” or “our”), a Delaware corporation, with its headquarters located in Palo Alto, California, is an aerospace company. The Company’s mission is to advance the benefits of sustainable air mobility. The Company’s goal is to move people throughout the world’s cities in a quick, safe, sustainable, and cost-effective manner. To accomplish this goal, the Company is designing and developing an electric vertical takeoff and landing (“eVTOL”) aircraft for use in future urban air mobility (“UAM”) networks.
The Company’s Planned Lines of Business

Upon receipt of all necessary Federal Aviation Administration (“FAA”) certifications and any other government approvals necessary for the Company to manufacture and operate its aircraft, the Company intends to operate two complementary lines of business. The Company’s core focus is direct-to-consumer (“Archer UAM”) with its secondary focus being business-to-business (“Archer Direct”).

Archer UAM

The Company plans to operate its own UAM ecosystem initially in select major U.S. cities, such as Los Angeles and Miami. The Company’s UAM ecosystem will operate using its eVTOL aircraft, which is currently in development.

Archer Direct

The Company also plans to selectively sell a certain amount of its eVTOL aircraft to third parties.
Business Combination

On September 16, 2021 (the “Closing Date”), Archer Aviation Inc., a Delaware corporation (prior to the closing of the Business Combination (as defined below), “Legacy Archer”), Atlas Crest Investment Corp., a Delaware corporation (“Atlas”), and Artemis Acquisition Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Atlas (“Merger Sub”), consummated the closing of the transactions contemplated by the Business Combination Agreement, dated February 10, 2021, as amended and restated on July 29, 2021, by and among Atlas, Legacy Archer and Merger Sub (the “Business Combination Agreement”), following approval at a special meeting of the stockholders of Atlas held on September 14, 2021 (the “Special Meeting”). Unless otherwise specified or unless the context otherwise requires, references in these notes to Legacy Archer refer to Archer prior to the Business Combination and references in these notes to “New Archer” refer to Archer following the Business Combination.
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

The financial statements included in this Quarterly Report on Form 10-Q reflect (i) the historical operating results of Legacy Archer prior to the Business Combination; (ii) the combined results of Atlas and Legacy Archer following the closing of the Business Combination; (iii) the assets and liabilities of Legacy Archer at their historical cost; and (iv) the Company’s equity structure for all periods presented.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The rapid spread of COVID-19 caused volatility and disruption in financial markets and prompted governments and businesses to take unprecedented measures such as travel restrictions, quarantines, shelter-in-place orders, and business shutdowns. The impact of the COVID-19 pandemic continues to evolve due to, among other reasons, the emergence of additional variants or strains of COVID-19. As such, the full magnitude of the pandemic’s effect on the Company’s financial condition, liquidity, and future results of operations is uncertain. Management continues to actively monitor the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce, but currently does not anticipate any material impairments as a result of COVID-19 and will continue to evaluate the impact of COVID-19 on an ongoing basis.
Note 2 - Liquidity and Going Concern
Since the Company’s formation, the Company has devoted substantial effort and capital resources to the design and development of its planned eVTOL aircraft and UAM network. Funding of these activities has primarily been through the net proceeds received from the issuance of related and third-party debt (Note 6), and the sale of preferred and common stock to related and third parties (Note 8). Through March 31, 2022, the Company has incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $432.8 million. Following the closing of the Business Combination on the Closing Date, the Company received net cash proceeds of $801.8 million. Additionally, the Company had cash and cash equivalents of $704.2 million as of March 31, 2022, which management believes will be sufficient to fund the Company’s current operating plan for at least the next 12 months from the date these consolidated condensed financial statements were issued.
There can be no assurance that the Company will be successful in achieving its business plans, that the Company’s current capital will be sufficient to support its ongoing business plans, or that any additional financing will be available in a timely manner or on acceptable terms, if at all. If the Company’s business plans require it to raise additional capital, but the Company is unable to do so, it may be required to alter, or scale back its aircraft design, development and certification programs, as well as its manufacturing capabilities, or be unable to fund capital expenditures. Any such events would have a material adverse effect on the Company’s financial position, results of operations, cash flows, and ability to achieve the Company’s intended business plans.
Note 3 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of financial position, results of operations, and cash flows for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2021 set forth in the Company’s Annual Report on Form 10-K. The December 31, 2021 consolidated condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
The Company has provided a discussion of significant accounting policies, estimates, and judgments in the Company’s audited consolidated financial statements. There have been no changes to the Company’s significant accounting policies since December 31, 2021 which are expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

Retroactive Application of Reverse Recapitalization

The Business Combination was accounted for as a reverse recapitalization of equity structure. Pursuant to U.S. GAAP, the Company retrospectively recast its weighted-average outstanding shares within the Company’s consolidated condensed statement of operations and comprehensive loss for the three months ended March 31, 2021. As part of the closing, all of

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Legacy Archer’s issued Series Seed redeemable convertible preferred stock and Series A redeemable convertible preferred stock were converted into Legacy Archer common stock, which were converted again, along with all other issued and outstanding common stock of Legacy Archer, into New Archer Class A common stock and New Archer Class B common stock. The basic and diluted weighted-average Legacy Archer common stock were retroactively converted to New Archer Class A common stock and New Archer Class B common stock to conform to the recast in the consolidated condensed statements of stockholders’ equity.

Cash, Cash Equivalents, and Restricted Cash
Cash consists of cash on deposit with financial institutions. Cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of three months or less from the date of purchase. The Company’s cash and cash equivalents include money market funds of $0.3 million as of each of March 31, 2022 and December 31, 2021. Money market funds, which are considered cash equivalents, are recorded at fair value and classified as Level 1 within the fair value hierarchy.
Restricted cash consists of cash held as security for the Company’s standby letters of credit to support three of the Company’s leased properties. Refer to Note 7 - Commitments and Contingencies for further details.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the balance sheets that sum to amounts reported on the statements of cash flows:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$704.2	$746.6
Restricted cash	2.9	0.3
Total cash, cash equivalents, and restricted cash	$707.1	$746.9
Fair Value Measurements
The Company applies the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, which defines a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurements. The provisions of ASC 820 relate to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring and nonrecurring basis. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
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
The carrying amounts of the Company’s cash, accounts payable, accrued compensation, and accrued liabilities approximate fair value due to the short-term nature of these instruments. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)

Description	Level	March 31, 2022	December 31, 2021
		(In millions)
Assets:
Money Market Funds	1	$0.3	$0.3

Liabilities:
Warrant Liability – Public Warrants	1	$15.9	$20.2
Warrant Liability – Private Placement Warrants	3	$7.9	$10.1
Public Warrants

The measurement of the public warrants as of March 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “ACHR WS.” The quoted price of the public warrants was $0.91 per warrant as of March 31, 2022.
Private Placement Warrants
The Company utilizes a Monte Carlo simulation model for the private placement warrants at each reporting period, with changes in fair value recognized in the statement of operations and comprehensive loss. The estimated fair value of the private placement warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model and Monte Carlo simulation model are assumptions related to expected share-price volatility, expected life, risk-free interest rate, and dividend yield.
The key inputs into the Monte Carlo simulation model for the private placement warrants are as follows:

Input	March 31, 2022	December 31, 2021
Stock price	$4.81	$6.04
Strike price	$11.50	$11.50
Dividend yield	0.00%	0.00%
Term (in years)	4.46	4.71
Volatility	51.1%	45.3%
Risk-free rate	2.43%	1.22%
The following table presents the change in fair value of the Company’s Level 3 private placement warrants during the three months ended March 31, 2022 (in millions):

Balance as of December 31, 2021	$10.1
Change in fair value	(2.2)
Balance as of March 31, 2022	$7.9

The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $6.6 million within other income, net in the consolidated condensed statement of operations and comprehensive loss during the three months ended March 31, 2022. Refer to Note 12 - Liability Classified Warrants for additional information about the public and private placement warrants.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Certain financial instruments, including debt, are not measured at fair value on a recurring basis in the balance sheets. The fair value of debt as of March 31, 2022 approximates its carrying value.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Certain assets and liabilities are subject to measurement at fair value on a non-recurring basis if there are indicators of impairment or if they are deemed to be impaired as a result of an impairment review.
Intangible Assets, Net
Intangible assets consist solely of domain names and are recorded at cost, net of accumulated amortization, and if applicable, impairment charges. Amortization of domain names is provided over a 15-year estimated useful life on a straight-line basis or based on the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has analyzed a variety of factors in light of the known impact to date of the COVID-19 pandemic on the Company’s business to determine if any circumstance could trigger an impairment loss, and, at this time and based on the information presently known, do not believe that it is more likely than not that an impairment loss has been incurred.
As of March 31, 2022 and December 31, 2021, the net carrying amounts for domain names were $0.4 million and $0.5 million recorded in the Company’s consolidated condensed balance sheets, respectively.

Net Loss Per Share
Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding. For all periods presented, the calculation of basic net loss per share excludes shares issued upon the early exercise of stock options where the vesting conditions have not been satisfied.
Because the Company reported net losses for all periods presented, diluted loss per share is the same as basic loss per share.
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
Because the Company reported net losses for all periods presented, all potentially dilutive common stock equivalents are antidilutive and have been excluded from the calculation of net loss per share. The diluted net loss per common share was the same for Class A and Class B common shares because they are entitled to the same liquidation and dividend rights.
The following table presents the number of antidilutive shares excluded from the calculation of diluted net loss per share:

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	8,604,636	11,899,579
Unvested restricted stock units	38,662,368	285,361
Warrants	32,268,677	10,282,292
Series Seed redeemable convertible preferred stock	—	18,193,515
Series A redeemable convertible preferred stock	—	46,267,422
Total	79,535,681	86,928,169
Comprehensive Loss
There were no differences between net loss and comprehensive loss presented in the consolidated condensed statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for convertible instruments by removing certain separation models in ASC 470-20, Debt—Debt with Conversion and Other Options, for convertible instruments. The ASU updates the guidance on certain embedded conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, such that those features are no longer required to be separated from the host contract. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. Further, the ASU made amendments to the EPS guidance in Topic 260 for convertible instruments, the most significant impact of which is requiring the use of the if-converted method for diluted EPS calculation, and no longer allowing the net share settlement method. The ASU also made revisions to Topic 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope exception from derivative accounting. The amendments to Topic 815-40 change the scope of contracts that are recognized as assets or liabilities. The ASU is effective for public business entities, excluding smaller reporting companies, for interim and annual periods beginning after December 15, 2021, with early adoption permitted. For all other entities, the amendments are effective for interim and annual periods beginning after December 15, 2023. Adoption of the ASU can either be on a modified retrospective or full retrospective basis. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements and related disclosures.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s financial statements.
Note 4 - Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	March 31, 2022	December 31, 2021
Furniture, fixtures, and equipment	$3.0	$2.8
Computer hardware	2.8	2.5
Computer software	0.5	0.5
Website design	0.5	0.5
Leasehold improvements	1.0	1.0
Construction in progress	0.1	—
Total property and equipment	7.9	7.3
Less: Accumulated depreciation	(2.0)	(1.4)
Total property and equipment, net	$5.9	$5.9
The following table presents depreciation expense included in each respective expense category in the consolidated condensed statements of operations and comprehensive loss (in millions):

	Three Months Ended March 31,
	2022	2021
Research and development	$0.4	$0.1
General and administrative	0.2	0.1
Total depreciation expense	$0.6	$0.2

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Note 5 - Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	March 31, 2022	December 31, 2021
Accrued professional fees	$13.7	$6.9
Accrued employee costs	4.0	2.6
Accrued parts and materials	0.1	0.9
Taxes payable	0.6	0.6
Accrued capital expenditures	0.1	0.4
Accrued marketing fees	0.1	0.3
Other current liabilities	0.8	0.6
Total	$19.4	$12.3
Note 6 - Notes Payable
Long-term notes payable consisted of the following (in millions):

	March 31, 2022	December 31, 2021
Silicon Valley Bank (“SVB”) Term Loans	$17.5	$20.0
Term Loans unamortized discount and loan issuance costs	(1.0)	(1.2)
Total debt, net of discount and loan issuance costs	16.5	18.8
Less current portion, net of discount and loan issuance costs	(9.5)	(9.5)
Total long-term notes payable, net of discount and loan issuance costs	$7.0	$9.3

SVB Loan
On July 9, 2021, the Company, as the borrower, entered into a Loan and Security Agreement with SVB and SVB Innovation Credit Fund VIII, L.P. (“SVB Innovation”) as the lenders, and SVB as the collateral agent. The total principal amount of the loans is $20 million (the “Term Loans”), and all obligations due under the Term Loans are collateralized by all of the Company’s right, title, and interest in and to its specified personal property in favor of the collateral agent. The Term Loans include events of default and covenant provisions, whereby accelerated repayment may result if the Company were to default. On January 1, 2022, the Company began repaying the Term Loans, which are payable in 24 equal monthly installments, including principal and interest. The interest rate on the loans is a floating rate per annum equal to the greater of (i) 8.5% and (ii) the Prime Rate plus the Prime Rate Margin (each as defined in the Loan and Security Agreement), which increases by 2% per annum upon the occurrence of an event of default. For the three months ended March 31, 2022, the Company recognized interest expense of $0.4 million.
Additionally, in conjunction with the issuance of the Term Loans, the Company issued 366,140 warrants to SVB and 366,140 warrants to SVB Innovation, totaling 732,280 warrants. The Company issued the warrants to the lenders as consideration for entering into the Term Loans, representing a loan issuance fee. Each warrant provides SVB and SVB Innovation with the right to purchase one share of the Company’s Class A common stock. The Company recorded the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized as a gain or loss in the Company’s consolidated condensed statements of operations and comprehensive loss. The initial offsetting entry to the warrant liability was a debt discount recorded to reflect the loan issuance fee. See Note 12 - Liability Classified Warrants for further details.

Upon the closing of the Business Combination, the SVB warrants became public warrants. The subsequent measurement of the SVB warrants as of March 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “ACHR WS.” The quoted price of the public warrants was $0.91 as of March 31, 2022.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
During the three months ended March 31, 2022, the Company recognized interest expense of $0.2 million related to the amortization of the discount and issuance costs. The unamortized balance of the discount and issuance costs was $1.0 million as of March 31, 2022.
The future scheduled principal maturities of notes payable as of March 31, 2022 are as follows (in millions):

Remaining 2022	$7.5
2023	10.0
$17.5
Note 7 - Commitments and Contingencies
Operating Leases
The Company leases office, lab, hangar, and storage facilities under various operating lease agreements with lease periods expiring between 2022 and 2026 and generally containing periodic rent increases and various renewal and termination options.
On January 14, 2022, the Company entered into a sublease agreement with Forescout Technologies, Inc. The sublease is for approximately 96,000 rentable square feet of building space in the building located at 190 West Tasman Drive, San Jose, California. The Company intends that the premises will become its corporate headquarters. The term of the sublease commenced on February 26, 2022 and will expire on October 31, 2026, with no right to extend. The Company is also responsible for certain other costs under the sublease, such as certain build-out expenses, operating expenses, taxes, assessments, insurance, and utilities.
On March 9, 2022, the Company entered into a lease agreement with SIR Properties Trust. The lease is for approximately 68,000 rentable square feet of building space in the building located at 77 Rio Robles, San Jose, California. The Company intends that the premises will be used for lab space and a low rate initial production facility. The term of the lease commences 210 days after the landlord delivers possession of the premises to the Company, subject to certain demolition work being completed, and will expire 90 months thereafter, with an option for the Company to extend the term for one additional five-year period. Base rent payments due under the lease are expected to be approximately $15.0 million in the aggregate over the term of the lease. The Company is also responsible for certain other costs under the lease, such as certain build-out expenses, operating expenses, taxes, assessments, insurance, and utilities. However, the lease requires that the landlord shall provide the Company with an allowance that may be applied against certain of the Company’s build-out and moving expenses. As of March 31, 2022, the lease has not commenced.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
The Company’s lease costs were as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$1.1	$0.3
The Company’s weighted-average remaining lease term and discount rate were as follows:

	Three Months Ended March 31,
	2022	2021
Weighted-average remaining lease term (in months)	43	27
Weighted-average discount rate	11.36%	11.39%

The minimum aggregate future obligations under the Company’s non-cancelable operating leases as of March 31, 2022 were as follows (in millions):

Remaining 2022	$3.4
2023	3.8
2024	2.8
2025	2.9
2026	2.5
Total future lease payments	15.4
Less: imputed interest	(3.0)
Present value of future lease payments	$12.4
Supplemental cash flow information and non-cash activities related to right-of-use assets and lease liabilities were as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Operating cash outflows from operating leases	$0.9	$0.3
Operating lease assets obtained in exchange for new lease liabilities	9.1	0.8
Letters of Credit
On February 23, 2022, in conjunction with the sublease the Company entered into for its new corporate headquarters, the Company entered into a standby letter of credit in the amount of $1.5 million in favor of the lessor, to satisfy the security deposit or other obligations of the leased property. The standby letter of credit will be automatically reduced and renewed annually through February 1, 2026.
In addition, on March 31, 2022, in conjunction with the lease the Company entered into for its new lab space and low rate initial production facility, the Company entered into a standby letter of credit in the amount of $1.2 million in favor of the lessor, to satisfy the security deposit of the leased property. The standby letter of credit automatically renews annually through September 28, 2030.
As of March 31, 2022, the Company had standby letters of credit in the aggregate outstanding amount of $2.9 million, secured with restricted cash, to support three of the Company’s leased properties.
Litigation
During the ordinary course of the business, the Company may be subject to legal proceedings, various claims, and litigation. Such proceedings can be costly, time consuming, and unpredictable, and therefore, no assurance can be given that the final outcome of such proceedings will not materially impact financial condition or results of operations.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Wisk Litigation and Government Investigation
On April 6, 2021, Wisk Aero LLC (“Wisk”) brought a lawsuit against the Company in the United States District Court for the Northern District of California (the “District Court”) alleging misappropriation of trade secrets and patent infringement. The Company has filed certain counterclaims for defamation, tortious interference and unfair competition.
On May 19, 2021, Wisk filed a motion for preliminary injunction and expedited discovery. On June 23, 2021, the Company filed an opposition to the motion for preliminary injunction. On July 22, 2021, the District Court denied Wisk’s motion for preliminary injunction. On August 20, 2021, Wisk filed a notice of appeal of the District Court’s denial of the motion for preliminary injunction. On September 30, 2021, Wisk withdrew its notice of appeal of the District Court’s denial of the motion for preliminary injunction.

On January 19, 2022, the Company filed a motion for judgment on the pleadings to dismiss two of Wisk’s asserted patents as invalid, which the District Court granted on April 19, 2022. The District Court separately ordered Wisk to narrow its trade secret case to 10 of the 52 alleged trade secrets and its patent case to eight claims across all patents by September 1, 2022. A trial on Wisk’s claims and the Company’s counterclaims has been scheduled to begin on April 17, 2023.

On April 6, 2022, the Company brought a lawsuit against The Boeing Company (“Boeing”) in the Superior Court of California, County of Santa Clara (the “Superior Court”), asserting substantially the same claims set forth in the Company’s counterclaims against Wisk. On April 11, 2022, the Superior Court issued an order staying discovery and the responsive pleading deadline until after the case management conference set for August 2022.

The Company continues to strongly believe Wisk’s lawsuit is without merit. The Company will continue to vigorously defend itself against Wisk’s claims and pursue the Company’s counterclaims against Wisk and its claims against Boeing. Because these proceedings are still in the early stages, the Company cannot predict their outcome or impact on the Company and its business. As such, and in consideration of the above, the Company has concluded that a potential loss amount or a potential range of loss is not probable or reasonably estimable under ASC 450, Contingencies, and therefore has not accrued any amounts related to the award of damages or settlement of this matter with Wisk. Therefore, a negative result in these proceedings could have a material adverse effect on the Company’s financial position, liquidity, operations, and cash flows.
Prior to Wisk bringing the lawsuit against the Company, on March 30, 2021, one of the Company’s employees, who is a former employee of Wisk, had a search warrant executed at his home in connection with a federal investigation. The Company placed this former Wisk employee on paid administrative leave in connection with this government investigation. In relation to the same investigation, the Company and three of its employees, who are also former Wisk employees, received grand jury subpoenas from the United States Attorney’s Office for the Northern District of California. On January 28, 2022, the U.S. Attorney’s Office informed the Company that, based on its review, it decided not to bring charges against this employee and does not intend to continue its investigation.
Note 8 - Preferred and Common Stock
Preferred Stock
As of March 31, 2022, no shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.

Class A and Class B Common Stock
Except for voting rights and conversion rights, or as otherwise required by applicable law, the shares of the Company’s Class A common stock and Class B common stock have the same powers, preferences, and rights and rank equally, share ratable and are identical in all respects as to all matters. The rights, privileges, and preferences are as follows:
Voting

Holders of the Company’s Class A common stock are entitled to one vote per share on all matters to be voted upon by the stockholders, and holders of Class B common stock are entitled to ten votes per share on all matters to be voted upon by the stockholders. The holders of Class A common stock and Class B common stock will generally vote together as a single class on

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
all matters submitted to a vote of the stockholders, unless otherwise required by Delaware law or the Company’s amended and restated certificate of incorporation.
Dividends
Holders of Class A common stock and Class B common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefor. No dividends on common stock have been declared by the Company’s board of directors through March 31, 2022, and the Company does not expect to pay dividends in the foreseeable future.
Preemptive Rights
Stockholders have no preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to Class A common stock and Class B common stock.
Conversion
Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. In addition, each share of Class B common stock will automatically convert into one share of Class A common stock upon transfer to a non-authorized holder. In addition, Class B common stock is subject to “sunset” provisions, under which all shares of Class B common stock will automatically convert into an equal number of shares of Class A common stock upon the earliest to occur of (i) the ten-year anniversary of the closing of the Business Combination, (ii) the date specified by the holders of two-thirds of the then outstanding Class B common stock, voting as a separate class, and (iii) when the number of Class B common stock represents less than 10% of the aggregate number of Class A common stock and Class B common stock then outstanding. In addition, each share of Class B common stock will automatically convert into an equal number of Class A common stock upon the earliest to occur of (a) in the case of a founder of the Company, the date that is nine months following the death or incapacity of such founder, and, in the case of any other holder, the date of the death or incapacity of such holder, (b) in the case of a founder of the Company, the date that is 12 months following the date that such founder ceases to provide services to the Company and its subsidiaries as an executive officer, employee or director of the Company, and, in the case of any other holder, immediately at the occurrence of any such event, and (c) in the case of a founder of the Company or any other holder, at least 80% (subject to customary capitalization adjustments) of the Class B common stock held by such founder or holder (on a fully as converted/as exercised basis) as of immediately following the closing of the Business Combination having been transferred (subject to exceptions for certain permitted transfers).
During the three months ended March 31, 2022, 1,757,980 shares of Class B common stock were converted into Class A common stock.
Liquidation
In the event of the Company’s voluntary or involuntary liquidation, dissolution, distribution of assets or winding-up, subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of the Company’s common stock will be entitled to receive an equal amount per share of all of the Company’s assets of whatever kind available for distribution to stockholders, after the rights of the holders of any preferred stock have been satisfied.
Note 9 - Stock-Based Compensation
2021 Plan
In August 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which was approved by the stockholders of the Company in September 2021 and became effective immediately upon the closing of the Business Combination. The 2021 Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, and other awards to employees, directors, and non-employees. Initially, the aggregate number of shares of Class A common stock that may be issued under the plan will not exceed 7,453,588 shares. In addition, the number of shares of Class A common stock reserved for issuance under the 2021 Plan will automatically increase on January 1st of each year, starting on January 1, 2022 and ending on December 31, 2030, in an amount equal to the lesser of (1) 2.0% of the total number of shares of Class A common stock outstanding on December 31 of the preceding year, or (2) a lesser number of Class A common stock determined by the board of directors prior to the date of the

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
increase. In accordance therewith, the number of shares of Class A common stock reserved for issuance under the 2021 Plan increased by 3,255,791 shares on January 1, 2022.

In connection with the adoption of the 2021 Plan, the Company ceased issuing awards under its 2019 Equity Incentive Plan (the “2019 Plan”). Following the closing of the Business Combination, the Company assumed the outstanding stock options under the 2019 Plan and converted such stock options into options to purchase the Company’s common stock. Such stock options will continue to be governed by the terms of the 2019 Plan and the stock option agreements thereunder, until such outstanding options are exercised or until they terminate or expire.

Employee Stock Purchase Plan

In August 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately upon the closing of the Business Combination. The ESPP permits eligible employees to purchase shares of Class A common stock at a price equal to 85% of the lower of the fair market value of Class A common stock on the first day of an offering or on the date of purchase. The maximum number of shares of Class A common stock that may be issued under the ESPP will not exceed 4,969,059 shares. Additionally, the number of shares of Class A common stock reserved for issuance under the ESPP will automatically increase on January 1st of each year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by the lesser of (i) 1.0% of the total number of shares of Class A common stock outstanding on December 31st of the preceding calendar year; (ii) 9,938,118 shares of Class A common stock; or (iii) such lesser number of shares of the Company as determined by the board of directors. In accordance therewith, the number of shares of Class A common stock reserved for issuance under the ESPP increased by 1,627,895 on January 1, 2022. As of March 31, 2022, there have been no purchases under the ESPP, and therefore, no shares have been issued.

Quarterly Equity Awards
Subject to the achievement of certain performance goals established by the Company from time to time, the Company’s employees are eligible to receive an annual incentive bonus that will entitle them to a quarterly grant of a number of restricted stock units (“RSUs”) determined by dividing 25% of the annual bonus target amount by the closing price of the Company’s Class A common stock on the date of grant. The RSUs will be fully vested on the date of grant. Furthermore, all the quarterly equity awards are contingent and issued only upon approval by the Company’s board of directors. During the three months ended March 31, 2022, the Company recognized stock-based compensation expense of $1.8 million related to these quarterly equity awards, which are expected to be granted in the subsequent fiscal quarter.

Stock Options
A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2022	9,444,221	$0.12	8.66	$55.9
Exercised	(753,261)	0.12		2.7
Expired/forfeited	(86,324)	0.13
Outstanding as of March 31, 2022	8,604,636	0.12	8.41	40.4
Exercisable as of March 31, 2022	952,603	0.12	8.30	4.5
Vested and expected to vest as of March 31, 2022	8,604,636	0.12	8.41	40.4
The Company recognized stock-based compensation expense of $1.0 million and $0.9 million for stock options for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the total remaining stock-based compensation expense for unvested stock options was $12.7 million, which is expected to be recognized over a weighted-average period of 1.3 years.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Restricted Stock Units
A summary of the Company’s RSU activity is as follows:

	Number of Shares	Weighted Average Grant Price
Outstanding as of January 1, 2022	36,249,396	$6.53
Granted	1,462,209	3.06
Vested	(300,014)	5.07
Forfeited	(624,223)	7.19
Outstanding as of March 31, 2022	36,787,368	6.39
In February 2022, the Company granted 1,462,209 RSUs under the 2021 Plan. The RSUs generally vest over a three- or four-year period with a straight-line vesting and a 33% or 25% one-year cliff and remain subject to forfeiture if vesting conditions are not met. Upon vesting, RSUs are settled in Class A common stock on a one-for-one basis. The shares of Class A common stock underlying RSU grants are not issued and outstanding until the applicable vesting date.

Immediately prior to closing of the Business Combination, each of the Company’s founders was granted 20,009,224 RSUs under the 2019 Plan pursuant to the terms and conditions of the Business Combination Agreement (the “Founder Grants”). Considering each of the founder’s existing equity ownership and assuming the Founder Grants fully vest, it would result in each of the founders owning approximately 18% of all outstanding shares of the Total Outstanding Capitalization of the Company (as defined in the Business Combination Agreement). One-quarter of each Founder Grant vests upon the achievement of the earlier to occur of (i) a price-based milestone or (ii) a performance-based milestone, with a different set of such price and performance-based milestones applying to each quarter of each Founder Grant and so long as the achievement occurs within seven years following the closing of the Business Combination.

The Company accounts for the Founder Grants as four separate tranches, with each tranche consisting of two award grants, a performance award grant and market award grant. Each tranche vests when either the market condition or performance condition is satisfied (only one condition is satisfied). The Company determined the fair value of the performance award by utilizing the trading price on the Closing Date. When the applicable performance milestone is deemed probable of being achieved, the Company will recognize compensation expense for the portion earned to date over the requisite period. For the market award, the Company determined both the fair value and derived service period using a Monte Carlo simulation model on the Closing Date. The Company will recognize compensation expense for the market award on a straight-line basis over the derived service period. If the applicable performance condition is not probable of being achieved, compensation cost for the value of the award incorporating the market condition is recognized, so long as the requisite service is provided. If the performance milestone becomes probable of being achieved, the full fair value of the award will be recognized, and any remaining expense for the market award will be canceled.

One-quarter of each Founder Grant, totaling 5,002,306 shares each of Class B common stock, vested immediately prior to the Closing Date pursuant to the terms and conditions of the Business Combination Agreement. During the three months ended March 31, 2022, the Company recorded $16.0 million of expense for the amortized portion of the market award for the remaining three tranches in general and administrative expenses in the consolidated condensed statements of operations and comprehensive loss.
For the three months ended March 31, 2022 and 2021, the Company recorded $5.7 million and less than $0.1 million of stock-based compensation expense, respectively, related to RSU awards.

As of March 31, 2022, the total remaining stock-based compensation expense for unvested RSUs was $300.1 million, which is expected to be recognized over a weighted-average period of 2.3 years.

The Company records stock-based compensation expense for stock-based compensation awards based on the fair value on the date of grant. The stock-based compensation expense is recognized ratably over the course of the requisite service period.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
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
The following table presents stock-based compensation expense included in each respective expense category in the statements of operations and comprehensive loss (in millions):

	Three Months Ended March 31,
	2022	2021
Research and development	$5.4	$0.7
General and administrative	19.1	0.2
Total stock-based compensation expense	$24.5	$0.9

Warrants
A summary of the Company’s warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2022	8,644,932	$0.01	8.87	$52.1
Issued	—	—
Exercised	—	—		—
Outstanding as of March 31, 2022	8,644,932	0.01	8.87	52.1

Vested and exercisable as of March 31, 2022	1,775,202	$0.01	3.82	$8.5
United Airlines
On January 29, 2021, the Company entered into a Purchase Agreement (the “Purchase Agreement”), Collaboration Agreement (the “United Collaboration Agreement”), and Warrant Agreement with United Airlines, Inc. (“United”). Under the terms of the Purchase Agreement, United has a conditional purchase order for up to 200 of the Company’s aircraft, with an option to purchase an additional 100 aircraft. Those purchases are conditioned upon the Company meeting certain conditions that include, but are not limited to, the certification of the Company’s aircraft by the FAA and further negotiation and reaching of mutual agreement on certain material terms related to the purchases. The Company issued 14,741,764 warrants to United to purchase shares of the Company’s Class A common stock. Each warrant provides United with the right to purchase one share of the Company’s Class A common stock at an exercise price of $0.01 per share. The warrants vest in four equal installments in accordance with the following milestones: the execution of the Purchase Agreement and the United Collaboration Agreement, the completion of the Business Combination, the certification of the aircraft by the FAA, and the initial sale of aircraft to United.
The Company accounts for the Purchase Agreement and the United Collaboration Agreement under ASC 606, Revenue from Contracts with Customers. The Company identified the sale of each aircraft ordered by United as a separate performance obligation in the contract. As the performance obligations have not been satisfied, the Company has not recognized any revenue as of March 31, 2022.
With respect to the four warrant vesting milestones outlined above, the Company accounts for them as consideration payable to a customer under ASC 606 related to the future purchase of aircraft by United. Pursuant to ASC 718, Compensation — Stock Compensation, the Company measured the grant date fair value of the warrants to be recognized upon the achievement of each of the four milestones and the vesting of the related warrants. The Company determined that the warrants will be classified as equity awards based on the criteria of ASC 480, Distinguishing Liabilities from Equity and ASC 718. For the first milestone, issuance of the warrants in conjunction with the execution of the Purchase Agreement and the United Collaboration

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Agreement, the Company recorded the grant date fair value of the respective warrant tranche at the vesting date upon satisfaction of the milestone, and the related costs were recorded in other warrant expense due to the absence of historical or probable future revenue. For the second milestone, the completion of the Business Combination transaction, the related costs were also recorded in other warrant expense due to the absence of historical or probable future revenue. For the third milestone, the certification of the aircraft by the FAA, the Company will assess whether it is probable that the award will vest at the end of every reporting period. If and when the award is deemed probable of vesting, the Company will begin capitalizing the grant date fair value of the associated warrants as an asset through the vesting date and subsequently amortize the asset as a reduction to revenue as it sells the new aircraft to United. For the fourth milestone, the sale of aircraft to United, the Company will record the cost associated with the vesting of each portion of warrants within this milestone as a reduction of the transaction price as revenue is recognized for each sale of the aircraft. During the three months ended March 31, 2022, no other warrant expense was recognized. During the three months ended March 31, 2021, the Company recorded $78.2 million in other warrant expense in the consolidated condensed statements of operations and comprehensive loss related to the achievement of the first milestone. A total of 8,845,058 warrants vested from achievement of the first two milestones and were exercised during the fiscal year ended December 31, 2021.
FCA US LLC
On November 6, 2020, the Company entered into a Collaboration Agreement with FCA US LLC (“FCA”) (the “FCA Collaboration Agreement”), in which both parties agreed to work together to complete a series of fixed duration collaboration projects related to the Company’s ongoing efforts to design, develop, and bring up production capabilities for its aircraft. The Company issued a warrant to FCA on November 6, 2020, in which FCA has the right to purchase up to 1,671,202 shares of the Company’s Class A common stock at an exercise price of $0.01 per share (subject to appropriate adjustment in the event of a stock dividend, stock split, combination, or other similar recapitalization). Shares under the warrant vest based on the completion of specific aircraft development milestones identified under the FCA Collaboration Agreement, which are expected to be achieved on a rolling basis through December 2022.
As the Company is currently in pre-revenue stage and is not generating any revenue from the FCA Collaboration Agreement, all costs incurred with third parties are recorded based on the nature of the cost incurred. The Company accounts for the warrant in accordance with the provisions of ASC 718. The Company will assess whether it is probable that the award will vest for each of the seven milestones at the end of every reporting period. If and when the award is deemed probable of vesting, the Company will recognize compensation expense for the portion of the grant determined probable of vesting on a straight-line basis over the duration of each milestone. If services had been provided by FCA prior to management determining the milestone is probable of being achieved, a cumulative catch-up adjustment will be recorded for services performed in prior periods. Costs incurred under the FCA Collaboration Agreement and warrant are associated with the design, development, and bring up of production for the Company’s aircraft. During the three months ended March 31, 2022 and 2021, the Company recorded less than $0.1 million of R&D expense in each period in the consolidated condensed statements of operations and comprehensive loss related to the completion of certain milestones. As of March 31, 2022, a total of five milestones have been completed, amounting to 1,236,690 shares that have vested.
FCA Italy S.p.A.
On July 19, 2021, the Company entered into a Manufacturing Consulting Agreement with an affiliate of FCA, FCA Italy S.p.A. (“FCA Italy”) (the “Manufacturing Consulting Agreement”), in which both parties agreed to work together to complete a series of fixed duration projects to develop manufacturing and production processes in connection with the Company’s ongoing efforts to bring up production capabilities for its aircraft. In conjunction with the Manufacturing Consulting Agreement, the Company issued a warrant to FCA Italy, in which FCA Italy has the right to purchase up to 1,077,024 shares of the Company’s Class A common stock at an exercise price of $0.01 per share. The shares underlying the warrant vest in two equal installments in accordance with two time-based milestones.

The Company accounts for the warrant in accordance with ASC 718. The Company recognized compensation cost for half of the shares that were fully vested upon execution of the Manufacturing Consulting Agreement. The Company will recognize compensation cost for the remaining half of the warrant as the related services are received from FCA Italy on a straight-line basis over the service period of 12 months. During the three months ended March 31, 2022, the Company recorded $1.2 million of R&D expense in the consolidated condensed statements of operations and comprehensive loss related to services received during the period for the second milestone.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Note 10 - Income Taxes
The Company recognized zero and less than $0.1 million of income tax expense for the three months ended March 31, 2022 and 2021, respectively, resulting in an effective tax rate of 0%. The effective tax rate is different from the federal statutory tax rate primarily due to a full valuation allowance against deferred tax assets.
In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Based upon the analysis of federal and state deferred tax balances, future tax projections, and the Company’s lack of taxable income in the carryback period, the Company recorded a full valuation allowance against the federal and state deferred tax assets as of March 31, 2022 and 2021.
Note 11 - 401(k) Savings Plan
The Company maintains a 401(k) savings plan for the benefit of its employees. The Company makes matching contributions equal to 50% of each employee contribution, subject to the maximum amount established by the Internal Revenue Service. All current employees are eligible to participate in the 401(k) savings plan. The Company’s matching contributions were approximately $0.5 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.
Note 12 - Liability Classified Warrants
As of March 31, 2022, there were 17,398,947 public warrants outstanding. Public warrants may only be exercised for a whole number of shares. No fractional shares are issued upon exercise of the public warrants. The public warrants became exercisable on October 30, 2021, 12 months after the closing of the initial public offering of Atlas. The public warrants will expire five years from the consummation of the Business Combination or earlier upon redemption or liquidation.

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

As of March 31, 2022, there were 8,000,000 private placement warrants outstanding. The private placement warrants are identical to the public warrants underlying the shares sold in the initial public offering of Atlas, except that the private placement warrants and the shares of Class A common stock issuable upon the exercise of the private placement warrants became transferable, assignable, and salable on October 16, 2021, 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private placement

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
warrants are held by someone other than the initial purchasers or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.
Note 13 - Subsequent Events
On April 18, 2022, the Company announced a leadership transition to a sole CEO, which it believes will help simplify its operating structure, and appointed Adam Goldstein to that role. Brett Adcock’s service as the Company’s Co-CEO ended effective April 13, 2022 (the “Separation Date”). Mr. Adcock and the Company have entered into a separation agreement (the “Separation Agreement”), dated April 28, 2022, pursuant to which Mr. Adcock agreed to a customary general release and waiver of claims, a covenant not to sue the Company, and a twelve month lock-up period related to the transfer of any capital stock (or securities convertible into capital stock) of the Company, subject to a limited exception to (i) sell a limited portion of his holdings in each of the third and fourth quarters of 2022 and the first quarter of 2023 and (ii) transfer shares in connection with the payment of taxes associated with the settlement of shares underlying the Founder Grant (as defined in Note 9 - Stock-Based Compensation). The Separation Agreement entitles Mr. Adcock to receive certain severance benefits after the Separation Date, including but not limited to: (i) salary continuation payments based on his current salary of $600,000 for a period of twenty-four months, less standard payroll deductions and tax withholdings; (ii) an additional cash bonus severance payment equal to $600,000, which equals two times the amount of Mr. Adcock’s target annual bonus for 2022; (iii) a cash severance payment with respect to COBRA premiums equal to $64,602.48; (iv) twenty-four months of accelerated vesting of Mr. Adcock’s unvested shares subject to time-based equity awards (excluding the Founder Grant); (v) eligibility for continued vesting upon the achievement of certain milestones of the Founder Grant that will remain outstanding for fifteen months following the Separation Date; and (vi) an additional payment equal to $1,500,000.

On May 9, 2022, the Board of Directors of the Company received a letter from Mr. Adcock resigning as a director of the Company, effective immediately.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report includes forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. See the section titled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report and Part I, Item 1A, “Risk Factors” in the Company’s Annual Report. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report and the audited financial statements as of and for the year ended December 31, 2021 set forth in our Annual Report.
Overview
Our mission is to advance the benefits of sustainable air mobility. Our goal is to move people throughout the world’s cities in a quick, safe, sustainable, and cost-effective manner. To accomplish this goal, we are designing and developing an electric vertical takeoff and landing (“eVTOL”) aircraft for use in future urban air mobility (“UAM”) networks.

Our eVTOL aircraft will be fully electric and will emit zero carbon emissions during operations. The goal of our eVTOL aircraft design is to maximize safety while minimizing operating costs and noise. We look to accomplish that goal through the use of a distributed electric propulsion system with inherent redundancy and far fewer parts than a typical internal combustion propulsion system found in similarly sized aircraft or rotorcraft today. The reduced number of parts not only translates into fewer critical parts on the aircraft from a safety perspective, but will also significantly reduce the maintenance requirements versus internal combustion propulsion systems found in similarly sized aircraft and rotorcraft today.

We continue to work to optimize our eVTOL aircraft design for both manufacturing and certification by using advancements in key enabling technologies such as high-energy batteries, high-performance electric motors, an advanced fly-by-wire flight control system, and a lightweight and efficient aircraft structure.

The development of an eVTOL aircraft that meets our business requirements demands significant design and development efforts on all facets of the aircraft. We believe that by bringing together a mix of talent with eVTOL, traditional aerospace and automotive backgrounds we are building a team that will allow us to move through the design, development, and certification of our eVTOL aircraft with the Federal Aviation Administration (“FAA”) in an efficient manner, thus allowing us to achieve our end goal of getting to commercialization as soon as possible.
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

Archer Direct

We also plan to selectively sell a certain amount of our eVTOL aircraft to third parties. We have entered into a purchase agreement (“Purchase Agreement”) with United Airlines, Inc. (“United”) for the conditional purchase of up to $1 billion worth of aircraft, with an option for another $500 million worth of aircraft. We will look to determine the right mix of selling our eVTOL aircraft versus using them as part of our UAM ecosystem based on, among other factors, our capital needs, our volume of manufacturing, our ability to ramp Archer UAM operations, and the purchase demand from our Archer Direct customers.

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
Business Combination

On September 16, 2021 (the “Closing Date”), Archer Aviation Inc., a Delaware corporation (prior to the closing of the Business Combination (as defined below), “Legacy Archer”), Atlas Crest Investment Corp., a Delaware corporation (“Atlas”), and Artemis Acquisition Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Atlas (“Merger Sub”), consummated the closing of the transactions contemplated by the Business Combination Agreement, dated February 10, 2021, as amended and restated on July 29, 2021, by and among Atlas, Legacy Archer and Merger Sub (the “Business Combination Agreement”), following approval at a special meeting of the stockholders of Atlas held on September 14, 2021 (the “Special Meeting”). Unless otherwise specified or unless the context otherwise requires, references herein to Legacy Archer refer to Archer prior to the Business Combination and references herein to “New Archer” refer to Archer following the Business Combination.
Pursuant to the terms of the Business Combination Agreement, a business combination of Legacy Archer and Atlas was effected by the merger of Merger Sub with and into Legacy Archer, with Legacy Archer surviving the merger (the “Surviving Entity”) as a wholly-owned subsidiary of Atlas (the “Merger,” and, collectively with the other transactions described in the Business Combination Agreement, the “Business Combination”). Following the consummation of the Merger on the Closing Date, the Surviving Entity changed its name from Archer Aviation Inc. to Archer Aviation Operating Corp., and Atlas changed its name from Atlas Crest Investment Corp. to Archer Aviation Inc. and it became the successor registrant with the Securities and Exchange Commission (the “SEC”). Prior to the closing of the Business Combination, Atlas’ Class A common stock and public warrants of Atlas were listed on the New York Stock Exchange (“NYSE”) under the symbols “ACIC” and “ACIC WS,” respectively. Our Class A common stock and public warrants are currently listed on the NYSE under the symbols “ACHR” and “ACHR WS,” respectively.
Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The rapid spread of COVID-19 caused volatility and disruption in financial markets and prompted governments and businesses to take unprecedented measures such as travel restrictions, quarantines, shelter-in-place orders, and business shutdowns. The impact of the COVID-19 pandemic continues to evolve due to, among other reasons, the emergence of additional variants or strains of COVID-19. As such, the full magnitude of the pandemic’s effect on our financial condition, liquidity, and future results of operations is uncertain. Management continues to actively monitor our financial condition, liquidity, operations, suppliers, industry, and workforce, but currently does not anticipate any material impairments as a result of COVID-19 and will continue to evaluate the impact of COVID-19 on an ongoing basis. See Part II, Item 1A, “Risk Factors” in this Quarterly Report and Part I, Item 1A, “Risk Factors” in our Annual Report for more information.
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

Operating Expenses

Research and Development

Research and development activities represent a significant part of our business. Our research and development efforts focus on the design and development of our eVTOL aircraft, including certain of the systems that are used in it. As part of those activities, we continue to work closely with the FAA towards our goal of achieving certification of our eVTOL aircraft on an efficient timeline. Research and development expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for employees focused on research and development activities, costs associated with developing and building prototype aircraft, associated facilities costs, and depreciation. We expect research and development expenses to increase significantly as we progress towards the certification and manufacturing of our eVTOL aircraft.

We cannot determine with certainty the timing, duration or the costs necessary to complete the design, development, certification, and manufacturing bring up of our eVTOL aircraft due to the inherently unpredictable nature of our research and development activities. Development timelines, the probability of success, and development costs may differ materially from expectations.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for employees associated with administrative services such as finance, legal, human resources, information technology, associated facilities costs, and depreciation. We expect our general and administrative expenses to increase in absolute dollars, primarily as a result of operating as a publicly-traded company, including expenses to comply with the rules and regulations applicable to publicly-traded companies, as well as additional expenses customary for a publicly-traded company, such as directors’ and officers’ liability insurance, director fees, and additional internal and external accounting and legal fees and expenses.

At this time, we are unable to estimate the costs of defending the ongoing Wisk Aero LLC (“Wisk”) litigation or any potential settlement or award of damages related thereto and thus, we have not established any related reserves. For a description of our material pending legal proceedings, see Note 7 - Commitments and Contingencies of the notes to the consolidated condensed financial statements included in Part I, Item 1 of this Quarterly Report.

Other Warrant Expense

Other warrant expense consists entirely of non-cash expense related to the vesting of warrants issued in conjunction with the execution of the Purchase Agreement and the Warrant Agreement with United (“United Warrant Agreement”).

Other Income, Net

Other income, net consists of miscellaneous income and expense items, including the change in fair value of our warrant liabilities.

Interest Expense, Net

Interest expense, net primarily consists of interest on notes payable, net of interest income from our money market accounts.

Results of Operations
The following table sets forth our consolidated condensed statements of operations for the periods indicated:

	Three Months Ended March 31,
	2022	2021	Change $	Change %
	(In millions)
Operating expenses:
Research and development (1)	$27.5	$10.1	$17.4	172%
General and administrative (1)	37.8	6.6	31.2	473%
Other warrant expense	—	78.2	(78.2)	(100)%
Total operating expenses	65.3	94.9	(29.6)	(31)%
Loss from operations	(65.3)	(94.9)	29.6	(31)%
Other income, net	6.5	—	6.5	100%
Interest expense, net	(0.4)	—	(0.4)	100%
Loss before income taxes	(59.2)	(94.9)	35.7	(38)%
Net loss	$(59.2)	$(94.9)	$35.7	(38)%
(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Research and development	$5.4	$0.7
General and administrative	19.1	0.2
Total stock-based compensation expense	$24.5	$0.9

Comparison of the Three Months Ended March 31, 2022 and 2021

Research and Development

Research and development expenses increased by $17.4 million, or 172%, for the three months ended March 31, 2022, compared to the same period ended March 31, 2021, as we invested in people and materials to advance our technology development. Specifically, the increase was primarily due to an increase of $9.7 million in personnel-related expenses due to a significant increase in our workforce from the prior year period and an increase of $4.7 million in stock-based compensation expense primarily related to new restricted stock units granted since the prior year period and 2022 quarterly bonus equity awards to be granted in the subsequent fiscal quarter. In addition, warrant expense increased by $1.2 million related to compensation cost recognized for the warrants issued to FCA Italy S.p.A. under a manufacturing consulting agreement. See Note 9 - Stock-Based Compensation for further details on our stock-based compensation. The remainder of the increase was made up of other immaterial items.

General and Administrative

General and administrative expenses increased by $31.2 million, or 473%, for the three months ended March 31, 2022, compared to the same period ended March 31, 2021, as we invested in people and infrastructure to support our growth and maturity as a public company. Specifically, the increase was primarily due to an increase of $16.0 million in stock-based compensation expense related to the restricted stock units granted to our founders immediately prior to closing of the Business Combination pursuant to the terms and conditions of the Business Combination Agreement (the “Founder Grants”). In addition, professional service expenses increased by $6.1 million, mainly due to legal fees and expenses, and personnel-related expenses increased by $3.9 million due to a significant increase in our workforce from the prior year period. Furthermore, there was an increase of $2.9 million in stock-based compensation expense primarily related to new restricted stock units granted since the prior year period and 2022 quarterly bonus equity awards to be granted in the subsequent fiscal quarter. See Note 9 - Stock-Based Compensation for further details on our stock-based compensation. The remainder of the increase was made up of other immaterial items.

Other Warrant Expense

During the three months ended March 31, 2021, we recognized $78.2 million of non-cash expense related to the vesting of warrants associated with the execution of the Purchase Agreement and United Warrant Agreement, in satisfaction of the first milestone. There was no comparable activity during the three months ended March 31, 2022.

Other Income, Net

We recognized other income, net of $6.5 million for the three months ended March 31, 2022, primarily due to a gain of $6.6 million recorded from a change in fair value of our warrant liabilities (see Note 3 - Summary of Significant Accounting Policies). There was no comparable activity during the three months ended March 31, 2021.

Interest Expense, Net
Interest expense, net increased by $0.4 million during the three months ended March 31, 2022, compared to the same period ended March 31, 2021, primarily due to interest expense recognized for the Silicon Valley Bank term loans we entered into in July 2021.

Liquidity and Capital Resources

As of March 31, 2022, our principal sources of liquidity were cash and cash equivalents of $704.2 million. We have incurred net losses since our inception and to date have not generated any revenues. We expect to incur additional losses and higher operating expenses for the foreseeable future. We believe that our existing cash and cash equivalents will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements.
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
•general and administrative expenses as we scale our operations; and
•sales, marketing and distribution expenses as we build, brand and market our eVTOL aircraft and UAM network.
The following includes our short-term and long-term material cash requirements from known contractual obligations as of March 31, 2022:
Notes Payable
We have short-term and long-term debt obligations of $10.0 million and $7.5 million, respectively. See Note 6 - Notes Payable to the consolidated condensed financial statements for further details on our debt.
Leases
We lease office, lab, hangar, and storage facilities in the normal course of business. Under our operating leases as noted in Note 7 - Commitments and Contingencies to the consolidated condensed financial statements, we have current obligations of $4.8 million and long-term obligations of $10.6 million.
Until such time as we can generate significant revenue from our business operations, we expect to finance our cash needs primarily through existing cash on hand.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Net cash used in operating activities	$(36.8)	$(12.0)
Net cash used in investing activities	$(0.6)	$(1.1)
Net cash used in financing activities	$(2.4)	$—
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

Net cash used in operating activities during the three months ended March 31, 2022 was $36.8 million, resulting from a net loss of $59.2 million, adjusted for non-cash items consisting primarily of $24.5 million in stock-based compensation primarily related to the Founder Grants, partially offset by a gain of $6.6 million due to a change in fair value of our warrant liabilities. The net cash provided by changes in our net operating assets and liabilities of $1.6 million was primarily related to a $5.3 million increase in accrued expenses and other current liabilities mainly due to legal fees and expenses, partially offset by a $1.7 million increase in prepaid expenses, primarily due to prepaid research and development-related expenses and a $1.6 million decrease in accounts payable due to timing of payments.

Net cash used in operating activities during the three months ended March 31, 2021 was $12.0 million, resulting from a net loss of $94.9 million, adjusted for non-cash items consisting primarily of $78.2 million in other warrant expense related to the vesting of United warrants. The net cash provided by changes in our net operating assets and liabilities of $3.3 million was primarily related to a $3.7 million increase in accounts payable mainly due to the ramp up in our research and development activities.
Cash Flows Used in Investing Activities
Net cash used in investing activities during the three months ended March 31, 2022 and 2021 was $0.6 million and $1.1 million, respectively, driven by purchases of property and equipment within those respective periods.
Cash Flows Used in Financing Activities
Net cash used in financing activities during the three months ended March 31, 2022 was $2.4 million, consisting of the repayment of the Silicon Valley Bank term loans for $2.5 million, offset by $0.1 million proceeds from the exercise of stock options. There was no cash provided by or used in financing activities during the three months ended March 31, 2021.
Critical Accounting Policies and Estimates
Our consolidated condensed financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these consolidated condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” included under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. There have been no material changes in our policies from those previously discussed in our Annual Report.
Recent Accounting Pronouncements
See Note 3 - Summary of Significant Accounting Policies to the consolidated condensed financial statements included elsewhere in this Quarterly Report for a discussion about accounting pronouncements recently adopted and recently issued not yet adopted.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a “smaller reporting company,” we are not required to provide disclosure under this item.
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
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act. Based on this evaluation and as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level.
However, after giving full consideration to these material weaknesses, and the additional analyses and other procedures that we performed to ensure that our consolidated condensed financial statements included in this Quarterly Report were prepared in accordance with U.S. GAAP, our management has concluded that our consolidated condensed financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented.

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
These material weaknesses resulted in immaterial audit adjustments to the research and development expense and property and equipment line items in our financial statements and related disclosures for the years ended December 31, 2020 and 2019, a revision to our condensed financial statements for the period ended March 31, 2021 to reclassify certain costs within operating expenses from research and development expense to other warrant expense, and immaterial audit adjustments to the general and administrative expense line item and within current liabilities in our consolidated financial statements and related disclosures for the year ended December 31, 2021. Additionally, each of these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

Remediation Measures

We are taking the necessary steps to remediate the material weaknesses to comply with Section 404(a) of the Sarbanes-Oxley Act. Management, with the participation of the Audit Committee and the Board of Directors, is engaged in remedial activities to address the material weaknesses described above. Those remediation measures are ongoing and include the following:
▪We have prepared a remediation plan for each of the material weaknesses and intend to train process owners, develop new controls, enhance existing controls, evaluate process adoption, and monitor results;
▪We have recently hired a new Chief Financial Officer and have hired and plan to continue to hire additional accounting, human resources and payroll, and IT personnel to bolster our accounting and IT capabilities and capacity, and to establish and maintain our internal controls;
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
▪We are implementing formal processes, policies, and procedures supporting our financial close process, including establishing and reviewing thresholds for of business performance reviews, formalizing procedures over the review of financial statements, and creation of standard balance sheet reconciliation templates and journal entry controls; and
▪We continue to design and implement IT general controls, including controls over the review and updating of user access rights and privileges and implementing more robust IT policies and procedures over change management, data backup authorization and computer operations.

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

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Except as otherwise described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
For a description of our material pending legal proceedings, see Note 7 - Commitments and Contingencies of the notes to the consolidated condensed financial statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.
Item 1A. Risk Factors

Investing in our securities involves risks. Risk factors describing the major risks to our business can be found under Part I, Item 1A, “Risk Factors” in our Annual Report. The following risk factors supplement and, to the extent inconsistent, supersede the risk factors disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report. You should consider carefully the risks and uncertainties described therein, together with all of the other information in this Quarterly Report, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated condensed financial statements and related notes, before deciding whether to purchase any of our securities. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of these risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, results of operations, and prospects. In such event, the market price of our securities could decline, and you could lose all or part of your investment.

We may be adversely affected by the effects of inflation
Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, supply shortages, increased costs of labor, components, manufacturing and shipping, as well as weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience cost increases. Although we may take measures to mitigate the effects of inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.
Our future success depends on the continuing efforts of our key employees and on our ability to attract and retain highly skilled personnel and senior management.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. In particular, we are highly dependent on the contributions of Adam Goldstein, our co-founder and CEO, as well as other members of our management team. The loss of any key personnel could make it more difficult to achieve the objectives in our business plans.

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
The dual-class structure of our common stock has the effect of concentrating voting power with our co-founders, which limits an investor’s ability to influence the outcome of important transactions, including a change in control.

Shares of our Class B common stock have ten votes per share, while shares of our Class A common stock have one vote per share. Brett Adcock and Adam Goldstein, our co-founders, hold a substantial majority of the issued and outstanding shares of Class B common stock and, as a result, a substantial majority of the voting power of our capital stock on an outstanding basis and are able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Messrs. Adcock and Goldstein may have interests that differ from other stockholders and may vote in a way which may be adverse to other stockholders or with which our other stockholders may disagree. This concentrated control may have the effect of delaying, preventing or deterring a change in control, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale, and might ultimately affect the market price of our Class A common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities

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

The Business Combination generated $857.6 million in gross cash proceeds, inclusive of $600.0 million in proceeds from the related private placement financing and $257.6 million transferred from the trust account. Total direct and incremental transaction costs aggregated $81.8 million, of which $10.9 million were expensed as part of the Business Combination, $55.8 million were recorded to APIC as equity issuance costs, and the remaining $15.1 million was settled through the issuance of shares of our Class A common stock.

There has been no material change in the planned use of proceeds noted above from those disclosed in the final prospectus (File No. 333-254007), dated August 11, 2021, which was declared effective by the SEC on August 11, 2021.

Issuer Purchases of Equity Securities

None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit	Description
10.1†	Form of Change in Control and Severance Agreement
10.2††	Sublease Agreement, dated January 14, 2022, between Forescout Technologies, Inc. and Archer Aviation Inc.
10.3†	Separation Agreement, dated January 19, 2022, between Ben Lu and Archer Aviation Inc.
10.4†	Offer Letter, dated January 16, 2022, by and between Mark Mesler and Archer Aviation Inc.
10.5††	Lease Agreement, dated March 9, 2022, between SIR Properties Trust and Archer Aviation Inc.
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________
*The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
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

ARCHER AVIATION INC.

May 12, 2022	By:	/s/ Mark Mesler
Mark Mesler
Chief Financial Officer (Principal Financial and Accounting Officer)