Form 10-Q
period 2022-06-30
Archer Aviation Inc.
filed 2022-08-10
CIK 1824502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-39668
Archer Aviation Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-2730902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

190 West Tasman Drive, San Jose, CA 95134
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 5, 2022, the number of shares of the registrant’s Class A common stock outstanding was 174,387,280, and the number of shares of the registrant’s Class B common stock outstanding was 67,154,783.

Archer Aviation Inc.
For 10-Q
For the Quarterly Period Ended June 30, 2022

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2022 (the “Annual Report”) and in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q filed with the SEC on May 12, 2022 (the “Q1 2022 10-Q”), which are restated under “Risk Factors” in our Post-Effective Amendment No. 1 to Form S-1 filed with the SEC on July 1, 2022. Readers are urged to carefully review and consider the various disclosures made in the Annual Report, the Q1 2022 10-Q, and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. Moreover, new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks and uncertainties, the future events and circumstances discussed in this Quarterly Report and the Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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
ii

Part I - Financial Information
Item 1. Financial Statements
Archer Aviation Inc.
Consolidated Condensed Balance Sheets
(In millions, except share and per share data; unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$654.8	$746.6
Restricted cash	2.9	0.3
Prepaid expenses	10.1	7.6
Other current assets	1.4	0.3
Total current assets	669.2	754.8
Property and equipment, net	8.3	5.9
Intangible assets, net	0.4	0.5
Right-of-use assets	12.1	4.5
Other long-term assets	1.2	2.7
Total assets	$691.2	$768.4
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2.0	$3.4
Current portion of lease liabilities	4.3	3.1
Current portion of notes payable	9.4	9.5
Accrued expenses and other current liabilities	28.0	12.3
Total current liabilities	43.7	28.3
Notes payable, net of current portion	4.7	9.3
Lease liabilities, net of current portion	8.2	1.2
Warrant liabilities	15.4	30.3
Other long-term liabilities	1.0	0.4
Total liabilities	73.0	69.5
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 700,000,000 shares authorized; 170,725,779 and 162,789,591 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Class B common stock, $0.0001 par value; 300,000,000 shares authorized; 65,729,445 and 74,937,945 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	1,122.7	1,072.5
Accumulated deficit	(504.5)	(373.6)
Total stockholders’ equity	618.2	698.9
Total liabilities and stockholders’ equity	$691.2	$768.4
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Operations and Comprehensive Loss
(In millions, except share and per share data; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$37.8	$11.4	$65.3	$21.5
General and administrative	42.4	22.4	80.2	29.0
Other warrant expense	—	—	—	78.2
Total operating expenses	80.2	33.8	145.5	128.7
Loss from operations	(80.2)	(33.8)	(145.5)	(128.7)
Gain on forgiveness of PPP loan	—	0.9	—	0.9
Other income, net	8.0	—	14.5	—
Interest income, net	0.5	—	0.1	—
Loss before income taxes	(71.7)	(32.9)	(130.9)	(127.8)
Net loss and comprehensive loss	$(71.7)	$(32.9)	$(130.9)	$(127.8)

Net loss per share, basic and diluted	$(0.30)	$(0.56)	$(0.55)	$(2.24)
Weighted-average shares outstanding, basic and diluted	238,062,232	58,482,421	238,927,711	57,147,078
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In millions, except share data; unaudited)

	Common Stock				Additional Paid-in Capital
	Class A		Class B			Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	162,789,591	$—	74,937,945	$—	$1,072.5	$(373.6)	$698.9
Conversion of Class B common stock to Class A common stock	1,757,980	—	(1,757,980)	—	—	—	—
Issuance of restricted stock and restricted stock expense	300,014	—	—	—	16.0	—	16.0
Exercise of stock options	353,640	—	399,621	—	0.1	—	0.1
Issuance of warrants and warrant expense	—	—	—	—	1.2	—	1.2
Stock-based compensation	—	—	—	—	6.7	—	6.7
Net loss	—	—	—	—	—	(59.2)	(59.2)
Balance as of March 31, 2022	165,201,225	—	73,579,586	—	1,096.5	(432.8)	663.7
Conversion of Class B common stock to Class A common stock	4,190,561	—	(4,190,561)	—	—	—
Issuance of restricted stock and restricted stock expense	992,006	—	—	—	17.9	—	17.9
Exercise of stock options	341,987	—	1,342,726	—	0.2	—	0.2
Issuance of warrants and warrant expense	—	—	—	—	1.6	—	1.6
Cancellation of Class B common stock (Note 9)	—	—	(5,002,306)	—	—	—	—
Stock-based compensation	—	—	—	—	6.5	—	6.5
Net loss	—	—	—	—	—	(71.7)	(71.7)
Balance as of June 30, 2022	170,725,779	$—	65,729,445	$—	$1,122.7	$(504.5)	$618.2

	Common Stock				Additional Paid-in Capital
	Class A		Class B			Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	49,828,517	$—	66,714,287	$—	$61.7	$(25.8)	$35.9
Exercise of stock options	147,319	—	525,044	—	—	—	—
Issuance of warrants	—	—	—	—	78.2	—	78.2
Stock-based compensation	—	—	—	—	0.9	—	0.9
Net loss	—	—	—	—	—	(94.9)	(94.9)
Balance as of March 31, 2021	49,975,836	—	67,239,331	—	140.8	(120.7)	20.1
Exercise of stock options	147,318	—	94,005	—	—	—	—
Stock-based compensation	—	—	—	—	1.0	—	1.0
Net loss	—	—	—	—	—	(32.9)	(32.9)
Balance as of June 30, 2021	50,123,154	$—	67,333,336	$—	$141.8	$(153.6)	$(11.8)
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Cash Flows
(In millions; unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(130.9)	$(127.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1.3	0.4
Debt discount and issuance cost amortization	0.3	—
Stock-based compensation	50.1	1.9
Change in fair value of warrant liabilities and other warrant costs	(14.5)	—
Non-cash lease expense	2.1	0.6
Research and development warrant expense	2.4	—
Other warrant expense	—	78.2
Gain on forgiveness of PPP loan	—	(0.9)
Changes in operating assets and liabilities:
Prepaid expenses	(2.5)	0.2
Other current assets	(1.1)	(0.1)
Other long-term assets	1.5	(0.2)
Accounts payable	(1.6)	19.2
Accrued expenses and other current liabilities	11.5	0.3
Operating lease right-of-use assets and lease liabilities, net	(1.5)	(0.6)
Other long-term liabilities	0.5	—
Net cash used in operating activities	(82.4)	(28.8)
Cash flows from investing activities
Purchase of property and equipment	(2.1)	(1.9)
Net cash used in investing activities	(2.1)	(1.9)
Cash flows from financing activities
Repayment of long-term debt	(5.0)	—
Proceeds from exercise of stock options	0.3	—
Net cash used in financing activities	(4.7)	—
Net decrease in cash, cash equivalents, and restricted cash	(89.2)	(30.7)
Cash, cash equivalents, and restricted cash, beginning of period	746.9	36.6
Cash, cash equivalents, and restricted cash, end of period	$657.7	$5.9

Supplemental Cash Flow Information:
Cash paid for interest	$0.8	$—
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1.6	$0.4
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)

Note 1 - Organization and Nature of Business
Organization and Nature of Business

Archer Aviation Inc. (the “Company,” “we,” “us” or “our”), a Delaware corporation, with its headquarters located in San Jose, California, is an aerospace company. The Company’s mission is to advance the benefits of sustainable air mobility. The Company’s goal is to move people throughout the world’s cities in a quick, safe, sustainable, and cost-effective manner. To accomplish this goal, the Company is designing and developing an electric vertical takeoff and landing (“eVTOL”) aircraft for use in future urban air mobility (“UAM”) networks.
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
Business Combination

On September 16, 2021 (the “Closing Date”), Archer Aviation Inc., a Delaware corporation (prior to the closing of the Business Combination (as defined below), “Legacy Archer”), Atlas Crest Investment Corp., a Delaware corporation (“Atlas”), and Artemis Acquisition Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Atlas (“Merger Sub”), consummated the closing of the transactions contemplated by the Business Combination Agreement, dated February 10, 2021, as amended and restated on July 29, 2021, by and among Atlas, Legacy Archer and Merger Sub (the “Business Combination Agreement”), following approval at a special meeting of the stockholders of Atlas held on September 14, 2021. Unless otherwise specified or unless the context otherwise requires, references in these notes to Legacy Archer refer to Archer prior to the Business Combination and references in these notes to “New Archer” refer to Archer following the Business Combination.
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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
The Ongoing COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The rapid spread of COVID-19 caused volatility and disruption in financial markets and prompted governments and businesses to take unprecedented measures such as travel restrictions, quarantines, shelter-in-place orders, and business shutdowns. The impact of the ongoing COVID-19 pandemic continues to evolve due to, among other reasons, the emergence of additional variants or strains of COVID-19. As such, the full magnitude of the ongoing COVID-19 pandemic’s effect on the Company’s financial condition, liquidity, and future results of operations is uncertain. Management continues to actively monitor the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce, but currently does not anticipate any material impairments as a result of the ongoing COVID-19 pandemic and will continue to evaluate the impact of the ongoing COVID-19 pandemic.
Note 2 - Liquidity and Going Concern
Since the Company’s formation, the Company has devoted substantial effort and capital resources to the design and development of its planned eVTOL aircraft and UAM network. Funding of these activities has primarily been through the net proceeds received from the issuance of related and third-party debt (Note 6), and the sale of preferred and common stock to related and third parties (Note 8). Through June 30, 2022, the Company has incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $504.5 million. Following the closing of the Business Combination on the Closing Date, the Company received net cash proceeds of $801.8 million. Additionally, the Company had cash and cash equivalents of $654.8 million as of June 30, 2022, which management believes will be sufficient to fund the Company’s current operating plan for at least the next 12 months from the date these consolidated condensed financial statements were issued.
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

Retroactive Application of Reverse Recapitalization

The Business Combination was accounted for as a reverse recapitalization of equity structure. Pursuant to U.S. GAAP, the Company retrospectively recast its weighted-average outstanding shares within the Company’s consolidated condensed

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
statement of operations and comprehensive loss for the three and six months ended June 30, 2021. As part of the closing, all of Legacy Archer’s issued Series Seed redeemable convertible preferred stock and Series A redeemable convertible preferred stock were converted into Legacy Archer common stock, which were converted again, along with all other issued and outstanding common stock of Legacy Archer, into New Archer Class A common stock and New Archer Class B common stock. The basic and diluted weighted-average Legacy Archer common stock were retroactively converted to New Archer Class A common stock and New Archer Class B common stock to conform to the recast in the consolidated condensed statements of stockholders’ equity.

Cash, Cash Equivalents, and Restricted Cash
Cash consists of cash on deposit with financial institutions. Cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of three months or less from the date of purchase. The Company’s cash and cash equivalents include money market funds of zero and $0.3 million as of June 30, 2022 and December 31, 2021, respectively. Money market funds, which are considered cash equivalents, are recorded at fair value and classified as Level 1 within the fair value hierarchy.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the balance sheets that sum to amounts reported on the statements of cash flows:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$654.8	$746.6
Restricted cash	2.9	0.3
Total cash, cash equivalents, and restricted cash	$657.7	$746.9
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
The carrying amounts of the Company’s cash, accounts payable, accrued compensation, and accrued liabilities approximate fair value due to the short-term nature of these instruments. The following table presents information about the Company’s

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
		(In millions)
Assets:
Money Market Funds	1	$—	$0.3

Liabilities:
Warrant Liability – Public Warrants	1	$9.9	$20.2
Warrant Liability – Private Placement Warrants	3	$5.5	$10.1
Public Warrants

The measurement of the public warrants as of June 30, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “ACHR WS.” The quoted price of the public warrants was $0.57 per warrant as of June 30, 2022.
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
The key inputs into the Monte Carlo simulation model for the private placement warrants are as follows:

Input	June 30, 2022	December 31, 2021
Stock price	$3.08	$6.04
Strike price	$11.50	$11.50
Dividend yield	0.00%	0.00%
Term (in years)	4.21	4.71
Volatility	66.2%	45.3%
Risk-free rate	3.00%	1.22%
The following table presents the change in fair value of the Company’s Level 3 private placement warrants during the six months ended June 30, 2022 (in millions):

Balance as of December 31, 2021	$10.1
Change in fair value	(4.6)
Balance as of June 30, 2022	$5.5

The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $8.3 million and $14.9 million within other income, net in the consolidated condensed statement of operations and comprehensive loss during the three and six months ended June 30, 2022, respectively. Refer to Note 12 - Liability Classified Warrants for additional information about the public and private placement warrants.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Certain financial instruments, including debt, are not measured at fair value on a recurring basis in the balance sheets. The fair value of debt as of June 30, 2022 approximates its carrying value.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Certain assets and liabilities are subject to measurement at fair value on a non-recurring basis if there are indicators of impairment or if they are deemed to be impaired as a result of an impairment review.
Intangible Assets, Net
Intangible assets consist solely of domain names and are recorded at cost, net of accumulated amortization, and if applicable, impairment charges. Amortization of domain names is provided over a 15-year estimated useful life on a straight-line basis or based on the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has analyzed a variety of factors in light of the known impact to date of the ongoing COVID-19 pandemic on the Company’s business to determine if any circumstance could trigger an impairment loss, and, at this time and based on the information presently known, do not believe that it is more likely than not that an impairment loss has been incurred.
As of June 30, 2022 and December 31, 2021, the net carrying amounts for domain names were $0.4 million and $0.5 million recorded in the Company’s consolidated condensed balance sheets, respectively.

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
The following table presents the number of antidilutive shares excluded from the calculation of diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options to purchase common stock	6,736,534	13,001,032	6,736,534	13,001,032
Unvested restricted stock units	40,679,383	—	40,679,383	—
Warrants	32,168,405	10,282,292	32,168,405	10,282,292
Series Seed redeemable convertible preferred stock	—	18,193,515	—	18,193,515
Series A redeemable convertible preferred stock	—	46,267,422	—	46,267,422
Total	79,584,322	87,744,261	79,584,322	87,744,261
Comprehensive Loss
There were no differences between net loss and comprehensive loss presented in the consolidated condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2020, the Financial Accounting Standards Board issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for convertible instruments by removing certain separation models in ASC 470-20, Debt—Debt with Conversion and Other Options, for convertible instruments. The ASU updates the guidance on certain embedded conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, such that those features are no longer required to be separated from the host contract. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. Further, the ASU made amendments to the EPS guidance in Topic 260, Earnings Per Share, for convertible instruments, the most significant impact of which is requiring the use of the if-converted method for diluted EPS calculation, and no longer allowing the net share settlement method. The ASU also made revisions to Topic 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope exception from derivative accounting. The amendments to Topic 815-40 change the scope of contracts that are recognized as assets or liabilities. The ASU is effective for public business entities, excluding smaller reporting companies, for interim and annual periods beginning after December 15, 2021, with early adoption permitted. For all other entities, the amendments are effective for interim and annual periods beginning after December 15, 2023. Adoption of the ASU can either be on a modified retrospective or full retrospective basis. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements and related disclosures.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s financial statements.
Note 4 - Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	June 30, 2022	December 31, 2021
Furniture, fixtures, and equipment	$1.6	$2.8
Computer hardware	4.8	2.5
Computer software	0.5	0.5
Website design	0.5	0.5
Leasehold improvements	2.5	1.0
Construction in progress	1.1	—
Total property and equipment	11.0	7.3
Less: Accumulated depreciation	(2.7)	(1.4)
Total property and equipment, net	$8.3	$5.9
The following table presents depreciation expense included in each respective expense category in the consolidated condensed statements of operations and comprehensive loss (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$0.5	$0.1	$0.9	$0.2
General and administrative	0.2	0.2	0.4	0.2
Total depreciation expense	$0.7	$0.3	$1.3	$0.4

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Note 5 - Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	June 30, 2022	December 31, 2021
Accrued professional fees	$20.1	$6.9
Accrued employee costs	5.3	2.6
Accrued parts and materials	0.1	0.9
Taxes payable	0.3	0.6
Accrued capital expenditures	1.4	0.4
Accrued marketing fees	—	0.3
Other current liabilities	0.8	0.6
Total	$28.0	$12.3
Note 6 - Notes Payable
Long-term notes payable consisted of the following (in millions):

	June 30, 2022	December 31, 2021
Silicon Valley Bank (“SVB”) Term Loans	$15.0	$20.0
Term Loans unamortized discount and loan issuance costs	(0.9)	(1.2)
Total debt, net of discount and loan issuance costs	14.1	18.8
Less current portion, net of discount and loan issuance costs	(9.4)	(9.5)
Total long-term notes payable, net of discount and loan issuance costs	$4.7	$9.3

SVB Loan
On July 9, 2021, the Company, as the borrower, entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with SVB and SVB Innovation Credit Fund VIII, L.P. (“SVB Innovation”) as the lenders, and SVB as the collateral agent. The total principal amount of the loans is $20 million (the “Term Loans”), and all obligations due under the Term Loans are collateralized by all of the Company’s right, title, and interest in and to its specified personal property in favor of the collateral agent. The Term Loans include events of default and covenant provisions, whereby accelerated repayment may result if the Company were to default. On January 1, 2022, the Company began repaying the Term Loans, which are payable in 24 equal monthly installments, including principal and interest. The interest rate on the loans is a floating rate per annum equal to the greater of (i) 8.5% and (ii) the Prime Rate plus the Prime Rate Margin (each as defined in the Loan and Security Agreement), which increases by 2% per annum upon the occurrence of an event of default. For the three and six months ended June 30, 2022, the Company recognized interest expense of $0.4 million and $0.8 million, respectively.
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

Upon the closing of the Business Combination, the SVB warrants became public warrants. The subsequent measurement of the SVB warrants as of June 30, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “ACHR WS.” The quoted price of the public warrants was $0.57 as of June 30, 2022.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
During the three and six months ended June 30, 2022, the Company recognized interest expense of $0.1 million and $0.3 million related to the amortization of the discount and issuance costs, respectively. The unamortized balance of the discount and issuance costs was $0.9 million as of June 30, 2022.
The future scheduled principal maturities of notes payable as of June 30, 2022 are as follows (in millions):

Remaining 2022	$5.0
2023	10.0
$15.0
Note 7 - Commitments and Contingencies
Operating Leases
The Company leases office, lab, hangar, and storage facilities under various operating lease agreements with lease periods expiring between 2022 and 2026 and generally containing periodic rent increases and various renewal and termination options.
On January 14, 2022, the Company entered into a sublease agreement with Forescout Technologies, Inc. The sublease is for approximately 96,000 rentable square feet of building space in the building located at 190 West Tasman Drive, San Jose, California, which serves as the Company’s corporate headquarters. The term of the sublease commenced on February 26, 2022 and will expire on October 31, 2026, with no right to extend. The Company is also responsible for certain other costs under the sublease, such as certain build-out expenses, operating expenses, taxes, assessments, insurance, and utilities.
On March 9, 2022, the Company entered into a lease agreement with SIR Properties Trust. The lease is for approximately 68,000 rentable square feet of building space in the building located at 77 Rio Robles, San Jose, California. The Company intends that the premises will be used for lab space and a low rate initial production facility. The term of the lease commences 210 days after the landlord delivers possession of the premises to the Company, subject to certain demolition work being completed, and will expire 90 months thereafter, with an option for the Company to extend the term for one additional five-year period. Base rent payments due under the lease are expected to be approximately $15.0 million in the aggregate over the term of the lease. The Company is also responsible for certain other costs under the lease, such as certain build-out expenses, operating expenses, taxes, assessments, insurance, and utilities. However, the lease requires that the landlord shall provide the Company with an allowance that may be applied against certain of the Company’s build-out and moving expenses. As of June 30, 2022, the lease has not commenced.
The Company’s lease costs were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$1.5	$0.4	$2.6	$0.7
The Company’s weighted-average remaining lease term and discount rate as of June 30, 2022 and June 30, 2021 were as follows:

	2022	2021
Weighted-average remaining lease term (in months)	42	23
Weighted-average discount rate	11.46%	11.29%

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
The minimum aggregate future obligations under the Company’s non-cancelable operating leases as of June 30, 2022 were as follows (in millions):

Remaining 2022	$2.6
2023	4.4
2024	2.8
2025	2.9
2026	2.5
Total future lease payments	15.2
Less: imputed interest	(2.7)
Present value of future lease payments	$12.5
Supplemental cash flow information and non-cash activities related to right-of-use assets and lease liabilities were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating cash outflows from operating leases	$0.9	$0.4	$1.8	$0.7
Operating lease assets obtained in exchange for new lease liabilities	$0.6	$0.2	$9.6	$1.0
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
As of June 30, 2022, the Company had standby letters of credit in the aggregate outstanding amount of $2.9 million, secured with restricted cash, to support three of the Company’s leased properties.
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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
On January 19, 2022, the Company filed a motion for judgment on the pleadings to dismiss two of Wisk’s asserted patents as invalid, which the District Court granted on April 19, 2022. The District Court separately ordered Wisk to narrow its trade secret case to 10 of the 52 alleged trade secrets and its patent case to eight claims across all patents. The deadline for Wisk to do so pursuant to a modified case schedule entered by the District Court is November 15, 2022. A trial on Wisk’s claims and the Company’s counterclaims is currently scheduled to begin on August 14, 2023.

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
Note 8 - Preferred and Common Stock
Preferred Stock
As of June 30, 2022, no shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.

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
Dividends
Holders of Class A common stock and Class B common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefor. No dividends on common stock have been declared by the Company’s board of directors through June 30, 2022, and the Company does not expect to pay dividends in the foreseeable future.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
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
During the three and six months ended June 30, 2022, 4,190,561 and 5,948,541 shares of Class B common stock were converted into Class A common stock, respectively.
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
Note 9 - Stock-Based Compensation
Amended and Restated 2021 Plan
In August 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which was approved by the stockholders of the Company in September 2021 and became effective immediately upon the closing of the Business Combination. In April 2022, the Company amended and restated the 2021 Plan (the “Amended and Restated 2021 Plan”), which was approved by the stockholders of the Company in June 2022. The aggregate number of shares of Class A common stock that may be issued under the plan increased to 34,175,708. In addition, the number of shares of Class A common stock reserved for issuance under the Amended and Restated 2021 Plan will automatically increase on January 1st of each year following this amendment, starting on January 1, 2023 and ending on (and including) January 1, 2031, in an amount equal to the lesser of (1) 5.0% of the total number of shares of Class A common stock outstanding on December 31 of the preceding year, or (2) a lesser number of Class A common stock determined by the board of directors prior to the date of the increase. The Amended and Restated 2021 Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, and other awards to employees, directors, and non-employees.

In connection with the adoption of the 2021 Plan, the Company ceased issuing awards under its 2019 Equity Incentive Plan (the “2019 Plan”). Following the closing of the Business Combination, the Company assumed the outstanding stock options under the 2019 Plan and converted such stock options into options to purchase the Company’s common stock. Such stock

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
options will continue to be governed by the terms of the 2019 Plan and the stock option agreements thereunder, until such outstanding options are exercised or until they terminate or expire.

Employee Stock Purchase Plan

In August 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately upon the closing of the Business Combination. The ESPP permits eligible employees to purchase shares of Class A common stock at a price equal to 85% of the lower of the fair market value of Class A common stock on the first day of an offering or on the date of purchase. The maximum number of shares of Class A common stock that may be issued under the ESPP will not exceed 4,969,059 shares. Additionally, the number of shares of Class A common stock reserved for issuance under the ESPP will automatically increase on January 1st of each year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by the lesser of (i) 1.0% of the total number of shares of Class A common stock outstanding on December 31st of the preceding calendar year; (ii) 9,938,118 shares of Class A common stock; or (iii) such lesser number of shares of the Company as determined by the board of directors. In accordance therewith, the number of shares of Class A common stock reserved for issuance under the ESPP increased by 1,627,895 on January 1, 2022. As of June 30, 2022, there have been no purchases under the ESPP, and therefore, no shares have been issued.

Quarterly Equity Awards
Subject to the achievement of certain performance goals established by the Company from time to time, the Company’s employees are eligible to receive an annual incentive bonus that will entitle them to a quarterly grant of a number of restricted stock units (“RSUs”) determined by dividing 25% of the annual bonus target amount by the closing price of the Company’s Class A common stock on the date of grant. The RSUs will be fully vested on the date of grant. Furthermore, all the quarterly equity awards are contingent and issued only upon approval by the Company’s board of directors. During the three and six months ended June 30, 2022, the Company recognized stock-based compensation expense of $2.2 million and $4.0 million related to these quarterly equity awards, respectively.

Stock Options
A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2022	9,444,221	$0.12	8.66	$55.9
Exercised	(2,437,974)	$0.13		$9.4
Expired/forfeited	(269,713)	$0.11
Outstanding as of June 30, 2022	6,736,534	$0.12	8.14	$20.0
Exercisable as of June 30, 2022	1,049,123	$0.12	8.15	$3.1
Vested and expected to vest as of June 30, 2022	6,736,534	$0.12	8.14	$20.0
The Company recognized stock-based compensation expense of $1.1 million and $2.1 million for stock options for the three and six months ended June 30, 2022, respectively. The Company recognized stock-based compensation expense of $1.0 million and $1.9 million for stock options for the three and six months ended June 30, 2021, respectively.

As of June 30, 2022, the total remaining stock-based compensation expense for unvested stock options was $10.7 million, which is expected to be recognized over a weighted-average period of 1.3 years.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Restricted Stock Units
A summary of the Company’s RSU activity is as follows:

	Number of Shares	Weighted Average Grant Price
Outstanding as of January 1, 2022	36,249,396	$6.53
Granted	5,109,461	$3.75
Vested	(1,292,020)	$4.66
Forfeited	(1,262,454)	$7.17
Outstanding as of June 30, 2022	38,804,383	$6.21
In May 2022, the Company granted 437,708 RSUs under the Amended and Restated 2021 Plan, representing the quarterly equity awards for the Company’s first fiscal quarter of 2022. The RSUs were fully vested on the date of grant and settled in Class A common stock on a one-for-one basis.
In April 2022, the Company granted 2,798,312 RSUs under the 2021 Plan. The RSUs generally vest over a three- or four-year period with a straight-line vesting and a 33% or 25% one-year cliff and remain subject to forfeiture if vesting conditions are not met. Upon vesting, RSUs are settled in Class A common stock on a one-for-one basis. The shares of Class A common stock underlying RSU grants are not issued and outstanding until the applicable vesting date.
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

One-quarter of each Founder Grant, totaling 5,002,306 shares each of Class B common stock, vested immediately prior to the Closing Date pursuant to the terms and conditions of the Business Combination Agreement. On April 14, 2022, the vested 5,002,306 shares of Class B common stock of Brett Adcock, the Company’s co-founder and former co-CEO, were cancelled. Following the separation of Mr. Adcock from the Company on April 13, 2022 (the “Separation Date”), Mr. Adcock’s unvested 15,006,918 shares of Class B common stock for the remaining three tranches remain outstanding and eligible for vesting upon the achievement of the milestones as described above for 15 months from the Separation Date pursuant to the original terms of the Founder Grants. During the three and six months ended June 30, 2022, the Company recorded $16.2 million and

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
$32.2 million of expense, respectively, for the amortized portion of the market award for the remaining three tranches in general and administrative expenses in the consolidated condensed statements of operations and comprehensive loss.
For the three and six months ended June 30, 2022, the Company recorded $5.4 million and $11.1 million of stock-based compensation expense, respectively, related to RSUs (excluding the Founder Grants). For each of the three and six months ended June 30, 2021, the Company recorded less than $0.1 million of stock-based compensation expense related to RSUs.

As of June 30, 2022, the total remaining stock-based compensation expense for unvested RSUs (including the Founder Grants) was $287.0 million, which is expected to be recognized over a weighted-average period of 2.1 years.

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
The following table presents stock-based compensation expense included in each respective expense category in the consolidated condensed statements of operations and comprehensive loss (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$6.9	$0.7	$12.3	$1.4
General and administrative	18.7	0.3	37.8	0.5
Total stock-based compensation expense	$25.6	$1.0	$50.1	$1.9

Warrants
A summary of the Company’s warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2022	8,644,932	$0.01	8.87	$52.1
Issued	91,667	$0.01
Exercised	—	$—		$—
Outstanding as of June 30, 2022	8,736,599	$0.01	8.34	$26.8
Vested and exercisable as of June 30, 2022	1,967,141	$0.01	3.62	$6.0
United Airlines
On January 29, 2021, the Company entered into a Purchase Agreement (the “United Purchase Agreement”), Collaboration Agreement (the “United Collaboration Agreement”), and Warrant to Purchase Shares Agreement (the “United Warrant Agreement”) with United Airlines, Inc. (“United”). Under the terms of the United Purchase Agreement, United has a conditional purchase order for up to 200 of the Company’s aircraft, with an option to purchase an additional 100 aircraft. Those purchases are conditioned upon the Company meeting certain conditions that include, but are not limited to, the certification of the Company’s aircraft by the FAA and further negotiation and reaching of mutual agreement on certain material terms related to the purchases. The Company issued 14,741,764 warrants to United to purchase shares of the Company’s Class A common stock. Each warrant provides United with the right to purchase one share of the Company’s Class A common stock at an exercise price of $0.01 per share. The warrants vest in four installments in accordance with the following milestones: the execution of the United Purchase Agreement and the United Collaboration Agreement, the completion of the Business Combination, the certification of the aircraft by the FAA, and the initial sale of aircraft to United.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
The Company accounts for the United Purchase Agreement and the United Collaboration Agreement under ASC 606, Revenue from Contracts with Customers. The Company identified the sale of each aircraft ordered by United as a separate performance obligation in the contract. As the performance obligations have not been satisfied, the Company has not recognized any revenue as of June 30, 2022.
With respect to the four warrant vesting milestones outlined above, the Company accounts for them as consideration payable to a customer under ASC 606 related to the future purchase of aircraft by United. Pursuant to ASC 718, Compensation — Stock Compensation, the Company measured the grant date fair value of the warrants to be recognized upon the achievement of each of the four milestones and the vesting of the related warrants. The Company determined that the warrants will be classified as equity awards based on the criteria of ASC 480, Distinguishing Liabilities from Equity and ASC 718. For the first milestone, issuance of the warrants in conjunction with the execution of the United Purchase Agreement and the United Collaboration Agreement, the Company recorded the grant date fair value of the respective warrant tranche at the vesting date upon satisfaction of the milestone, and the related costs were recorded in other warrant expense due to the absence of historical or probable future revenue. For the second milestone, the completion of the Business Combination transaction, the related costs were also recorded in other warrant expense due to the absence of historical or probable future revenue. For the third milestone, the certification of the aircraft by the FAA, the Company will assess whether it is probable that the award will vest at the end of every reporting period. If and when the award is deemed probable of vesting, the Company will begin capitalizing the grant date fair value of the associated warrants as an asset through the vesting date and subsequently amortize the asset as a reduction to revenue as it sells the new aircraft to United. For the fourth milestone, the sale of aircraft to United, the Company will record the cost associated with the vesting of each portion of warrants within this milestone as a reduction of the transaction price as revenue is recognized for each sale of the aircraft. During the first fiscal quarter of 2021, the Company recorded $78.2 million in other warrant expense in the consolidated condensed statements of operations and comprehensive loss related to the achievement of the first milestone. A total of 8,845,058 warrants vested from achievement of the first two milestones and were exercised during the fiscal year ended December 31, 2021.
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
As the Company is currently in pre-revenue stage and is not generating any revenue from the FCA Collaboration Agreement, all costs incurred with third parties are recorded based on the nature of the cost incurred. The Company accounts for the warrant in accordance with the provisions of ASC 718. The Company will assess whether it is probable that the award will vest for each of the seven milestones at the end of every reporting period. If and when the award is deemed probable of vesting, the Company will recognize compensation expense for the portion of the grant determined probable of vesting on a straight-line basis over the duration of each milestone. If services had been provided by FCA prior to management determining the milestone is probable of being achieved, a cumulative catch-up adjustment will be recorded for services performed in prior periods. Costs incurred under the FCA Collaboration Agreement and warrant are associated with the design, development, and bring up of production for the Company’s aircraft. During each of the three and six months ended June 30, 2022 and 2021, the Company recorded less than $0.1 million of R&D expense in each period in the consolidated condensed statements of operations and comprehensive loss related to the completion of certain milestones. As of June 30, 2022, a total of six milestones have been completed, amounting to 1,336,962 shares that have vested.
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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Class A common stock at an exercise price of $0.01 per share. The shares underlying the warrant vest in two equal installments in accordance with two time-based milestones.

The Company accounts for the warrant in accordance with ASC 718. The Company recognized compensation cost for half of the shares that were fully vested upon execution of the Manufacturing Consulting Agreement. The Company will recognize compensation cost for the remaining half of the warrant as the related services are received from FCA Italy on a straight-line basis over the service period of 12 months. During the three and six months ended June 30, 2022, the Company recorded $1.2 million and $2.4 million of R&D expense, respectively, in the consolidated condensed statements of operations and comprehensive loss related to services received during the period for the second milestone.
Note 10 - Income Taxes
The Company recognized zero income tax expense for each of the three and six months ended June 30, 2022, and zero and less than $0.1 million of income tax expense for the three and six months ended June 30, 2021, respectively, resulting in an effective tax rate of 0%. The effective tax rate is different from the federal statutory tax rate primarily due to a full valuation allowance against deferred tax assets.
In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Based upon the analysis of federal and state deferred tax balances, future tax projections, and the Company’s lack of taxable income in the carryback period, the Company recorded a full valuation allowance against the federal and state deferred tax assets as of June 30, 2022 and 2021.
Note 11 - 401(k) Savings Plan
The Company maintains a 401(k) savings plan for the benefit of its employees. The Company makes matching contributions equal to 50% of each employee contribution, subject to the maximum amount established by the Internal Revenue Service. All current employees are eligible to participate in the 401(k) savings plan. The Company’s matching contributions were approximately $0.5 million and $1.0 million for the three and six months ended June 30, 2022, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2021, respectively.
Note 12 - Liability Classified Warrants
As of June 30, 2022, there were 17,398,947 public warrants outstanding. Public warrants may only be exercised for a whole number of shares. No fractional shares are issued upon exercise of the public warrants. The public warrants became exercisable on October 30, 2021, 12 months after the closing of the initial public offering of Atlas. The public warrants will expire five years from the consummation of the Business Combination or earlier upon redemption or liquidation.

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

As of June 30, 2022, there were 8,000,000 private placement warrants outstanding. The private placement warrants are identical to the public warrants underlying the shares sold in the initial public offering of Atlas, except that the private placement warrants and the shares of Class A common stock issuable upon the exercise of the private placement warrants became transferable, assignable, and salable on October 16, 2021, 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.
Note 13 - Subsequent Events
On August 9, 2022, the Company entered into Amendment No. 1 to the Warrant to Purchase Shares (the “Warrant Amendment”), by and between the Company and United, pursuant to which the parties amended the fourth milestone’s vesting conditions outlined in Exhibit B to the United Warrant Agreement. The Warrant Amendment provides that 4,422,529 shares of the Company’s Class A common stock will become vested and exercisable by United upon the occurrence of certain alternate vesting conditions as described in the Warrant Amendment.

The foregoing description of the Warrant Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the complete text of the Warrant Amendment, a copy of which the Company expects to file with its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report includes forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. See the section titled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those set forth in Part I, Item 1A, “Risk Factors” in our Annual Report and in Part II, Item 1A, “Risk Factors” in our Q1 2022 10-Q, which are restated under “Risk Factors” in our Post-Effective Amendment No. 1 to Form S-1 filed with the SEC on July 1, 2022. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report and the audited financial statements as of and for the year ended December 31, 2021 set forth in our Annual Report.
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

Archer Direct

We also plan to selectively sell a certain amount of our eVTOL aircraft to third parties. We have entered into a Purchase Agreement (the “United Purchase Agreement”) with United Airlines, Inc. (“United”) for the conditional purchase of up to $1 billion worth of aircraft, with an option for another $500 million worth of aircraft. We will look to determine the right mix of selling our eVTOL aircraft versus using them as part of our UAM ecosystem based on, among other factors, our capital needs, our volume of manufacturing, our ability to ramp Archer UAM operations, and the purchase demand from our Archer Direct customers.

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
Business Combination

On September 16, 2021 (the “Closing Date”), Archer Aviation Inc., a Delaware corporation (prior to the closing of the Business Combination (as defined below), “Legacy Archer”), Atlas Crest Investment Corp., a Delaware corporation (“Atlas”), and Artemis Acquisition Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Atlas (“Merger Sub”), consummated the closing of the transactions contemplated by the Business Combination Agreement, dated February 10, 2021, as amended and restated on July 29, 2021, by and among Atlas, Legacy Archer and Merger Sub (the “Business Combination Agreement”), following approval at a special meeting of the stockholders of Atlas held on September 14, 2021. Unless otherwise specified or unless the context otherwise requires, references herein to Legacy Archer refer to Archer prior to the Business Combination and references herein to “New Archer” refer to Archer following the Business Combination.
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
Impact of the Ongoing COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The rapid spread of COVID-19 caused volatility and disruption in financial markets and prompted governments and businesses to take unprecedented measures such as travel restrictions, quarantines, shelter-in-place orders, and business shutdowns. The impact of the ongoing COVID-19 pandemic continues to evolve due to, among other reasons, the emergence of additional variants or strains of COVID-19. As such, the full magnitude of the ongoing pandemic’s effect on our financial condition, liquidity, and future results of operations is uncertain. Management continues to actively monitor our financial condition, liquidity, operations, suppliers, industry, and workforce, but currently does not anticipate any material impairments as a result of the ongoing COVID-19 pandemic and will continue to evaluate the impact of the COVID-19 pandemic on an ongoing basis. See Part I Item 1A, “Risk Factors” in our Annual Report and Part II, Item 1A, “Risk Factors” in our Q1 2022 10-Q for more information.
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

Other Warrant Expense

Other warrant expense consists entirely of non-cash expense related to the vesting of warrants issued in conjunction with the execution of the United Purchase Agreement and the United Warrant Agreement.

Other Income, Net

Other income, net consists of miscellaneous income and expense items, including the change in fair value of our warrant liabilities.

Interest Income, Net

Interest income, net primarily consists of interest income from our money market accounts, net of interest on notes payable.

Results of Operations
The following tables set forth our consolidated condensed statements of operations for the periods indicated:

	Three Months Ended June 30,
	2022	2021	Change $	Change %
	(In millions)
Operating expenses:
Research and development (1)	$37.8	$11.4	$26.4	232%
General and administrative (1)	42.4	22.4	20.0	89%
Total operating expenses	80.2	33.8	46.4	137%
Loss from operations	(80.2)	(33.8)	(46.4)	137%
Gain on forgiveness of PPP loan	—	0.9	(0.9)	(100)%
Other income, net	8.0	—	8.0	100%
Interest income, net	0.5	—	0.5	100%
Loss before income taxes	(71.7)	(32.9)	(38.8)	118%
Net loss	$(71.7)	$(32.9)	$(38.8)	118%

	Six Months Ended June 30,
	2022	2021	Change $	Change %
	(In millions)
Operating expenses:
Research and development (1)	$65.3	$21.5	$43.8	204%
General and administrative (1)	80.2	29.0	51.2	177%
Other warrant expense	—	78.2	(78.2)	(100)%
Total operating expenses	145.5	128.7	16.8	13%
Loss from operations	(145.5)	(128.7)	(16.8)	13%
Gain on forgiveness of PPP loan	—	0.9	(0.9)	(100)%
Other income, net	14.5	—	14.5	100%
Interest income, net	0.1	—	0.1	100%
Loss before income taxes	(130.9)	(127.8)	(3.1)	2%
Net loss	$(130.9)	$(127.8)	$(3.1)	2%

(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Research and development	$6.9	$0.7	$12.3	$1.4
General and administrative	18.7	0.3	37.8	0.5
Total stock-based compensation expense	$25.6	$1.0	$50.1	$1.9

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

Research and Development

Research and development expenses increased by $26.4 million, or 232%, for the three months ended June 30, 2022, compared to the same period ended June 30, 2021, as we invested in people and materials to advance our technology development. Specifically, the increase was primarily due to an increase of $11.1 million in personnel-related expenses due to a significant increase in our workforce from the prior year period and an increase of $6.2 million in stock-based compensation expense primarily related to new restricted stock units granted since the prior year period and 2022 quarterly bonus equity awards to be granted in the subsequent fiscal quarter. See Note 9 - Stock-Based Compensation for further details on our stock-based compensation. In addition, there was an increase of $4.8 million in costs related to professional services and tools and materials to support our increased research and development activities. The remainder of the increase was made up of other immaterial items.

Research and development expenses increased by $43.8 million, or 204%, for the six months ended June 30, 2022, compared to the same period ended June 30, 2021. The increase was primarily due to an increase of $20.9 million in personnel-related expenses due to a significant increase in our workforce from the prior year period and an increase of $10.9 million in stock-based compensation expense primarily related to new restricted stock units granted since the prior year period and 2022 quarterly bonus equity awards. See Note 9 - Stock-Based Compensation for further details on our stock-based compensation. In addition, there was an increase of $4.4 million in costs related to professional services and tools and materials to support our increased research and development activities. The remainder of the increase was made up of other immaterial items.

General and Administrative

General and administrative expenses increased by $20.0 million, or 89%, for the three months ended June 30, 2022, compared to the same period ended June 30, 2021, as we invested in people and infrastructure to support our growth and maturity as a public company. Specifically, the increase was primarily due to an increase of $16.2 million in stock-based compensation expense related to the restricted stock units granted to our founders immediately prior to closing of the Business Combination pursuant to the terms and conditions of the Business Combination Agreement (the “Founder Grants”). See Note 9 - Stock-Based Compensation for further details on our stock-based compensation. Personnel-related expenses increased by $6.4 million due to a significant increase in our workforce from the prior year period and a $3.4 million one-time expense related to the severance payments to our former co-CEO. In addition, the increase was partially offset by a $4.2 million decrease in professional service expenses, mainly due to the significant legal fees and expenses incurred in the prior year period related to the Business Combination and company readiness for going public. The remainder of the increase was made up of other immaterial items.

General and administrative expenses increased by $51.2 million, or 177%, for the six months ended June 30, 2022, compared to the same period ended June 30, 2021. The increase was primarily due to an increase of $32.2 million in stock-based compensation expense related to the Founder Grants. Personnel-related expenses increased by $10.3 million due to a significant increase in our workforce from the prior year period and a $3.4 million one-time expense related to the severance payments to our former co-CEO. In addition, there was an increase of $5.1 million in stock-based compensation expense primarily related to new restricted stock units granted since the prior year period and 2022 quarterly bonus equity awards. See Note 9 - Stock-Based Compensation for further details on our stock-based compensation. The remainder of the increase was made up of other immaterial items.

Other Warrant Expense

During the first fiscal quarter of 2021, we recognized $78.2 million of non-cash expense related to the vesting of warrants associated with the execution of the United Purchase Agreement and United Warrant Agreement, in satisfaction of the first milestone. There was no comparable activity during the three and six months ended June 30, 2022.

Gain on Forgiveness of PPP Loan

In April 2020, we obtained a loan of approximately $0.9 million pursuant to the Paycheck Protection Program under Division A, Title I of the CARES Act (the “PPP Loan”), with interest accruing on the PPP Loan at a rate of 0.98% per annum. In June 2021, we received forgiveness of the PPP Loan and accrued interest in full, resulting in a gain of $0.9 million recognized during the three and six months ended June 30, 2021. There was no comparable activity during the three and six months ended June 30, 2022.

Other Income, Net

We recognized other income, net of $8.0 million and $14.5 million for the three and six months ended June 30, 2022, respectively, primarily due to a gain of $8.3 million and $14.9 million recorded from a change in fair value of our warrant liabilities in the three and six months ended June 30, 2022, respectively (see Note 3 - Summary of Significant Accounting Policies). There was no comparable activity during the three and six months ended June 30, 2021.

Interest Income, Net
Interest income, net increased by $0.5 million and $0.1 million for the three and six months ended June 30, 2022, respectively, compared to the same periods ended June 30, 2021, primarily due to interest income from our money market accounts, net of interest expense recognized for the Silicon Valley Bank term loans we entered into in July 2021.

Liquidity and Capital Resources

As of June 30, 2022, our principal sources of liquidity were cash and cash equivalents of $654.8 million. We have incurred net losses since our inception and to date have not generated any revenues. We expect to incur additional losses and higher operating expenses for the foreseeable future. We believe that our existing cash and cash equivalents will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements.
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
The following includes our short-term and long-term material cash requirements from known contractual obligations as of June 30, 2022:
Notes Payable
We have short-term and long-term debt obligations of $10.0 million and $5.0 million, respectively. See Note 6 - Notes Payable to the consolidated condensed financial statements for further details on our debt.
Leases
We lease office, lab, hangar, and storage facilities in the normal course of business. Under our operating leases as noted in Note 7 - Commitments and Contingencies to the consolidated condensed financial statements, we have current obligations of $5.4 million and long-term obligations of $9.8 million.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(In millions)
Net cash used in operating activities	$(82.4)	$(28.8)
Net cash used in investing activities	$(2.1)	$(1.9)
Net cash used in financing activities	$(4.7)	$—
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

Net cash used in operating activities during the six months ended June 30, 2022 was $82.4 million, resulting from a net loss of $130.9 million, adjusted for non-cash items consisting primarily of $50.1 million in stock-based compensation primarily related to the Founder Grants, partially offset by a gain of $14.5 million primarily due to a change in fair value of our warrant liabilities. The net cash provided by changes in our net operating assets and liabilities of $6.8 million was primarily related to a $11.5 million increase in accrued expenses and other current liabilities mainly due to legal fees and expenses, partially offset by a $2.5 million increase in prepaid expenses, primarily due to prepaid research and development-related expenses, and a $1.6 million decrease in accounts payable due to timing of payments.

Net cash used in operating activities during the six months ended June 30, 2021 was $28.8 million, resulting from a net loss of $127.8 million, adjusted for non-cash items consisting primarily of $78.2 million in other warrant expense related to the vesting of United warrants. The net cash provided by changes in our net operating assets and liabilities of $18.8 million was primarily related to a $19.2 million increase in accounts payable mainly related to Wisk litigation costs, parts and materials used in our research and development activities, and advertising and marketing activities.
Cash Flows Used in Investing Activities
Net cash used in investing activities during the six months ended June 30, 2022 and 2021 was $2.1 million and $1.9 million, respectively, driven by purchases of property and equipment within those respective periods.
Cash Flows Used in Financing Activities
Net cash used in financing activities during the six months ended June 30, 2022 was $4.7 million, consisting of the repayment of the Silicon Valley Bank term loans for $5.0 million, offset by $0.3 million proceeds from the exercise of stock options. There was no cash provided by or used in financing activities during the six months ended June 30, 2021.
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
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act. Based on this evaluation and as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level.
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
▪We have hired a new Chief Financial Officer and have hired and plan to continue to hire additional accounting, human resources and payroll, and IT personnel to bolster our accounting and IT capabilities and capacity, and to establish and maintain our internal controls;

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

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Except as otherwise described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
For a description of our material pending legal proceedings, see Note 7 - Commitments and Contingencies of the notes to the consolidated condensed financial statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.
Item 1A. Risk Factors

Investing in our securities involves risks. Risk factors describing the major risks to our business can be found under Part I, Item 1A, “Risk Factors” in our Annual Report and in Part II, Item 1A, “Risk Factors” in our Q1 2022 10-Q, which are restated under “Risk Factors” in our Post-Effective Amendment No. 1 to Form S-1 filed with the SEC on July 1, 2022. You should consider carefully the risks and uncertainties described therein, together with all of the other information in this Quarterly Report, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated condensed financial statements and related notes, before deciding whether to purchase any of our securities. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of these risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, results of operations, and prospects. In such event, the market price of our securities could decline, and you could lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities

None.

Use of Proceeds

On October 30, 2020, Atlas consummated its initial public offering of 50,000,000 units. The units were sold at a price of $10.00 per unit, generating total gross proceeds of $500.0 million from the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933, as amended (the “Securities Act”) on a registration statement on Form S-1 (No. 333-249289). The registration statement became effective on October 27, 2020.

Simultaneously with the consummation of the initial public offering, Atlas consummated the sale of 8,000,000 private placement warrants, at a price of $1.50 per warrant, to Atlas Crest Investment LLC, generating gross proceeds to Atlas of $12.0 million. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

On August 9, 2022, we entered into Amendment No. 1 to the Warrant to Purchase Shares (the “Warrant Amendment”), by and between us and United, pursuant to which the parties amended the fourth milestone’s vesting conditions outlined in Exhibit B to the United Warrant Agreement. The Warrant Amendment provides that 4,422,529 shares of our Class A common stock will become vested and exercisable by United upon the occurrence of certain alternate vesting conditions as described in the Warrant Amendment.

The foregoing description of the Warrant Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the complete text of the Warrant Amendment, a copy of which we expect to file with our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022.

Item 6. Exhibits

Exhibit	Description
10.1†
Archer Aviation Inc. Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Archer Aviation Inc.’s Current Report on Form 8-K filed with the SEC on June 15, 2022)

10.2†	Archer Aviation Inc. Director Equity Deferral Plan
10.3†	Form of Irrevocable Deferral Election under Director Equity Deferral Plan
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ARCHER AVIATION INC.

August 10, 2022	By:	/s/ Mark Mesler
Mark Mesler
Chief Financial Officer (Principal Financial and Accounting Officer)