Form 10-Q
period 2022-09-30
Archer Aviation Inc.
filed 2022-11-10
CIK 1824502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 4, 2022, the number of shares of the registrant’s Class A common stock outstanding was 177,686,334, and the number of shares of the registrant’s Class B common stock outstanding was 65,608,461.

Archer Aviation Inc.
For 10-Q
For the Quarterly Period Ended September 30, 2022

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
ii

Part I - Financial Information
Item 1. Financial Statements
Archer Aviation Inc.
Consolidated Condensed Balance Sheets
(In millions, except share and per share data; unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$112.5	$746.6
Restricted cash	2.9	0.3
Short-term investments	488.1	—
Prepaid expenses	10.8	7.6
Other current assets	1.0	0.3
Total current assets	615.3	754.8
Property and equipment, net	9.9	5.9
Intangible assets, net	0.4	0.5
Right-of-use assets	11.1	4.5
Other long-term assets	0.9	2.7
Total assets	$637.6	$768.4
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5.2	$3.4
Current portion of lease liabilities	4.1	3.1
Current portion of notes payable	9.4	9.5
Accrued expenses and other current liabilities	25.1	12.3
Total current liabilities	43.8	28.3
Notes payable, net of current portion	2.3	9.3
Lease liabilities, net of current portion	7.6	1.2
Warrant liabilities	15.5	30.3
Other long-term liabilities	11.2	0.4
Total liabilities	80.4	69.5
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 700,000,000 shares authorized; 173,811,665 and 162,789,591 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Class B common stock, $0.0001 par value; 300,000,000 shares authorized; 64,780,006 and 74,937,945 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	1,153.9	1,072.5
Accumulated deficit	(595.5)	(373.6)
Accumulated other comprehensive loss	(1.2)	—
Total stockholders’ equity	557.2	698.9
Total liabilities and stockholders’ equity	$637.6	$768.4
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Operations
(In millions, except share and per share data; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$47.0	$23.1	$112.3	$44.6
General and administrative	40.8	114.1	121.0	143.1
Other warrant expense	6.0	39.1	6.0	117.3
Total operating expenses	93.8	176.3	239.3	305.0
Loss from operations	(93.8)	(176.3)	(239.3)	(305.0)
Gain on forgiveness of PPP loan	—	—	—	0.9
Other income, net	1.3	0.1	15.8	0.1
Interest income (expense), net	1.5	(0.5)	1.6	(0.5)
Loss before income taxes	(91.0)	(176.7)	(221.9)	(304.5)
Net loss	$(91.0)	$(176.7)	$(221.9)	$(304.5)

Net loss per share, basic and diluted	$(0.38)	$(2.00)	$(0.93)	$(4.50)
Weighted-average shares outstanding, basic and diluted	240,252,605	88,443,192	239,374,195	67,693,754
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Comprehensive Loss
(In millions; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(91.0)	$(176.7)	$(221.9)	$(304.5)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	(1.2)	—	(1.2)	—
Comprehensive loss	$(92.2)	$(176.7)	$(223.1)	$(304.5)
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In millions, except share data; unaudited)

	Common Stock				Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Class A		Class B			Accumulated Deficit		Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	162,789,591	$—	74,937,945	$—	$1,072.5	$(373.6)	$—	$698.9
Conversion of Class B common stock to Class A common stock	1,757,980	—	(1,757,980)	—	—	—	—	—
Issuance of restricted stock and restricted stock expense	300,014	—	—	—	16.0	—	—	16.0
Exercise of stock options	353,640	—	399,621	—	0.1	—	—	0.1
Issuance of warrants and warrant expense	—	—	—	—	1.2	—	—	1.2
Stock-based compensation	—	—	—	—	6.7	—	—	6.7
Net loss	—	—	—	—	—	(59.2)	—	(59.2)
Balance as of March 31, 2022	165,201,225	—	73,579,586	—	1,096.5	(432.8)	—	663.7
Conversion of Class B common stock to Class A common stock	4,190,561	—	(4,190,561)	—	—	—	—	—
Issuance of restricted stock and restricted stock expense	992,006	—	—	—	17.9	—	—	17.9
Exercise of stock options	341,987	—	1,342,726	—	0.2	—	—	0.2
Issuance of warrants and warrant expense	—	—	—	—	1.6	—	—	1.6
Cancellation of Class B common stock (Note 9)	—	—	(5,002,306)	—	—	—	—	—
Stock-based compensation	—	—	—	—	6.5	—	—	6.5
Net loss	—	—	—	—	—	(71.7)	—	(71.7)
Balance as of June 30, 2022	170,725,779	—	65,729,445	—	1,122.7	(504.5)	—	618.2
Conversion of Class B common stock to Class A common stock	1,182,629	—	(1,182,629)	—	—	—	—	—
Issuance of restricted stock and restricted stock expense	1,568,279	—	—	—	18.4	—	—	18.4
Exercise of stock options	334,978	—	233,190	—	0.1	—	—	0.1
Issuance of warrants and warrant expense	—	—	—	—	6.4	—	—	6.4
Stock-based compensation	—	—	—	—	6.3	—	—	6.3
Net loss	—	—	—	—	—	(91.0)	—	(91.0)
Other comprehensive loss	—	—	—	—	—	—	(1.2)	(1.2)
Balance as of September 30, 2022	173,811,665	$—	64,780,006	$—	$1,153.9	$(595.5)	$(1.2)	$557.2
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In millions, except share data; unaudited)

	Common Stock				Additional Paid-in Capital
	Class A		Class B			Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	49,828,517	$—	66,714,287	$—	$61.7	$(25.8)	$35.9
Exercise of stock options	147,319	—	525,044	—	—	—	—
Issuance of warrants	—	—	—	—	78.2	—	78.2
Stock-based compensation	—	—	—	—	0.9	—	0.9
Net loss	—	—	—	—	—	(94.9)	(94.9)
Balance as of March 31, 2021	49,975,836	—	67,239,331	—	140.8	(120.7)	20.1
Exercise of stock options	147,318	—	94,005	—	—	—	—
Stock-based compensation	—	—	—	—	1.0	—	1.0
Net loss	—	—	—	—	—	(32.9)	(32.9)
Balance as of June 30, 2021	50,123,154	—	67,333,336	—	141.8	(153.6)	(11.8)
Issuance of restricted stock	—	—	10,004,612	—	101.7	—	101.7
Exercise of stock options	147,320	—	2,538,077	—	0.4	—	0.4
Issuance of warrants	—	—	—	—	44.8	—	44.8
Exercise of warrants	8,845,058	—	—	—	0.1	—	0.1
Stock-based compensation	—	—	—	—	1.1	—	1.1
Issuance of Class A common stock pursuant to the Business Combination Agreement	36,385,693	—	—	—	162.3	—	162.3
PIPE financing	61,512,500	—	—	—	600.0	—	600.0
Net loss	—	—	—	—	—	(176.7)	(176.7)
Balance as of September 30, 2021	157,013,725	$—	79,876,025	$—	$1,052.2	$(330.3)	$721.9
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Cash Flows
(In millions; unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(221.9)	$(304.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other	2.7	0.8
Debt discount and issuance cost amortization	0.4	0.1
Stock-based compensation	76.3	104.7
Change in fair value of warrant liabilities and other warrant costs	(14.4)	0.1
Non-cash lease expense	3.2	1.0
Research and development warrant expense	2.9	5.7
Other warrant expense	6.0	117.3
Interest income on short-term investments	(0.3)	—
Accretion and amortization income of short-term investments	(1.4)	—
Gain on forgiveness of PPP loan	—	(0.9)
Changes in operating assets and liabilities:
Prepaid expenses	(3.2)	(0.3)
Other current assets	(0.5)	(0.4)
Other long-term assets	1.8	(0.5)
Accounts payable	1.5	16.9
Accrued expenses and other current liabilities	5.9	1.5
Operating lease right-of-use assets and lease liabilities, net	(2.5)	(1.0)
Other long-term liabilities	10.3	—
Net cash used in operating activities	(133.2)	(59.5)
Cash flows from investing activities
Purchase of short-term investments	(487.6)	—
Purchase of property and equipment	(3.6)	(3.0)
Net cash used in investing activities	(491.2)	(3.0)
Cash flows from financing activities
Proceeds from issuance of debt	—	20.0
Repayment of long-term debt	(7.5)	—
Proceeds from PIPE financing	—	600.0
Recapitalization transaction	—	257.6
Recapitalization transaction costs	—	(55.8)
Proceeds from exercise of stock options	0.4	0.4
Proceeds from exercise of stock warrants	—	0.1
Payment of debt issuance costs	—	(0.2)
Net cash (used in) provided by financing activities	(7.1)	822.1
Net decrease in cash, cash equivalents, and restricted cash	(631.5)	759.6
Cash, cash equivalents, and restricted cash, beginning of period	746.9	36.6
Cash, cash equivalents, and restricted cash, end of period	$115.4	$796.2
Supplemental Cash Flow Information:
Cash paid for interest	$1.2	$0.3
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$3.2	$0.4
Allocation of debt proceeds to stock warrants	$—	$1.2
Conversion of convertible preferred stock to common stock in connection with the reverse recapitalization	$—	$61.5
PIPE financing issuance costs settled with the issuance of Class A common stock	$—	$7.0
Recapitalization transaction costs settled with the issuance of Class A common stock	$—	$8.1
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)

Note 1 - Organization and Nature of Business
Organization and Nature of Business

Archer Aviation Inc. (the “Company,” “we,” “us” or “our”), a Delaware corporation, with its headquarters located in San Jose, California, is an aerospace company. The Company is designing and developing electric vertical takeoff and landing (“eVTOL”) aircraft for use in urban air mobility (“UAM”) networks. The Company’s mission is to unlock the skies, freeing everyone to reimagine how they move and spend time.
The Company’s Planned Lines of Business

Upon receipt of all necessary Federal Aviation Administration (“FAA”) certifications and any other government approvals necessary for the Company to manufacture and operate its aircraft, the Company intends to operate two complementary lines of business. The Company’s core focus is direct-to-consumer offerings (“Archer UAM”) with its secondary focus being business-to-business offerings (“Archer Direct”).

Archer UAM

The Company plans to operate its own UAM ecosystem initially in select major U.S. cities. The Company’s UAM ecosystem will operate using its eVTOL aircraft, which is currently in development.

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
Note 2 - Liquidity and Going Concern
Since the Company’s formation, the Company has devoted substantial effort and capital resources to the design and development of its planned eVTOL aircraft and UAM network. Funding of these activities has primarily been through the net proceeds received from the issuance of related and third-party debt (Note 6), and the sale of preferred and common stock to related and third parties (Note 8). Through September 30, 2022, the Company has incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $595.5 million. Following the closing of the Business Combination on the Closing Date, the Company received net cash proceeds of $801.8 million. As of September 30, 2022, the Company had cash and cash equivalents of $112.5 million and short-term investments in marketable securities of $488.1 million, which management believes will be sufficient to fund the Company’s current operating plan for at least the next 12 months from the date these consolidated condensed financial statements were issued.
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

Retroactive Application of Reverse Recapitalization

The Business Combination was accounted for as a reverse recapitalization of equity structure. Pursuant to U.S. GAAP, the Company retrospectively recast its weighted-average outstanding shares within the Company’s consolidated condensed

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
statement of operations for the three and nine months ended September 30, 2021. As part of the closing, all of Legacy Archer’s issued Series Seed redeemable convertible preferred stock and Series A redeemable convertible preferred stock were converted into Legacy Archer common stock, which were converted again, along with all other issued and outstanding common stock of Legacy Archer, into New Archer Class A common stock and New Archer Class B common stock. The basic and diluted weighted-average Legacy Archer common stock were retroactively converted to New Archer Class A common stock and New Archer Class B common stock to conform to the recast in the consolidated condensed statements of stockholders’ equity.

Cash, Cash Equivalents, and Restricted Cash
Cash consists of cash on deposit with financial institutions. Cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of three months or less from the date of purchase. As of September 30, 2022, the Company’s cash and cash equivalents included money market funds of $59.5 million and commercial paper of $12.9 million. As of December 31, 2021, the Company’s cash and cash equivalents included money market funds of $0.3 million.
Restricted cash consists of cash held as security for the Company’s standby letters of credit to support three of the Company’s leased properties. Refer to Note 7 - Commitments and Contingencies for further details.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated condensed balance sheets that sum to amounts reported on the statements of cash flows:

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$112.5	$746.6
Restricted cash	2.9	0.3
Total cash, cash equivalents, and restricted cash	$115.4	$746.9

Short-Term Investments
The Company has short-term investments in marketable securities with original maturities of less than one year, including U.S. Treasury securities, corporate debt securities and commercial paper. The Company classifies its marketable securities as available-for-sale at the time of purchase and reevaluates such classification at each balance sheet date. These marketable securities are carried at fair value, and unrealized gains and losses are recorded in other comprehensive loss in the consolidated condensed statements of comprehensive loss, which is reflected as a component of stockholders’ equity. These marketable securities are assessed as to whether those with unrealized loss positions are other than temporarily impaired. The Company considers impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely the securities will be sold before the recovery of their cost basis. Realized gains and losses from the sale of marketable securities and from declines in value deemed to be other than temporary are determined based on the specific identification method and recognized in other income, net in the consolidated condensed statements of operations.

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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of September 30, 2022
Description	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash Equivalents:
Money market funds	$59.5	$—	$—	$59.5
Commercial paper	$—	$12.9	$—	$12.9
Short-Term Investments:
U.S. Treasury securities	$344.3	$—	$—	$344.3
Corporate debt securities	$—	$19.9	$—	$19.9
Commercial paper	$—	$123.9	$—	$123.9

Liabilities:
Warrant Liability – Public Warrants	$9.2	$—	$—	$9.2
Warrant Liability – Private Placement Warrants	$—	$—	$6.3	$6.3

	As of December 31, 2021
Description	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds	$0.3	$—	$—	$0.3

Liabilities:
Warrant Liability – Public Warrants	$20.2	$—	$—	$20.2
Warrant Liability – Private Placement Warrants	$—	$—	$10.1	$10.1

Cash Equivalents

The Company’s cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of three months or less from the date of purchase. The Company classifies its money market funds as Level 1, because they are valued based on quoted market prices in active markets. The Company classifies its investments in commercial paper as Level 2, because they are valued using inputs other than quoted prices, which are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.

Short-Term Investments

The Company’s short-term investments consist of high quality, investment grade marketable securities and are classified as available-for-sale. The Company classifies its investments in U.S. Treasury securities as Level 1, because they are valued using

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
quoted market prices in active markets. The Company classifies its investments in corporate debt securities and commercial paper as Level 2, because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.

The following table presents a summary of the Company’s cash equivalents and short-term investments as of September 30, 2022:

	As of September 30, 2022
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Cash Equivalents:
Money market funds	$59.5	$—	$—	$59.5
Commercial paper	12.9	—	—	12.9
Short-Term Investments:
U.S. Treasury securities	345.4	—	(1.1)	344.3
Corporate debt securities	20.0	—	(0.1)	19.9
Commercial paper	123.9	—	—	123.9
Total	$561.7	$—	$(1.2)	$560.5

The unrealized losses related to the Company’s short-term investments were primarily due to changes in interest rates and not due to increased credit risk or other valuation concerns. During each of the three and nine months ended September 30, 2022, the Company had no other-than-temporary impairments.

Public Warrants

The measurement of the public warrants as of September 30, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “ACHR WS.” The quoted price of the public warrants was $0.53 per warrant as of September 30, 2022.
Private Placement Warrants
The Company utilizes a Monte Carlo simulation model for the private placement warrants at each reporting period, with changes in fair value recognized in the consolidated condensed statement of operations. The estimated fair value of the private placement warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model and Monte Carlo simulation model are assumptions related to expected share-price volatility, expected life, risk-free interest rate, and dividend yield.
The key inputs into the Monte Carlo simulation model for the private placement warrants are as follows:

Input	September 30, 2022	December 31, 2021
Stock price	$2.61	$6.04
Strike price	$11.50	$11.50
Dividend yield	0.00%	0.00%
Term (in years)	3.96	4.71
Volatility	81.1%	45.3%
Risk-free rate	4.16%	1.22%

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
The following table presents the change in fair value of the Company’s Level 3 private placement warrants during the nine months ended September 30, 2022 (in millions):

Balance as of December 31, 2021	$10.1
Change in fair value	(3.8)
Balance as of September 30, 2022	$6.3

The Company recognized a loss of $0.1 million and a gain of $14.8 million in connection with changes in the fair value of warrant liabilities within other income, net in the consolidated condensed statement of operations during the three and nine months ended September 30, 2022, respectively. Refer to Note 12 - Liability Classified Warrants for additional information about the public and private placement warrants.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Certain financial instruments, including debt, are not measured at fair value on a recurring basis in the consolidated condensed balance sheets. The fair value of debt as of September 30, 2022 approximates its carrying value.
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
As of September 30, 2022 and December 31, 2021, the net carrying amounts for domain names were $0.4 million and $0.5 million recorded in the Company’s consolidated condensed balance sheets, respectively.

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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
The following table presents the number of antidilutive shares excluded from the calculation of diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options to purchase common stock	5,973,985	10,296,564	5,973,985	10,296,564
Unvested restricted stock units	44,908,284	31,888,836	44,908,284	31,888,836
Warrants	30,558,565	32,519,357	30,558,565	32,519,357
Total	81,440,834	74,704,757	81,440,834	74,704,757
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

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s financial statements.
Note 4 - Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	September 30, 2022	December 31, 2021
Furniture, fixtures, and equipment	$1.3	$2.8
Computer hardware	4.8	2.5
Computer software	0.6	0.5
Website design	0.5	0.5
Leasehold improvements	2.6	1.0
Construction in progress	3.5	—
Total property and equipment	13.3	7.3
Less: Accumulated depreciation	(3.4)	(1.4)
Total property and equipment, net	$9.9	$5.9

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
The following table presents depreciation expense included in each respective expense category in the consolidated condensed statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$0.8	$0.3	$1.7	$0.5
General and administrative	0.2	0.1	0.6	0.3
Total depreciation expense	$1.0	$0.4	$2.3	$0.8
Note 5 - Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	September 30, 2022	December 31, 2021
Accrued professional fees	$13.5	$6.9
Accrued employee costs	6.8	2.6
Accrued parts and materials	0.7	0.9
Taxes payable	0.3	0.6
Accrued capital expenditures	2.9	0.4
Accrued marketing fees	—	0.3
Other current liabilities	0.9	0.6
Total	$25.1	$12.3
Note 6 - Notes Payable
Long-term notes payable consisted of the following (in millions):

	September 30, 2022	December 31, 2021
Silicon Valley Bank (“SVB”) Term Loans	$12.5	$20.0
Term Loans unamortized discount and loan issuance costs	(0.8)	(1.2)
Total debt, net of discount and loan issuance costs	11.7	18.8
Less current portion, net of discount and loan issuance costs	(9.4)	(9.5)
Total long-term notes payable, net of discount and loan issuance costs	$2.3	$9.3

SVB Loan
On July 9, 2021, the Company, as the borrower, entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with SVB and SVB Innovation Credit Fund VIII, L.P. (“SVB Innovation”) as the lenders, and SVB as the collateral agent. The total principal amount of the loans is $20 million (the “Term Loans”), and all obligations due under the Term Loans are collateralized by all of the Company’s right, title, and interest in and to its specified personal property in favor of the collateral agent. The Term Loans include events of default and covenant provisions, whereby accelerated repayment may result if the Company were to default. On January 1, 2022, the Company began repaying the Term Loans, which are payable in 24 equal monthly installments, including principal and interest. The interest rate on the loans is a floating rate per annum equal to the greater of (i) 8.5% and (ii) the Prime Rate plus the Prime Rate Margin (each as defined in the Loan and Security Agreement), which increases by 2% per annum upon the occurrence of an event of default. For the three and nine months ended September 30, 2022, the Company recognized interest expense of $0.3 million and $1.1 million, respectively.
Additionally, in conjunction with the issuance of the Term Loans, the Company issued 366,140 warrants to SVB and 366,140 warrants to SVB Innovation, totaling 732,280 warrants. The Company issued the warrants to the lenders as consideration for entering into the Term Loans, representing a loan issuance fee. Each warrant provides SVB and SVB Innovation with the right to purchase one share of the Company’s Class A common stock. The Company recorded the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
remeasurement at each balance sheet date until exercised, and any change in fair value is recognized as a gain or loss in the Company’s consolidated condensed statements of operations. The initial offsetting entry to the warrant liability was a debt discount recorded to reflect the loan issuance fee. See Note 12 - Liability Classified Warrants for further details.

Upon the closing of the Business Combination, the SVB warrants became public warrants. The subsequent measurement of the SVB warrants as of September 30, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “ACHR WS.” The quoted price of the public warrants was $0.53 as of September 30, 2022.
During the three and nine months ended September 30, 2022, the Company recognized interest expense of $0.1 million and $0.4 million related to the amortization of the discount and issuance costs, respectively. The unamortized balance of the discount and issuance costs was $0.8 million as of September 30, 2022.
The future scheduled principal maturities of notes payable as of September 30, 2022 are as follows (in millions):

Remaining 2022	$2.5
2023	10.0
$12.5
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
On March 9, 2022, the Company entered into a lease agreement with SIR Properties Trust. The lease is for approximately 68,000 rentable square feet of building space in the building located at 77 Rio Robles, San Jose, California. The Company intends that the premises will be used for lab space and a low rate initial production facility. The term of the lease commences 210 days after the landlord delivers possession of the premises to the Company, subject to certain demolition work being completed, and will expire 90 months thereafter, with an option for the Company to extend the term for one additional five-year period. Base rent payments due under the lease are expected to be approximately $15.0 million in the aggregate over the term of the lease. The Company is also responsible for certain other costs under the lease, such as certain build-out expenses, operating expenses, taxes, assessments, insurance, and utilities. However, the lease requires that the landlord shall provide the Company with an allowance that may be applied against certain of the Company’s build-out and moving expenses. As of September 30, 2022, the lease has not commenced.
The Company’s lease costs were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$1.5	$0.5	$4.1	$1.2
Short-term lease cost	0.1	—	0.1	—
Total lease cost	$1.6	$0.5	$4.2	$1.2

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
The Company’s weighted-average remaining lease term and discount rate as of September 30, 2022 and September 30, 2021 were as follows:

	2022	2021
Weighted-average remaining lease term (in months)	41	19
Weighted-average discount rate	11.46%	10.81%
The minimum aggregate future obligations under the Company’s non-cancelable operating leases as of September 30, 2022 were as follows (in millions):

Remaining 2022	$1.5
2023	4.4
2024	2.8
2025	2.9
2026	2.5
Total future lease payments	14.1
Less: imputed interest	(2.4)
Present value of future lease payments	$11.7
Supplemental cash flow information and non-cash activities related to right-of-use assets and lease liabilities were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating cash outflows from operating leases	$0.9	$0.5	$2.7	$1.2
Operating lease assets obtained in exchange for new lease liabilities	$—	$0.4	$9.4	$1.4

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
As of September 30, 2022, the Company had standby letters of credit in the aggregate outstanding amount of $2.9 million, secured with restricted cash, to support three of the Company’s leased properties.
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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
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

On January 19, 2022, the Company filed a motion for judgment on the pleadings to dismiss two of Wisk’s asserted patents as invalid, which the District Court granted on April 19, 2022. The District Court separately ordered Wisk to narrow its trade secret case to 10 of the 52 alleged trade secrets and its patent case to eight claims across all patents that remain in the case. The deadline for Wisk to do so pursuant to a modified case schedule entered by the District Court is November 30, 2022. A trial on Wisk’s claims and the Company’s counterclaims is currently scheduled to begin on August 14, 2023.

On April 6, 2022, the Company brought a lawsuit against The Boeing Company (“Boeing”) in the Superior Court of California, County of Santa Clara (the “Superior Court”), asserting substantially the same claims set forth in the Company’s counterclaims against Wisk. On April 11, 2022, the Superior Court issued an order staying discovery and the responsive pleading deadline until after the case management conference set for August 2022. On September 6, 2022, the Superior Court entered an order approving the parties’ joint stipulation to stay the Company’s lawsuit against Boeing pending the resolution of the lawsuit between Wisk and the Company in the District Court.

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
Note 8 - Preferred and Common Stock
Preferred Stock
As of September 30, 2022, no shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.

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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Dividends
Holders of Class A common stock and Class B common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefor. No dividends on common stock have been declared by the Company’s board of directors through September 30, 2022, and the Company does not expect to pay dividends in the foreseeable future.
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
During the three and nine months ended September 30, 2022, 1,182,629 and 7,131,170 shares of Class B common stock were converted into Class A common stock, respectively.
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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
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

Employee Stock Purchase Plan

In August 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately upon the closing of the Business Combination. The ESPP permits eligible employees to purchase shares of Class A common stock at a price equal to 85% of the lower of the fair market value of Class A common stock on the first day of an offering or on the date of purchase. The maximum number of shares of Class A common stock that may be issued under the ESPP will not exceed 4,969,059 shares. Additionally, the number of shares of Class A common stock reserved for issuance under the ESPP will automatically increase on January 1st of each year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by the lesser of (i) 1.0% of the total number of shares of Class A common stock outstanding on December 31st of the preceding calendar year; (ii) 9,938,118 shares of Class A common stock; or (iii) such lesser number of shares of the Company as determined by the board of directors. In accordance therewith, the number of shares of Class A common stock reserved for issuance under the ESPP increased by 1,627,895 on January 1, 2022. As of September 30, 2022, there have been no purchases under the ESPP, and therefore, no shares have been issued.

Quarterly Equity Awards
Subject to the achievement of certain performance goals established by the Company from time to time, the Company’s employees are eligible to receive an annual incentive bonus that will entitle them to a quarterly grant of a number of restricted stock units (“RSUs”) determined by dividing 25% of the annual bonus target amount by the closing price of the Company’s Class A common stock on the date of grant. The RSUs will be fully vested on the date of grant. Furthermore, all the quarterly equity awards are contingent and issued only upon approval by the Company’s board of directors. During the three and nine months ended September 30, 2022, the Company recognized stock-based compensation expense of $2.6 million and $6.6 million related to these quarterly equity awards, respectively.

Stock Options
A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2022	9,444,221	$0.12	8.66	$55.9
Exercised	(3,006,143)	$0.13		$11.2
Expired/forfeited	(464,093)	$0.11
Outstanding as of September 30, 2022	5,973,985	$0.12	7.89	$14.9
Exercisable as of September 30, 2022	1,102,164	$0.12	7.92	$2.7
Vested and expected to vest as of September 30, 2022	5,973,985	$0.12	7.89	$14.9
The Company recognized stock-based compensation expense of $0.9 million and $3.0 million for stock options for the three and nine months ended September 30, 2022, respectively. The Company recognized stock-based compensation expense of $1.0 million and $2.9 million for stock options for the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022, the total remaining stock-based compensation expense for unvested stock options was $9.6 million, which is expected to be recognized over a weighted-average period of 1.2 years.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)

Restricted Stock Units
A summary of the Company’s RSU activity is as follows:

	Number of Shares	Weighted Average Grant Price
Outstanding as of January 1, 2022	36,249,396	$6.53
Granted	11,048,502	$3.54
Vested	(2,860,299)	$5.38
Forfeited	(1,404,315)	$7.05
Outstanding as of September 30, 2022	43,033,284	$5.82
In September 2022, the Company granted 354,879 RSUs under the Amended and Restated 2021 Plan. The RSUs generally vest over a three- or four-year period with a straight-line vesting and a 33% or 25% one-year cliff and remain subject to forfeiture if vesting conditions are not met. Upon vesting, RSUs are settled in Class A common stock on a one-for-one basis. The shares of Class A common stock underlying RSU grants are not issued and outstanding until the applicable vesting date.
In August 2022, the Company granted 435,814 RSUs under the Amended and Restated 2021 Plan, representing the quarterly equity awards for the Company’s second fiscal quarter of 2022. The RSUs were fully vested on the date of grant and settled in Class A common stock on a one-for-one basis. In addition, the Company granted 910,196 RSUs under the Amended and Restated 2021 Plan. The RSUs generally vest over a three- or four-year period with a straight-line vesting and a 33% or 25% one-year cliff and remain subject to forfeiture if vesting conditions are not met. Upon vesting, RSUs are settled in Class A common stock on a one-for-one basis. The shares of Class A common stock underlying RSU grants are not issued and outstanding until the applicable vesting date.
In July 2022, the Company granted 2,151,639 RSUs under the Amended and Restated 2021 Plan. The RSUs vest over three and a half years with a straight-line vesting and remain subject to forfeiture if vesting conditions are not met. Upon vesting, RSUs are settled in Class A common stock on a one-for-one basis. The shares of Class A common stock underlying RSU grants are not issued and outstanding until the applicable vesting date. In addition, the Company granted 1,863,655 RSUs under the Amended and Restated 2021 Plan. The RSUs generally vest over a three- or four-year period with a straight-line vesting and a 33% or 25% one-year cliff and remain subject to forfeiture if vesting conditions are not met. Upon vesting, RSUs are settled in Class A common stock on a one-for-one basis. The shares of Class A common stock underlying RSU grants are not issued and outstanding until the applicable vesting date.
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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
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

For the three and nine months ended September 30, 2022, the Company recorded $16.3 million and $48.5 million of stock-based compensation expense, respectively, for the amortized portion of the market award for the remaining three tranches in general and administrative expenses in the consolidated condensed statements of operations. For each of the three and nine months ended September 30, 2021, the Company recorded $101.7 million of stock-based compensation expense primarily for the vesting of the first tranche in general and administrative expenses in the consolidated condensed statements of operations.
For the three and nine months ended September 30, 2022, the Company recorded $5.4 million and $16.5 million of stock-based compensation expense, respectively, related to RSUs (excluding the Founder Grants). For each of the three and nine months ended September 30, 2021, the Company recorded less than $0.1 million of stock-based compensation expense related to RSUs (excluding the Founder Grants).

As of September 30, 2022, the total remaining stock-based compensation expense for unvested RSUs (including the Founder Grants) was $282.3 million, which is expected to be recognized over a weighted-average period of 1.9 years.

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
The following table presents stock-based compensation expense included in each respective expense category in the consolidated condensed statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$6.7	$0.8	$19.0	$2.2
General and administrative	19.5	102.0	57.3	102.5
Total stock-based compensation expense	$26.2	$102.8	$76.3	$104.7

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Warrants
A summary of the Company’s warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2022	8,644,932	$0.01	8.87	$52.1
Issued	91,667	$0.01
Exercised	—	$—		$—
Outstanding as of September 30, 2022	8,736,599	$0.01	8.09	$22.7
Vested and exercisable as of September 30, 2022	3,576,981	$0.01	4.85	$9.3
United Airlines
On January 29, 2021, the Company entered into a Purchase Agreement (the “United Purchase Agreement”), Collaboration Agreement (the “United Collaboration Agreement”), and Warrant to Purchase Shares Agreement (the “United Warrant Agreement”) with United Airlines, Inc. (“United”). Under the terms of the United Purchase Agreement, United has a conditional purchase order for up to 200 of the Company’s aircraft, with an option to purchase an additional 100 aircraft. Those purchases are conditioned upon the Company meeting certain conditions that include, but are not limited to, the certification of the Company’s aircraft by the FAA and further negotiation and reaching of mutual agreement on certain material terms related to the purchases. The Company issued 14,741,764 warrants to United to purchase shares of the Company’s Class A common stock. Each warrant provides United with the right to purchase one share of the Company’s Class A common stock at an exercise price of $0.01 per share. The warrants were initially expected to vest in four installments in accordance with the following milestones: the execution of the United Purchase Agreement and the United Collaboration Agreement, the completion of the Business Combination, the certification of the aircraft by the FAA, and the sale of aircraft to United.
On August 9, 2022, the Company entered into Amendment No. 1 to the United Purchase Agreement (the “Amended United Purchase Agreement”) and Amendment No. 1 to the United Warrant Agreement (the “Amended United Warrant Agreement”). In association with the Amended United Purchase Agreement, the Company received a $10.0 million pre-delivery payment from United for 100 of the Company’s aircraft (the “Pre-Delivery Payment”), which was recognized as a contract liability in other long-term liabilities in the Company’s consolidated condensed balance sheets. Pursuant to the Amended United Warrant Agreement, the vesting condition of the fourth milestone of the United Warrant Agreement was modified, and the warrants now vest in four installments in accordance with the following sub-milestones: (i) 737,088 warrants vested upon receipt by the Company of the Pre-Delivery Payment on August 9, 2022; (ii) 2,211,264 warrants shall vest on February 9, 2023 upon the six-month anniversary of the amendment date; (iii) 3,685.45 warrants shall vest upon the acceptance and delivery of each of the Company’s 160 aircraft; and (iv) 22,112.65 warrants shall vest upon the acceptance and delivery of each of the Company’s 40 aircraft.
The Company accounts for the Amended United Purchase Agreement and the United Collaboration Agreement under ASC 606, Revenue from Contracts with Customers. The Company identified the sale of each aircraft ordered by United as a separate performance obligation in the contract. As the performance obligations have not been satisfied, the Company has not recognized any revenue as of September 30, 2022.
With respect to the warrant vesting milestones outlined above, the Company accounts for them as consideration payable to a customer under ASC 606 related to the future purchase of aircraft by United. Pursuant to ASC 718, Compensation — Stock Compensation, the Company measured the grant date fair value of the warrants to be recognized upon the achievement of each of the original four milestones and the vesting of the related warrants. The Company determined that the warrants will be classified as equity awards based on the criteria of ASC 480, Distinguishing Liabilities from Equity and ASC 718.
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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
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
For the original fourth milestone, the sale of aircraft to United, the Company was initially expected to record the cost associated with the vesting of each portion of warrants within this milestone as a reduction of the transaction price as revenue is recognized for each sale of the aircraft. In connection with the Amended United Warrant Agreement, the Company evaluated the accounting implications associated with the amendment to the fourth milestone in accordance with ASC 606 and ASC 718. For the first sub-milestone, the receipt of the Pre-Delivery Payment, the Company accounted for it as a modification under ASC 718 and recorded the modification date fair value of the associated warrants in other warrant expense upon satisfaction of the sub-milestone on August 9, 2022. For the second sub-milestone, the vesting of warrants on February 9, 2023, the Company accounted for it as a modification under ASC 718 and will record the modification date fair value of the associated warrants in other warrant expense on a straight-line basis over six months following the amendment date. The modification date fair value of each warrant associated with the first and second sub-milestones was determined to be $4.37, which was the stock price of the Company’s Class A common stock at the modification date. For the third and fourth sub-milestones, the sale of 160 aircraft and 40 aircraft, respectively, the Company determined that the amendment does not represent a modification under ASC 718. The Company will record the cost associated with the vesting of each portion of the associated warrants as a reduction of the transaction price based on the original grant date fair value as revenue is recognized for each sale of the aircraft.
For each of the three and nine months ended September 30, 2022, the Company recorded $6.0 million in other warrant expense in the consolidated condensed statements of operations related to the first two sub-milestones under the fourth milestone, and a total of 737,088 warrants vested from achievement of the first sub-milestone under the fourth milestone.

For the three and nine months ended September 30, 2021, the Company recorded $39.1 million and $117.3 million in other warrant expense in the consolidated condensed statements of operations, respectively, related to the achievement of the first two milestones. A total of 8,845,058 warrants vested from achievement of the first two milestones and were exercised during the fiscal year ended December 31, 2021.
FCA US LLC
On November 6, 2020, the Company entered into a Collaboration Agreement with FCA US LLC (“FCA”) (the “FCA Collaboration Agreement”), in which both parties agreed to work together to complete a series of fixed duration collaboration projects related to the Company’s ongoing efforts to design, develop, and bring up production capabilities for its aircraft. The Company issued a warrant to FCA on November 6, 2020, in which FCA has the right to purchase up to 1,671,202 shares of the Company’s Class A common stock at an exercise price of $0.01 per share (subject to appropriate adjustment in the event of a stock dividend, stock split, combination, or other similar recapitalization). Shares under the warrant vest based on the completion of specific aircraft development milestones identified under the FCA Collaboration Agreement.
As the Company is currently in pre-revenue stage and is not generating any revenue from the FCA Collaboration Agreement, all costs incurred with third parties are recorded based on the nature of the cost incurred. The Company accounts for the warrant in accordance with the provisions of ASC 718. The Company will assess whether it is probable that the award will vest for each of the seven milestones at the end of every reporting period. If and when the award is deemed probable of vesting, the Company will recognize compensation expense for the portion of the grant determined probable of vesting on a straight-line basis over the duration of each milestone. If services had been provided by FCA prior to management determining the milestone is probable of being achieved, a cumulative catch-up adjustment will be recorded for services performed in prior periods. Costs incurred under the FCA Collaboration Agreement and warrant are associated with the design, development, and bring up of production for the Company’s aircraft. During each of the three and nine months ended September 30, 2022, the Company recorded less than $0.1 million of research and development expense in the consolidated condensed statements of operations related to the completion of certain milestones. During each of the three and nine months ended September 30, 2021, the Company recorded $0.1 million of research and development expense in the consolidated condensed statements of operations related to the completion of certain milestones. As of September 30, 2022, all of the seven milestones have been completed, amounting to 1,671,202 shares that have vested.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
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

The Company accounts for the warrant in accordance with ASC 718. The Company recognized compensation cost for half of the shares that were fully vested upon execution of the Manufacturing Consulting Agreement. The Company recognized compensation cost for the remaining half of the warrant as the related services were received from FCA Italy on a straight-line basis over the service period of 12 months. During the three and nine months ended September 30, 2022, the Company recorded $0.4 million and $2.8 million of research and development expense, respectively, in the consolidated condensed statements of operations related to services received during the periods for the second milestone. During each of the three and nine months ended September 30, 2021, the Company recorded $5.6 million of research and development expense in the consolidated condensed statements of operations related to the achievement of the first milestone and services received during the periods for the second milestone. As of September 30, 2022, both of the milestones have been completed, amounting to 1,077,024 shares that have vested.
Note 10 - Income Taxes
The Company recognized zero income tax expense for each of the three and nine months ended September 30, 2022, and zero and less than $0.1 million of income tax expense for the three and nine months ended September 30, 2021, respectively, resulting in an effective tax rate of 0%. The effective tax rate is different from the federal statutory tax rate primarily due to a full valuation allowance against deferred tax assets.
In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Based upon the analysis of federal and state deferred tax balances, future tax projections, and the Company’s lack of taxable income in the carryback period, the Company recorded a full valuation allowance against the federal and state deferred tax assets as of September 30, 2022 and 2021.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022. The Company does not currently expect the Inflation Reduction Act to impact its estimated effective tax rate due to a full valuation allowance against deferred tax assets.
Note 11 - 401(k) Savings Plan
The Company maintains a 401(k) savings plan for the benefit of its employees. The Company makes matching contributions equal to 50% of each employee contribution, subject to the maximum amount established by the Internal Revenue Service. All current employees are eligible to participate in the 401(k) savings plan. The Company’s matching contributions were approximately $0.5 million and $1.5 million for the three and nine months ended September 30, 2022, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2021, respectively.
Note 12 - Liability Classified Warrants
As of September 30, 2022, there were 17,398,947 public warrants outstanding. Public warrants may only be exercised for a whole number of shares. No fractional shares are issued upon exercise of the public warrants. The public warrants became exercisable on October 30, 2021, 12 months after the closing of the initial public offering of Atlas. The public warrants will expire five years from the consummation of the Business Combination or earlier upon redemption or liquidation.

Once the public warrants become exercisable, the Company may redeem the public warrants for redemption:

• in whole and not in part;

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)

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

As of September 30, 2022, there were 8,000,000 private placement warrants outstanding. The private placement warrants are identical to the public warrants underlying the shares sold in the initial public offering of Atlas, except that the private placement warrants and the shares of Class A common stock issuable upon the exercise of the private placement warrants became transferable, assignable, and salable on October 16, 2021, 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

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
Overview
We are designing and developing electric vertical takeoff and landing (“eVTOL”) aircraft for use in urban air mobility (“UAM”) networks. Our mission is to unlock the skies, freeing everyone to reimagine how they move and spend time.

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

The development of an eVTOL aircraft that meets our business requirements demands significant design and development efforts on all facets of the aircraft. We believe that by bringing together a mix of talent with eVTOL, traditional aerospace and automotive backgrounds, we are building a team that will allow us to move through the design, development, and certification of our eVTOL aircraft with the Federal Aviation Administration (“FAA”) in an efficient manner, thus allowing us to achieve our end goal of getting to commercialization as soon as possible.
Our Planned Lines of Business

Upon receipt of all necessary FAA certifications and any other government approvals necessary for us to manufacture and operate our aircraft, we intend to operate two complementary lines of business. Our core focus is direct-to-consumer offerings (“Archer UAM”) with our secondary focus being business-to-business offerings (“Archer Direct”).

Archer UAM

We plan to operate our own UAM ecosystem initially in select major U.S. cities. Our UAM ecosystem will operate using our eVTOL aircraft, which is currently in development. We project that the cost to manufacture and operate our eVTOL aircraft will be such that it will be able to enter the UAM ride-sharing market at a price point that is competitive with ground-based ride sharing services today. We will continue to evaluate our go-to-market strategy based on, among other things, estimated demand, readiness of the required infrastructure, and the scale of our UAM aircraft fleet.

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

Interest Income (Expense), Net

Interest income (expense), net primarily consists of interest income from our cash and cash equivalents and short-term investments in marketable securities, net of interest on notes payable.

Results of Operations
The following tables set forth our consolidated condensed statements of operations for the periods indicated:

	Three Months Ended September 30,
	2022	2021	Change $	Change %
	(In millions)
Operating expenses:
Research and development (1)	$47.0	$23.1	$23.9	103%
General and administrative (1)	40.8	114.1	(73.3)	(64)%
Other warrant expense	6.0	39.1	(33.1)	(85)%
Total operating expenses	93.8	176.3	(82.5)	(47)%
Loss from operations	(93.8)	(176.3)	82.5	(47)%
Other income, net	1.3	0.1	1.2	1200%
Interest income (expense), net	1.5	(0.5)	2.0	(400)%
Loss before income taxes	(91.0)	(176.7)	85.7	(49)%
Net loss	$(91.0)	$(176.7)	$85.7	(49)%

	Nine Months Ended September 30,
	2022	2021	Change $	Change %
	(In millions)
Operating expenses:
Research and development (1)	$112.3	$44.6	$67.7	152%
General and administrative (1)	121.0	143.1	(22.1)	(15)%
Other warrant expense	6.0	117.3	(111.3)	(95)%
Total operating expenses	239.3	305.0	(65.7)	(22)%
Loss from operations	(239.3)	(305.0)	65.7	(22)%
Gain on forgiveness of PPP loan	—	0.9	(0.9)	(100)%
Other income, net	15.8	0.1	15.7	15700%
Interest income (expense), net	1.6	(0.5)	2.1	(420)%
Loss before income taxes	(221.9)	(304.5)	82.6	(27)%
Net loss	$(221.9)	$(304.5)	$82.6	(27)%

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Research and development	$6.7	$0.8	$19.0	$2.2
General and administrative	19.5	102.0	57.3	102.5
Total stock-based compensation expense	$26.2	$102.8	$76.3	$104.7

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

Research and Development

Research and development expenses increased by $23.9 million, or 103%, for the three months ended September 30, 2022, compared to the same period ended September 30, 2021, as we invested in people and materials to advance our technology development. Specifically, the increase was primarily due to an increase of $12.4 million in costs related to professional services and tools and materials to support our increased research and development activities, an increase of $7.9 million in personnel-related expenses due to a significant increase in our workforce from the prior year period and an increase of $5.9 million in stock-based compensation expense primarily related to new restricted stock units granted since the prior year period and 2022 quarterly bonus equity awards to be granted in the subsequent fiscal quarter. The increase was partially offset by a decrease of $5.2 million in warrant expenses related to the warrants issued to FCA Italy. See Note 9 - Stock-Based Compensation for further details on our stock-based compensation and warrants. The remainder of the increase was made up of other immaterial items.

Research and development expenses increased by $67.7 million, or 152%, for the nine months ended September 30, 2022, compared to the same period ended September 30, 2021. The increase was primarily due to an increase of $28.8 million in personnel-related expenses due to a significant increase in our workforce from the prior year period and an increase of $16.8 million in stock-based compensation expense primarily related to new restricted stock units granted since the prior year period and 2022 quarterly bonus equity awards. See Note 9 - Stock-Based Compensation for further details on our stock-based compensation. In addition, there was an increase of $16.8 million in costs related to professional services and tools and materials to support our increased research and development activities. The remainder of the increase was made up of other immaterial items.

General and Administrative

General and administrative expenses decreased by $73.3 million, or 64%, for the three months ended September 30, 2022, compared to the same period ended September 30, 2021. The decrease was primarily due to a decrease of $85.4 million in stock-based compensation expense related to the restricted stock units granted to our founders immediately prior to closing of the Business Combination pursuant to the terms and conditions of the Business Combination Agreement (the “Founder Grants”). The decrease was partially offset by an increase of $3.5 million in professional service expenses mainly due to legal fees and expenses, an increase of $2.9 million in stock-based compensation expense primarily related to new restricted stock units granted since the prior year period and 2022 quarterly bonus equity awards to be granted in the subsequent fiscal quarter, and an increase of $2.5 million in personnel-related expenses due to a significant increase in our workforce from the prior year period. See Note 9 - Stock-Based Compensation for further details on our stock-based compensation. The remainder of the decrease was made up of other immaterial items.

General and administrative expenses decreased by $22.1 million, or 15%, for the nine months ended September 30, 2022, compared to the same period ended September 30, 2021. The decrease was primarily due to a decrease of $53.2 million in stock-based compensation expense related to the Founder Grants. The decrease was partially offset by an increase of $12.8 million in personnel-related expenses due to a significant increase in our workforce from the prior year period, an increase of $8.1 million in stock-based compensation expense primarily related to new restricted stock units granted since the prior year period and 2022 quarterly bonus equity awards, and an increase of $6.2 million in general and administrative expenses as we invested in people and infrastructure to support our growth and maturity as a public company. See Note 9 - Stock-Based Compensation for further details on our stock-based compensation. The remainder of the decrease was made up of other immaterial items.

Other Warrant Expense

Other warrant expense decreased by $33.1 million, or 85%, and $111.3 million, or 95%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods ended September 30, 2021. The decrease in both of these periods was due to the vesting of United warrants associated with specific milestones. See Note 9 - Stock-Based Compensation for further details on our other warrant expense.

Gain on Forgiveness of PPP Loan

In April 2020, we obtained a loan of approximately $0.9 million pursuant to the Paycheck Protection Program under Division A, Title I of the CARES Act (the “PPP Loan”), with interest accruing on the PPP Loan at a rate of 0.98% per annum. In June 2021, we received forgiveness of the PPP Loan and accrued interest in full, resulting in a gain of $0.9 million recognized during the second fiscal quarter of 2021. There was no comparable activity during the three and nine months ended September 30, 2022.

Other Income, Net

Other income, net increased by $1.2 million for the three months ended September 30, 2022, compared to the same period ended September 30, 2021, primarily due to a $1.4 million accretion and amortization income primarily related to our short-term investments. See Note 3 - Summary of Significant Accounting Policies.

Other income, net increased by $15.7 million for the nine months ended September 30, 2022, compared to the same period ended September 30, 2021. primarily due to a gain of $14.8 million recorded from a change in fair value of our warrant liabilities. See Note 3 - Summary of Significant Accounting Policies.

Interest Income (Expense), Net
Interest income (expense), net increased by $2.0 million and $2.1 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods ended September 30, 2021, primarily due to interest income from our cash and cash equivalents and short-term investments in marketable securities, net of interest expense recognized for the Silicon Valley Bank term loans we entered into in July 2021.

Liquidity and Capital Resources

As of September 30, 2022, our principal sources of liquidity were cash and cash equivalents of $112.5 million and short-term investments in marketable securities of $488.1 million. We have incurred net losses since our inception and to date have not generated any revenues. We expect to incur additional losses and higher operating expenses for the foreseeable future. We believe that our existing cash and cash equivalents will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements.
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
The following includes our short-term and long-term material cash requirements from known contractual obligations as of September 30, 2022:
Notes Payable
We have short-term and long-term debt obligations of $10.0 million and $2.5 million, respectively. See Note 6 - Notes Payable to the consolidated condensed financial statements for further details on our debt.
Leases
We lease office, lab, hangar, and storage facilities in the normal course of business. Under our operating leases as noted in Note 7 - Commitments and Contingencies to the consolidated condensed financial statements, we have current obligations of $5.1 million and long-term obligations of $9.0 million.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Net cash used in operating activities	$(133.2)	$(59.5)
Net cash used in investing activities	$(491.2)	$(3.0)
Net cash (used in) provided by financing activities	$(7.1)	$822.1
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

Net cash used in operating activities during the nine months ended September 30, 2022 was $133.2 million, resulting from a net loss of $221.9 million, adjusted for non-cash items consisting primarily of $76.3 million in stock-based compensation primarily related to the Founder Grants and $6.0 million in other warrant expense related to the United warrants (see Note 9 - Stock-Based Compensation), partially offset by a gain of $14.4 million primarily due to a change in fair value of our warrant liabilities. The net cash provided by changes in our net operating assets and liabilities of $13.3 million was primarily related to a $10.3 million increase in other long-term liabilities mainly due to the $10.0 million pre-delivery payment from United (see Note 9 - Stock-Based Compensation) and a $5.9 million increase in accrued expenses and other current liabilities mainly due to legal fees and expenses, partially offset by a $3.2 million increase in prepaid expenses, primarily due to prepaid research and development-related expenses.

Net cash used in operating activities during the nine months ended September 30, 2021 was $59.5 million, resulting from a net loss of $304.5 million, adjusted for non-cash items consisting primarily of $117.3 million in other warrant expense related to the vesting of United warrants and $104.7 million in stock-based compensation primarily related to the vesting of one-quarter of the Founder Grants that were granted immediately prior to closing pursuant to the terms and conditions of the Business Combination Agreement. The net cash provided by changes in our net operating assets and liabilities of $16.2 million was primarily related to a $16.9 million increase in accounts payable mainly related to Wisk litigation costs, parts and materials used in our research and development activities, and advertising and marketing activities.
Cash Flows Used in Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2022 was $491.2 million, driven by purchases of short-term investments of $487.6 million and purchases of property and equipment of $3.6 million within the period.
Net cash used in investing activities during the nine months ended September 30, 2021 was $3.0 million, driven by purchases of property and equipment within the period.
Cash Flows (Used in) Provided by Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2022 was $7.1 million, consisting of the repayment of the Silicon Valley Bank term loans for $7.5 million, offset by $0.4 million proceeds from the exercise of stock options.
Net cash provided by financing activities during the nine months ended September 30, 2021 was $822.1 million, consisting primarily of $600.0 million in proceeds from the PIPE Financing, $201.8 million net proceeds from the Business Combination, and $20.0 million in proceeds from the issuance of debt.

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
Credit Risk
Financial instruments, which subjects us to concentrations of credit risk, consist primarily of cash, cash equivalents, and short-term investments. Our cash and cash equivalents are held at major financial institutions located in the United States of America. At times, cash account balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits ($250 thousand per depositor per institution). Management believes the financial institutions that hold our cash and cash equivalents are financially sound and, accordingly, minimal credit risk exists with respect to cash and cash equivalents. Our short-term investments consist of high quality, investment grade marketable securities and are held at a major financial institution located in the United States. We have established guidelines regarding diversification of our investments and their maturities that are designed to preserve principal and achieve liquidity requirements. We review these guidelines and modify them as necessary based on updated liquidity needs and changes in our operations and financial position.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our short-term investments. We had cash, cash equivalents, restricted cash and short-term investments in marketable securities totaling $603.5 million as of September 30, 2022. Cash equivalents and short-term investments were invested primarily in money market funds, U.S. Treasury securities, corporate debt securities and commercial paper. The primary objectives of our investment activities are to preserve principal and achieve liquidity requirements. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have had a material impact on the fair value of our portfolio for the periods presented.
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
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act. Based on this evaluation and as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level.
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
▪We continue to design and implement IT general controls, including controls over the review and updating of user access rights and privileges and implementing more robust IT policies and procedures over change management, data backup authorization and computer operations; and

▪We have launched a company-wide initiative to implement a new enterprise resource planning (“ERP”) system that is expected to be capable of automating some of our manual financial reporting processes, enhancing our information technology control environment, and mitigating some of the internal control gaps and limitations that cannot be addressed by our current system.

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

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Except as otherwise described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
10.1	Amendment No. 1 to Warrant to Purchase Shares, dated August 9, 2022, by and among United Airlines, Inc. and Archer Aviation Inc.
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ARCHER AVIATION INC.

November 10, 2022	By:	/s/ Mark Mesler
Mark Mesler
Chief Financial Officer (Principal Financial and Accounting Officer)