Form 10-K
period 2022-12-31
Archer Aviation Inc.
filed 2023-03-15
CIK 1824502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-39668
Archer Aviation Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-2730902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

190 West Tasman Drive, San Jose, CA	95134
(Address of principal executive offices)	(Zip Code)

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2022, the last business date of the registrant’s recently completed second fiscal quarter, was approximately $442.4 million, based on the closing price reported for such date on the New York Stock Exchange.
As of March 3, 2023, the number of shares of the registrant’s Class A common stock outstanding was 184,707,029, and the number of shares of the registrant’s Class B common stock outstanding was 62,654,782.
Documents Incorporated by Reference
Information required in responses to Part III of this Annual Report on Form 10-K (the “Annual Report”) is hereby incorporated by reference to portions of the Registrant’s Definitive Proxy Statement (“Proxy Statement”) relating to the 2023 Annual Meeting of Stockholders. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2022.

Archer Aviation Inc.
10-K
For the Fiscal Year Ended December 31, 2022

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include those described in Part I, Item 1A, “Risk Factors” in this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”) that disclose risks and uncertainties that may affect our business. Moreover, new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks and uncertainties, the future events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

As used herein, “Archer,” the “Company,” “Registrant,” “we,” “us,” “our,” and similar terms include Archer Aviation Inc. and its subsidiaries, unless the context indicates otherwise.

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
•We are still developing our eVTOL aircraft, have not yet obtained FAA certification of our eVTOL aircraft under development and we have yet to manufacture or deliver any aircraft to customers, which makes evaluating our business and future prospects difficult and increases the risk of investment.
•Our business plan requires a significant amount of capital. In addition, our future capital needs may require us to issue additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.
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
•Our future success depends on the continuing efforts of our key personnel and on our ability to attract and retain highly skilled personnel and senior management.
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
•The United Purchase Agreement is conditional and is currently the only order for our aircraft. If the order conditions are not met, or if this order is otherwise canceled, modified or delayed, our prospects, results of operations, liquidity and cash flow will be harmed.
•Our business may be adversely affected by the current macroeconomic challenges, including the effects of inflation, rising interest rates or an economic downturn or recession.
•Our aerial ride sharing operations will initially be concentrated in a small number of urban areas, which makes our business particularly susceptible to infrastructure, economic, social, weather, regulatory conditions or other circumstances affecting these metropolitan areas.
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
•We expect that the purchase agreements with Archer Direct customers could be subject to indexed price escalation clauses which would subject us to losses if we have cost overruns or if increases in our costs exceed the applicable escalation rate.
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
•Failure to comply with laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current laws and regulations or the enactment of new laws or regulations in these areas, could adversely affect our business and our financial condition.
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
•We have been sued by a competitor alleging misappropriation by us of certain of their trade secrets and infringement by us of certain of their patents. These proceedings, as well as any other proceedings relating to these allegations and similar allegations or legal proceedings in the future, are likely to be time-consuming and expensive and, if adversely determined, could delay, limit or prevent our ability to commercialize our aircraft or otherwise execute on our business plans.
•Our business may be adversely affected if we are unable to protect our intellectual property rights from unauthorized use by third parties.
•Our management team has limited experience managing a public company.
•The warrants originally issued by Atlas are accounted for as liabilities and changes in the value of these warrants could have a material effect on our financial results.
•The dual-class structure of our common stock has the effect of concentrating voting power with certain shareholders of our Class B common stock, which could limit other shareholders’ ability to influence the outcome of important transactions, including a change in control.
•Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for our Class A common stock to decline.

Part I
Item 1. Business
Overview

We are designing and developing electric vertical takeoff and landing (“eVTOL”) aircraft for use in urban air mobility (“UAM”) networks. Our mission is to unlock the skies, freeing everyone to reimagine how they move and spend time. Our eVTOL aircraft are designed to be safe, sustainable, and quiet. Our production aircraft, Midnight, which we unveiled in November of 2022, is designed around our proprietary 12-tilt-6 aircraft configuration. This means that it has 12 propellers attached to 6 booms on a fixed wing with all 12 propellers providing vertical lift during take-off and landing and the forward 6 propellers tilting forward to cruise position to provide propulsion during forward flight with the wing providing aerodynamic lift like a conventional airplane.

Midnight is designed to carry 4 passengers plus a pilot up to 100 miles at speeds up to 150 miles per hour, but is optimized for back-to-back short distance trips of around 20-miles, with a charging time of approximately 10 minutes between trips. We are working to certify Midnight with the FAA in late 2024 so that we can then enter into commercial service in 2025.

Midnight is the evolution of our demonstrator eVTOL aircraft, Maker, which through its flight test program has helped validate our proprietary 12-tilt-6 aircraft configuration and certain key enabling technologies. The design of Midnight marries what we believe to be cutting-edge electric propulsion technology with state-of-the-art aircraft systems to deliver the key attributes of our eVTOL aircraft:

•Safety. High redundancy and simplified propulsion systems make for a significantly safer aircraft compared to a helicopter. Midnight has no single critical point of failure, meaning that should any single component fail, the aircraft can still safely complete its flight.

•Low noise. With its intended cruising altitude at approximately 2,000 feet, the design of Midnight is such that the noise that reaches the ground is expected to measure around 45 A-weighted decibels, approximately 100 times quieter than that of a helicopter. During forward flight, the aircraft’s tilt propellers spin on axes that are aligned with the oncoming air flow, rather than edge-wise to the flow, as is the case with traditional helicopters - further decreasing noise levels. Since Archer’s aircraft is spinning 12 small propellers rather than one large rotor, it can also spin them at significantly lower tip speeds, resulting in much lower noise levels.

•Sustainable. Midnight is all electric, resulting in zero operating emissions. Archer is committed to sourcing renewable energy wherever possible to power its aircraft. Archer’s design and engineering teams have worked to integrate materials into this aircraft that have their own unique sustainability stories. For example, Midnight’s seats are constructed out of “flax” fiber, a natural plant which requires very little irrigation and is highly absorbent of CO2. In addition, Archer’s design uses fabric made from recycled contents like plastic bottles.

We continue to work to optimize our eVTOL aircraft design for both manufacturing and certification. The development of an eVTOL aircraft that meets our business requirements demands significant design and development efforts on all facets of the aircraft. We believe that by bringing together a mix of talent with eVTOL, traditional commercial aerospace, as well as electric propulsion backgrounds, we have built a team that enables us to move through the design, development, and certification of our eVTOL aircraft with the Federal Aviation Administration (“FAA”) in an efficient manner, thus allowing us to achieve our end goal of bringing to market our eVTOL aircraft as efficiently as possible.

Our Planned Lines of Business

Upon receipt of all necessary FAA certifications and any other government approvals necessary for us to manufacture and operate our aircraft, we intend to operate two complementary lines of business. Our core focus is to operate a direct-to-consumer aerial ride share service (“Archer UAM”) with our secondary focus being the sale of our aircraft to other operators (“Archer Direct”).

•Archer UAM. We plan to operate our own UAM ecosystem initially in select major U.S. cities. Our UAM ecosystem will operate using our eVTOL aircraft, which is currently in development. We project that the cost to manufacture and operate our eVTOL aircraft will be such that it will be able to enter the UAM ride-sharing market at a price point that is competitive with ground-based ride sharing services today. We will continue to evaluate our go-to-market strategy based on, among other things, estimated demand, readiness of the required infrastructure, and our ability to scale our aircraft fleet.

•Archer Direct. We also plan to selectively sell a certain amount of our eVTOL aircraft to third parties. We have entered into a purchase agreement with United Airlines Inc. (“United”) for the conditional purchase of up to $1 billion worth of aircraft, with an option for another $500.0 million worth of aircraft (as amended, the “United Purchase Agreement”).

As we get closer to commercialization, we will look to determine the right mix of selling our eVTOL aircraft versus using them as part of our UAM ecosystem based on, among other factors, our capital needs, our volume of manufacturing, our ability to ramp Archer UAM operations, and the purchase demand from our Archer Direct customers.

To date, we have not generated any revenue from either of these planned categories, as we continue to design, develop, and seek the governmental approvals necessary for our eVTOL aircraft to enter into service. We will use our cash and cash equivalents for the foreseeable future to continue to fund our efforts to bring our eVTOL aircraft to market. The amount and timing of any future capital requirements will depend on many factors, including the pace and results of the design and development of our aircraft and manufacturing operations, as well as our progress in obtaining necessary FAA certifications and other government approvals. For example, any significant delays in obtaining such FAA certifications and other government approvals will likely require us to raise additional capital above our existing cash on hand and delay our generation of revenues.

Manufacturing Operations & Supply Chain Build-Out

We are in the process of developing the infrastructure necessary to manufacture Midnight reliably, at scale, and in a cost effective manner. That involves two main aspects: developing the necessary component supply chain and building out our manufacturing operations.

With regards to the sourcing of our components, a key aspect of our strategy has been to focus our internal component development efforts on only the key enabling technologies like our electric propulsion system and flight control software. For those areas that are not differentiating technologies we aim to leverage the existing aerospace supply base to supply us with components that are already being used in certified aircraft today. Throughout 2022, we continued to expand our portfolio of suppliers that will provide us with components for Midnight. We have also matured the design, development and manufacturing capabilities for our proprietary electric propulsion system.

With regards to our manufacturing operations, we are currently in the final stages of building out a production facility in San Jose, California, which we will utilize to produce the initial Midnight aircraft we will use as part of our FAA certification program, as well as a higher volume production facility in Covington, Georgia. In November 2022, we announced our plans to locate our high volume production facility in Covington, Georgia at a site adjacent to the Covington Municipal Airport. At this site, we have begun construction on our initial build out a 350,000 square-foot facility on a 96-acre site. This initial facility is expected to be capable of producing up to 650 aircraft per year. We are targeting to complete construction in the second half of 2023 or early 2024 with initial production expected to begin in the second half of 2024. The facility will be capable of being expanded by an additional 550,000 square feet, which is estimated to support production of up to 2,300 aircraft per year. In selecting the location for this high volume manufacturing facility, we completed a comprehensive survey of potential sites across the United States. Key considerations included the availability of talent in the local labor market, utility availability, ability to conduct seamless flight test operations, construction costs, and logistics. In connection with the project, we agreed on an incentive package with the State of Georgia, Newton County and City of Covington, which includes land conveyance, tax incentives and Georgia REBA grant. We also anticipate that financing for this project will be provided by Synovus, the largest bank headquartered in the State of Georgia. As discussed in more detail below, we plan to work alongside Stellantis N.V. (“Stellantis”) on the build out and stand up this facility and our operations there.

Key Strategic Partners

Archer was founded with a focus on commercializing the eVTOL aircraft industry. We identified early on that partnering with established players in adjacent industries was key to that commercialization strategy.

Stellantis

In 2020, we established a key strategic relationship with Stellantis, one of the world’s leading automakers including of brands Jeep®, Ram, Maserati, Dodge, and Chrysler. The goal was to allow us to leverage Stellantis’ deep manufacturing, supply chain, and design expertise in connection with our efforts to design, develop, and commercialize our eVTOL aircraft. In 2021, Stellantis invested in Archer as part of the Business Combination (as defined below). Then, in January 2023, we announced a significant expansion of our partnership. As a result, Stellantis will work with us to stand up our manufacturing facility in Covington, Georgia. This unique approach will continue to leverage each company’s respective strengths and competencies in an effort to bring our Midnight aircraft to market at scale to support our commercialization plans. The goal over the long term is for Stellantis to mass produce our eVTOL aircraft as our contract manufacturer. As a further sign of its commitment, Stellantis has agreed to provide up to $150 million in equity capital for potential draw by Archer at its discretion in 2023 and 2024, subject to achievement of certain business milestones which Archer expects to occur in 2023. The two companies are taking these important steps together as we share the goal of redefining urban transportation.

United

In 2021, we established a key strategic relationship with United as part of the airline's broader effort to invest in emerging technologies that decarbonize air travel. The goal has been for United, as our flagship customer, to contribute its expertise in aircraft operations as we work together to commercialize our eVTOL aircraft. As part of establishing that relationship, we entered into a purchase agreement with United covering their purchase of up to $1.5 billion of our eVTOL aircraft. United has indicated its plans to acquire a fleet of our eVTOL aircraft that would be deployed in a manner to give their customers a quick, economical and low-carbon way to get to and from United's hub airports and commute in dense urban environments. United also invested in Archer as part of the Business Combination.

Since 2021, we have also been working closely with United on commercialization efforts. In April of 2022, we formed a joint eVTOL Advisory Committee to support operations of our eVTOL aircraft, including maintenance and operational standards. In August of 2022, United paid us $10 million in pre-delivery payments for 100 aircraft covered under our purchase agreement. Then, in November of 2022, we jointly announced the first specific UAM route in the US: Downtown Manhattan Heliport to Newark Liberty International Airport. Our shared purpose is connecting people, and we continue to work closely to ensure our eVTOL aircraft will amplify their broader efforts to do that in a sustainable way.

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

We believe the primary drivers for adoption of UAM services will be the time savings and value proposition offered by UAM relative to more traditional ground-based transportation options. We expect that the following additional factors will also impact the pace of adoption of UAM: regulatory requirements for eVTOL aircraft and UAM network operations, public acceptance of eVTOL aircraft (including perception regarding the safety of eVTOL aircraft) and access to the infrastructure necessary to enable UAM services. In addition, macroeconomic factors could impact demand for UAM services, particularly if more permanent work-from-home behaviors persist as a result of the ongoing COVID-19 pandemic. If the market for UAM does not develop as expected, this would impact our ability to generate revenue or grow our business.

For additional information, see “Risk Factors” in Part I, Item 1A of this Annual Report.

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

We believe the primary competitive factors between us and other eVTOL manufacturers and UAM service providers will be the following:

•eVTOL aircraft performance, including payload, noise, charging time, quality, reliability and safety;

•cost of the UAM service offering;

•eVTOL aircraft manufacturing capacity and efficiency, including the availability of raw materials and supplier parts necessary to manufacture eVTOL aircraft at scale;

•UAM service capabilities, including overall customer experience; and

•hiring the talent necessary to effectively design, develop, certify and commercialize eVTOL aircraft.

While we believe we will be able to compete favorably across these factors, we expect this industry to be dynamic and increasingly competitive and it is possible that our competitors could get to market before us, either generally or in specific markets. For additional information about competition, see “Risk Factors” in Item 1A of this Annual Report.

Government Regulation and Compliance

In the near-term, we will continue to focus our efforts on obtaining certification of our aircraft in the U.S. and engaging with key decision makers in the U.S. cities in which we plan to initially operate our aircraft. Our aircraft will be required to comply with regulations governing aircraft design, production and airworthiness. In the U.S., this primarily includes regulations put forth by the FAA and Department of Transportation (“DOT”). Outside the U.S., similar requirements are generally administered by the national civil aviation and transportation authorities of each country. The following describes the key certifications necessary for us to design, manufacture, sell and operate our eVTOL aircraft in the United States:

•Designing our aircraft: Type Certification is the FAA’s approval process for new aircraft designs and covers the design of the aircraft and all component parts. Our aircraft will be required to meet the criteria set forth by the FAA through its “special class” process under Part 21.17(b). The first step is agreeing to the certification basis. In November of 2022, we finalized our agreement to that certification basis with the FAA through a G-1 Issue Paper. As part of the FAA’s Type Certification process for a special class aircraft, the Airworthiness Criteria (i.e., the certification requirements for the particular aircraft) must then be published in the Federal Register for public comment. In December of 2022, the proposed Airworthiness Criteria for our Midnight aircraft were published in the Federal Register by the FAA. Following the comment period, the FAA will finalize those Airworthiness Criteria. The next step is to agree on the Means of Compliance with the FAA. As a reminder, the Means of Compliance is the detailed list of design, analysis and testing standards that will be used to demonstrate that the aircraft is safe and complies with the Airworthiness Criteria. We submitted a comprehensive proposal for Midnight’s Means of Compliance to the FAA back in December of 2021. Since our last update, many more of our Means of Compliance have been agreed to with the FAA resulting in a majority having now been agreed to. Based on our technical discussions with the subject matter experts at the FAA, we don’t see any significant design risks with the remaining Means of Compliance areas that have not yet been agreed to. Over the coming weeks and months, we will continue to work with the FAA to close out our remaining Means of Compliance. As we’ve discussed previously, we are working in parallel with the FAA to review and agree on our subject specific certification plans (“SSCPs”). SSCPs provide precise detail on each of the specific tests and analyses that will be completed during the implementation phase of the project, in which we actually demonstrate to the FAA that Midnight meets all relevant FAA requirements necessary to receive Type Certification. We have now submitted a number of our SSCPs to the FAA and are targeting to submit the remaining SSCPs on a rolling basis between now and the end of April.

•Producing our aircraft: Production certification is the FAA’s approval for us to be able to manufacture our aircraft under an FAA-approved type design. To obtain production certification from the FAA, we must demonstrate that our organization and our personnel, facilities, and quality system can produce our aircraft such that they conform to its approved design. As discussed above, we are working to develop the systems and processes we will need to obtain FAA production certification with the goal of obtaining such certification shortly following receipt of our Type Certification.

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

•Operating our UAM service: The DOT and the FAA have regulatory authority over air transportation operations in the United States. To operate our UAM service, we believe we will be required to hold an FAA Air Carrier Certificate and operate under Part 135 of the FARs and register as an air taxi operator at DOT. In addition, takeoff and landing locations (e.g., airports and heliports) typically require state and local approval for zoning and land use and their ongoing use are subject to regulations by local authorities. Lastly, we will need to ensure we have sufficient commercial pilots available for our planned operations. We expect that as we build out our UAM service there will be additional federal, state and local laws, regulations and other requirements that will cover our operations. Therefore, we have already begun, and will continue to grow, our engagement and collaboration with the cities in which we intend to operate our UAM service in an effort to ensure that it operates in a safe manner.

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

Facilities

We are currently headquartered in San Jose, California with additional offices, research and development facilities, flight test facilities and manufacturing facilities in Palo Alto, Mountain View, San Jose, and Salinas, California, as well as in Covington, Georgia. See the “Manufacturing Operations & Supply Chain Build-Out” section above for more information on the planned build out of our manufacturing facilities.

Our Employees and Human Capital

Our strategy has been and continues to be to hire top talent across various disciplines to build the best eVTOL aircraft and UAM service possible. We believe we have assembled a world-class team with extensive experience in aerodynamics, electric propulsion, batteries, and aircraft manufacturing, as well as key personnel necessary to help us ensure that we progress efficiently through the certification of our aircraft and towards the commercialization of our business. The fabric of this team is that we are curious, talented, and passionate people. We embrace collaboration and creativity and encourage the iteration of ideas to address the complex challenges our industry faces. We believe our team and culture differentiates us versus our competitors and will be a key driver of our long-term success.

Because we recognize that our people are critical for our continued success, we work hard to create an environment where employees can have fulfilling careers, and be happy, healthy, and productive. Furthermore, we are committed to making diversity, equity, and inclusion a part of everything we do and to growing a workforce that is representative of the cities we plan to serve.

As of December 31, 2022, we had a workforce of 483 people, including 390 full-time employees and 93 contingent workers. We have not experienced any work stoppages and generally consider our relationship with our employees to be good. None of our employees are subject to a collective bargaining agreement or represented by a labor union.

Intellectual Property

We rely on various intellectual property laws, confidentiality procedures and contractual terms to protect our proprietary technology and our brand. We have registered and applied for the registration of U.S. and international trademarks, service marks and domain names. We have also filed patent applications in the United States and foreign countries covering certain of our technology. In general, our issued patents expire between 2040 and 2043.

For additional information, see “Risk Factors” in Part I, Item 1A of this Annual Report.

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

Webcasts of our earnings calls are made available via our investor relations website. Our investor relations website also provides notifications of news or announcements regarding our financial performance and certain other news and information that may be material or of interest to our investors, including SEC filings, investor events, press and earnings releases. We also share news and business updates about Archer that may be material or of interest to our investors on the investor relations section of our website (investors.archer.com) and the news portion of our website (www.archer.com/news), which includes our blog posts, as well as on social media, including Facebook (https://www.facebook.com/FlyArcher), Twitter (@ArcherAviation and @adamgoldstein13), LinkedIn (https://www.linkedin.com/company/flyarcher and https://www.linkedin.com/in/adam-goldstein-7b662121/) and YouTube (https://www.youtube.com/c/ArcherAviation).

Further, corporate governance information, including our amended and restated certificate of incorporation, amended and restated bylaws, corporate governance guidelines, board committee charters, and code of business conduct and ethics, and other policies, are also available on our investor relations website under the heading “Governance Documents.”

The contents of the websites referred to above are not incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Item 1A. Risk Factors

Investing in our securities involves risks. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report, including Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before deciding whether to purchase any of our securities. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of these risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, results of operations, and prospects. In any such event, the market price of our securities could decline, and you could lose all or part of your investment.
Risks Related to Our Business and Industry
We are an early-stage company with a history of losses, and we expect to incur significant expenses and continuing losses for the foreseeable future.
As of December 31, 2022, we incurred a net loss of $317.3 million, and we have incurred a net loss of approximately $690.9 million since inception. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin generating significant revenues from our planned lines of business, which is not expected to occur until late 2024 or 2025, and may occur later or not at all. Even if we are able to successfully launch our Archer UAM or Archer Direct lines of business, there can be no assurance that such lines of business will be financially viable.
We expect the rate at which we will incur losses could be significantly higher in future periods as we:
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
Because we expect to incur the costs and expenses from these efforts before we receive any significant revenues with respect thereto, our losses in future periods are expected to be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in the revenues we expect, which could further increase our losses.
We are still developing our eVTOL aircraft, have not yet obtained FAA certification of our eVTOL aircraft under development and we have yet to manufacture or deliver any aircraft to customers, which makes evaluating our business and future prospects difficult and increases the risk of investment.
We were incorporated in October 2018 and have a limited operating history in designing, developing, and working to certify an eVTOL aircraft. Our eVTOL aircraft is in the development stage and we do not expect our first production aircraft to be certified by the FAA until 2024, 2025 or later. We are still working with the FAA in an attempt to obtain Type Certification of our eVTOL aircraft. As a result, we have no experience as an organization in volume manufacturing of aircraft. Some of our current and potential competitors are larger and have substantially greater resources than we have and expect to have in the future. As a result, those competitors may be able to devote greater resources to the development of their current and future technologies, the promotion and sale of their offerings, and/or offer their technologies at lower prices. In particular, our competitors may be able to receive Type, Airworthiness or Production certification from the FAA covering their eVTOL aircraft prior to us receiving such certifications. Our current and potential competitors may also establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and offerings. Further, it is possible that domestic or foreign companies or governments, some with greater experience in the aerospace industry or greater financial resources than we possess, will seek to provide products or services that compete directly or indirectly with ours in the future. Any such foreign competitor, for example, could benefit from subsidies from, or other protective measures by, its home country.
We cannot assure you that we or our partners will be able to develop manufacturing and supply chain capabilities that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully commercialize our aircraft. You should consider our business and prospects in light of the risks and significant challenges we face as a new entrant into a new industry, including, among other things, with respect to our ability to:
•design and manufacture safe, reliable and quality aircraft on an ongoing basis;
•obtain the necessary regulatory approvals in a timely manner, including receipt of FAA certifications covering our aircraft and, in turn, any other government approvals necessary for manufacturing, marketing, selling and operating the Archer UAM network or selling our aircraft through Archer Direct;
•build a well-recognized and respected brand;
•establish and expand our customer base;
•successfully market not just our aircraft but also the other services we intend to provide, such as aerial ride sharing services;
•successfully service our aircraft after sales and maintain a good flow of spare parts and customer goodwill;
•improve and maintain our operational efficiency;
•successfully execute our manufacturing and production model and maintain a reliable, secure, and scalable technology infrastructure;
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
Our business plan requires a significant amount of capital. In addition, our future capital needs may require us to issue additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.

We expect our capital expenditures and operating expenses to continue to be significant in the foreseeable future as we develop our aircraft and business, and that our level of capital expenditures and operating expenses will be significantly affected by the aircraft development and certification process as well as subsequent customer demand for our aircraft. We believe our current cash balances will be sufficient to fund our current operating plan for at least the next 12 months. However, we expect that over the coming years we will continue to make significant investments in our business, including development of our aircraft, bring up of manufacturing capabilities, the infrastructure to support Archer UAM, and investments in our brand. In addition, over the next few years we expect to continue to incur ongoing expenses related to the Wisk Aero LLC (“Wisk”)

litigation, which are difficult to predict. See our risk factor titled: “We have been sued by a competitor alleging misappropriation by us of certain of their trade secrets and infringement by us of certain of their patents. These proceedings, as well as any other proceedings relating to these allegations and similar allegations or legal proceedings in the future, are likely to be time-consuming and expensive and, if adversely determined, could delay, limit or prevent our ability to commercialize our aircraft or otherwise execute on our business plans.”

These investments and expenses may be greater than currently anticipated or there may be investments or expenses that are unforeseen, and we may not succeed in acquiring sufficient capital to offset these expenses and achieve significant revenue generation. We have a limited operating history and no historical data on the demand for our planned Archer UAM and Archer Direct businesses. As a result, our future capital requirements are difficult to predict and our actual capital requirements may be different from those we currently anticipate. We may need to seek equity or debt financing to finance a portion of our future capital requirements. Such financing might not be available to us when needed or on terms that are acceptable, or at all.

Our ability to obtain the necessary capital to carry out our business plan is subject to a number of factors, including general economic and market conditions, as well as investor sentiment regarding our planned business. These factors may make the timing, amount, terms and conditions of any such financing unattractive or unavailable to us. The current macroeconomic environment may increase our cost of financing or make it more difficult to raise additional capital on favorable terms, if at all. If we are unable to raise sufficient capital, we may have to significantly reduce our spending and/or delay or cancel our planned activities. We might not be able to obtain any financing, and we might not have sufficient capital to conduct our business as projected, both of which could mean that we would be forced to curtail or discontinue our operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, the Federal Deposit Insurance Corporation, or the FDIC, took control and was appointed receiver of Silicon Valley Bank, or SVB. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of our counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. As of March 15, 2023, our exposure to SVB is immaterial and we do not have any exposure to Signature Bank and Silvergate Capital Corp. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.
In addition, our future capital needs and other business needs or plans could require us to issue additional equity or debt securities or obtain a credit facility. The issuance of additional equity or equity-linked securities could dilute our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations or our ability to pay dividends to our stockholders.
If we cannot raise additional capital when we need or want to, our operations and prospects could be negatively affected.
The markets for our offerings are still in development, and if such markets do not materialize, or grow more slowly than we expect or fail to grow as large as we expect, our business, financial condition and results of operations could be harmed.
The markets for eVTOL aircraft are still in development, and our success in these markets is dependent upon our ability to effectively design, develop, and certify eVTOL aircraft, market and gain traction of air urban air mobility as a substitute for existing methods of transportation and the effectiveness of our other marketing and growth strategies. If the public does not perceive urban air mobility as beneficial, or chooses not to adopt urban air mobility as a result of concerns regarding safety, noise, affordability or for other reasons, then the market for our offerings may not materialize, may develop more slowly than we expect or may not achieve the growth potential we expect, any of which could harm our business, financial condition and results of operations.
Growth of our business will require significant investments in our infrastructure, technology, and sales and marketing efforts. If our business does not have sufficient capital required to support these investments, our results of operations will be negatively affected. Further, our ability to effectively manage growth and expansion of our operations will also require us to enhance our operational systems, internal controls and infrastructure, human resources policies and reporting systems. These enhancements will require significant capital expenditures and allocation of valuable management and employee resources.
The eVTOL aircraft industry may not continue to develop, eVTOL aircraft may not be adopted by the market, eVTOL aircraft may not be certified by government authorities or eVTOL aircraft may not be an attractive alternative to existing modes of transportation, any of which could adversely affect our prospects, business, financial condition and results of operations.
eVTOL aircraft involve a complex set of technologies, which we must continue to further develop and rely on our Archer Direct and Archer UAM customers to adopt. However, before eVTOL aircraft can fly passengers, we must receive requisite certifications and approvals from applicable governmental authorities. There are currently no eVTOL aircraft certified by the FAA for commercial operations in the United States, and there is no assurance that our design, development and certification efforts will result in our receiving FAA certification of our aircraft. In order to achieve FAA certification, the performance, reliability and safety of eVTOL aircraft must be established, none of which can be assured. In particular, there is a risk that we will not obtain one or more certifications from the FAA that are required for ultimate commercial use of our aircraft, or will experience delays in receiving one or more of these certifications. Even if our eVTOL aircraft receive type certification, production certification, and airworthiness certification, eVTOL aircraft operators must conform eVTOL aircraft to their operational licenses, which requires FAA approval, and individual pilots also must be licensed and approved by the FAA to fly eVTOL aircraft, which could contribute to delays in any widespread use of eVTOL aircraft and potentially limit the number of eVTOL aircraft operators available to purchase aircraft from or partner with us.
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
Our future success depends on the continuing efforts of our key personnel and on our ability to attract and retain highly skilled personnel and senior management.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. In particular, we are highly dependent on the contributions of Adam Goldstein, our founder and CEO, as well as other members of our management team. The loss of any key personnel could make it more difficult to achieve our business plans. Although we have generally entered into employment offer letters with our key personnel, these letters have no specific duration and provide for at-will employment, which means our key personnel may terminate their employment relationship with us at any time.

Compensation packages for highly skilled personnel have increased over time and will likely continue to increase, and competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area market where our headquarters is located, and we may incur significant costs to attract and retain our personnel. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled personnel with appropriate qualifications. In addition, job candidates and existing personnel often consider the value of the equity awards they receive in connection with their service. If the perceived value of our equity or equity awards declines, it may adversely affect our ability to retain highly skilled personnel. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business, operating results, financial condition and future growth prospects could be harmed.
We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.
If our business grows as planned, of which there can be no assurance, we will need to expand our sales, marketing, operations, and the number of partners with whom we do business. Our continued growth could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring, training and managing an increasing number of personnel. These difficulties may result in the erosion of our brand image, divert the attention of management and key personnel and impact financial and operational results. The continued expansion of our business may also require additional office space for administrative support. If we are unable to drive commensurate growth, these costs, which include lease commitments, marketing costs and headcount, could result in decreased margins, which could have an adverse effect on our business, financial condition and results of operations.
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
Our operations may also be negatively impacted by accidents or other safety-related events or investigations that occur in or near the take off and landing infrastructure we plan to utilize for our urban air mobility services. For example, if an accident were to occur at a heliport we rely on for certain flights in the future (assuming we are granted government operating authority to do so), we may be unable to fly into or out of that heliport until the accident has been cleared, any damage to the facilities have been repaired and any insurance, regulatory or other investigations have been completed.

Additionally, the battery packs in our aircraft are expected to use lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While we have taken measures to enhance the safety of our electric propulsion system, a field or testing failure of our aircraft could occur in the future, which could subject us to lawsuits, product recalls, or redesign efforts, all of which would be time-consuming and expensive. Also, negative public perceptions regarding the suitability of lithium-ion cells for aerospace applications or any future incident involving lithium-ion cells such as an aircraft or other fire, even if such incident does not involve our aircraft, could seriously harm our business.
From time to time we are expected to store varying amounts of lithium-ion cells at our facilities. In addition, our manufacturing partners and suppliers are expected to store a significant number of lithium-ion cells at their facilities. Any mishandling of battery cells may cause disruption to the operation of our facilities or our manufacturers. A safety issue or fire related to the cells could disrupt operations or cause manufacturing delays. Such damage or injury could lead to adverse publicity and potentially a safety recall. Moreover, any such failure of a competitor’s eVTOL aircraft may cause indirect adverse publicity for us and our aircraft. Such adverse publicity could negatively affect our brand and harm our business, prospects, financial condition and operating results.
We currently rely and will continue to rely on third-party partners to provide and store the parts and components required to manufacture our aircraft, and to supply critical components and systems, which exposes us to a number of risks and uncertainties outside our control.
We are substantially reliant on our relationships with our suppliers and service providers for the parts and components in our aircraft. If any of these suppliers or service partners were to experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, or if they choose to not do business with us, we would have significant difficulty in procuring and producing our aircraft, and our business prospects would be significantly harmed. These disruptions would negatively impact our certification timeline, timing and amount of revenues, competitive position and reputation. In addition, our suppliers or service partners may rely on certain tax incentives that may be subject to change or elimination in the future, which could result in additional costs and delays in production if a new manufacturing site must be obtained. Further, if we are unable to successfully manage our relationship with our suppliers or service partners, the quality and availability of our aircraft may be harmed. Our suppliers or service partners could, under some circumstances, decline to accept new purchase orders from or otherwise reduce their business with us. If our suppliers or service partners stopped manufacturing our aircraft components for any reason or reduced manufacturing capacity, we may be unable to replace the lost manufacturing capacity on a timely and comparatively cost-effective basis, which would adversely impact our operations.
The manufacturing facilities of our suppliers or service partners and the equipment used to manufacture the components for our aircraft would be costly to replace and could require substantial lead time to replace and qualify for use. The manufacturing facilities of our suppliers or service partners may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fire and power outages, or by public health issues, such as the ongoing COVID-19 pandemic, which may render it difficult or impossible for us to manufacture our aircraft for some period of time. The inability to manufacture our aircraft components or the backlog that could develop if the manufacturing facilities of our suppliers or service partners are inoperable for even a short period of time may result in a delay in our certification timeline, as well as the loss of customers or harm to our reputation.
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
We have entered into strategic relationships, and may in the future enter into additional strategic relationships or joint ventures or minority equity investments, in each case with various third parties for the production or operation of our aircraft as well as with other collaborators with capabilities on data and analytics and engineering. These alliances subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third-party and increased expenses in establishing new strategic relationships, any of which may adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.
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
The United Purchase Agreement is conditional and is currently the only order for our aircraft. If the order conditions are not met, or if this order is otherwise canceled, modified or delayed, our prospects, results of operations, liquidity and cash flow will be harmed.
The United Purchase Agreement is conditional and is currently the only order for our aircraft. Those conditions include, among other things, us receiving certification of our aircraft by the FAA and further negotiation and reaching mutual agreement on certain material terms, such as aircraft specifications, warranties, usage and transfer of the aircraft, performance guarantees, delivery periods, most favored nation provisions, the type and extent of assistance to be provided by United in obtaining certification of the aircraft for its intended use, territorial restrictions, rights to jointly developed intellectual property, escalation adjustments and other matters. The obligations of United to consummate the order will arise only after all such material terms are agreed by the parties. Further, and in addition to other termination rights set forth in the United Purchase Agreement and the Collaboration Agreement with United (the “United Collaboration Agreement”), if the parties do not agree on such material terms, either party will have the right to terminate the agreements if such party determines in its discretion that it is not likely that such material terms will be agreed in a manner that is consistent with such party’s business and operational interests (as those interests may change from time to time). If this order is canceled, modified or delayed, or otherwise not consummated, or if we are otherwise unable to convert our strategic relationships or collaborations into sales revenue, our prospects, results of operations, liquidity and cash flow will be affected.
Our business may be adversely affected by the current macroeconomic challenges, including the effects of inflation, rising interest rates or an economic downturn or recession.
Current macroeconomic conditions, including inflation, rising interest rates and any economic downturn or recession in certain regions or worldwide have, and may continue to, adversely affect our business, financial condition and results of operations. The existence of inflation in certain economies has resulted in, and may continue to result in, rising interest rates and capital costs, supply shortages, increased costs of labor, components, manufacturing and shipping, as well as weakening exchange rates and other similar effects. As a result, we have experienced and may continue to experience cost increases. Although we take measures to mitigate the effects of inflation and rising interest rates, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when those beneficial actions impact our results or operations and when the cost of inflation is incurred.

Our aerial ride sharing operations will initially be concentrated in a small number of urban areas, which makes our business particularly susceptible to infrastructure, economic, social, weather, regulatory conditions or other circumstances affecting these metropolitan areas.
We expect to initially launch our aerial ride sharing offering in limited jurisdictions subject to receipt of the necessary approvals. Accordingly, our business and results of operations are particularly susceptible to adverse infrastructure, economic, social, weather, regulatory, and other conditions in these markets. As a result of our geographic concentration, our business and financial results relating to our aerial ride sharing operations will be particularly susceptible to the impacts of these conditions or other circumstances in each of these metropolitan areas. In addition, any changes to local laws or regulations within these urban areas that affect our ability to operate or increase our operating expenses in these markets would have an adverse effect on our business, financial condition and operating results.
Disruption of operations at the locations where our take off and landing facilities are expected to initially be located, whether caused by labor relations, utility or communications issues or challenges with obtaining charging infrastructure, could harm our business. Certain locations may regulate flight operations, such as limiting the number of take offs and landings, which could reduce our aerial ride sharing operations. Bans on eVTOL aircraft operations or the introduction of any new permitting requirements would significantly disrupt our operations. In addition, demand for our Archer UAM services could be impacted if drop-offs or pick-ups of fliers become inconvenient because of take off and landing rules or regulations, or more expensive for fliers because of take off and landing related fees, which would adversely affect our business, financial condition and operating results.
We expect concentration in large metropolitan areas and heavily trafficked airports also makes our business susceptible to an outbreak of a contagious disease, such as the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, H1N1 influenza virus, avian flu, Zika virus, COVID-19, both due to the risk of a contagious disease affecting the urban area through the high volume of travelers flying into and out of such areas and the ease at which contagious diseases can spread through densely populated areas.
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
Our future results will depend, in part, on our ability to establish and expand our presence within international markets and may also depend on our expansion into additional market segments, such as defense or logistics/cargo. Our ability to expand into these markets will depend upon our ability to obtain the necessary government approvals, adapt to international markets and new market segments, understand the local customer base, and address any unique local technological requirements. Our ability to expand internationally involves various risks, including, but not limited to, the need to invest significant resources in such expansion, and the possibility that returns on such investments will not be achieved in the near future or at all in these less familiar competitive environments. We may also choose to conduct our international business through joint ventures, minority investments or other partnerships with local companies as well as co-marketing with other established brands. If we are unable to identify partners or negotiate favorable terms, our international growth may be limited. In addition, we may incur significant expenses in advance of generating significant revenues as we attempt to establish our presence in particular international markets or market segments outside of aircraft sales and operating a UAM network to carry passengers.
If we experience harm to our reputation and brand, our business, financial condition and results of operations could be adversely affected.
Continuing to increase the strength of our reputation and brand for achieving our business plans is critical to our ability to attract and retain personnel, customers, investors, and other business partners. In addition, our growth strategy may include expansion through joint ventures, minority investments or other partnerships with strategic business partners, which may include event activations and cross-marketing with other established brands, all of which may be dependent on our ability to build our reputation and brand recognition. The successful development of our reputation and brand will depend on a number of factors, many of which are outside our control. Negative perception of our technology, industry or our company may harm our reputation and brand, including as a result of:
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

•effective strategy and execution of aircraft and service offerings;

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
We expect that the purchase agreements with Archer Direct customers could be subject to indexed price escalation clauses which would subject us to losses if we have cost overruns or if increases in our costs exceed the applicable escalation rate.
Commercial aircraft sales contracts are often entered into years before the aircraft are delivered. In order to help account for economic fluctuations between the contract date and delivery date, aircraft pricing generally consists of a fixed amount as modified by price escalation formulas derived from labor, commodity and other price indices. Our revenue estimates are based on current expectations with respect to these escalation formulas, but the actual escalation amounts are outside of our control. Escalation factors can fluctuate significantly from period to period and changes in escalation amounts can significantly impact revenues and operating margins in our business. We can make no assurance that any customer, current or future, will exercise purchase options, fulfill existing purchase commitments or purchase additional products or services from us. The terms and conditions of the United Purchase Agreement regarding price escalation clauses are yet to be determined, and there is no assurance that they will be determined in a manner that will mitigate the risks described above.
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
In connection with the preparation and audit of our financial statements for the year ended December 31, 2020, certain material weaknesses were identified in our internal control over financial reporting. These material weaknesses had not been remediated as of December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Each of these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.
We are taking the steps we believe are necessary to remediate these material weaknesses to comply with the rules and regulations of the SEC regarding compliance with Section 404(a) of the Sarbanes-Oxley Act. Management, with the participation of the Audit Committee and the Board of Directors, is engaged in remediation activities to address the material weaknesses.
For a discussion of management’s consideration of the material weaknesses and the remediation measures, see Part II, Item 9A, “Controls and Procedures” included in this Annual Report.
While we believe our efforts will remediate the material weaknesses, we may not be able to complete our evaluation, testing or any necessary remediations in a timely fashion, or at all. We cannot assure you that the measures we have taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. Any failure to design or maintain effective internal control over financial reporting or any difficulties encountered in their implementation or improvement could increase compliance costs, negatively impact the market price of our common stock, or otherwise harm our operating results or cause us to fail to meet our reporting obligations.
We have been, and may in the future be, adversely affected by health epidemics and pandemics, including the ongoing global COVID-19 pandemic, the duration and economic, governmental and social impact of which is difficult to predict, which may significantly harm our business, prospects, financial condition and operating results.
We face various risks related to public health issues, including epidemics, pandemics and other outbreaks, including the ongoing COVID-19 pandemic. The impact of the COVID-19 pandemic, including changes in consumer and business behavior, pandemic fears and market downturns, supply shortages and restrictions on business and individual activities, has created significant volatility in the global economy. The spread of COVID-19 has also created a disruption in the manufacturing, delivery and overall supply chain of aircraft manufacturers and suppliers. The extent to which the COVID-19 pandemic impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus and its variants or treat its impact and how quickly and to what extent normal economic and operating activities can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of COVID-19’s global economic impact, including ongoing supply chain shortages.
Failure to comply with applicable laws and regulations relating to the aviation business in general and eVTOL aircraft specifically, could adversely affect our business and our financial condition.

Our eVTOL aircraft and the operation of our UAM services will be subject to substantial regulation in the jurisdictions in which we intend our eVTOL aircraft to operate. We expect to incur significant costs in complying with these regulations. Regulations related to the eVTOL industry, including aircraft certification, production certification, passenger operation, flight operation, airspace operation, security regulation and infrastructure regulation are currently evolving, and we face risks associated with the development and evolution of these regulations.

Our aircraft must be certified with the FAA in the United States. Operating our aircraft in the United States and providing our passenger transportation services must comply with U.S. laws, regulations, safety standards, and customer service regulations.

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

When we expand beyond the United States, such as into the Middle East, Asia, Europe and/or South America, there will be additional laws and regulations we must comply with, and there may be laws and regulations in other jurisdictions we have not yet entered or laws we are unaware of in jurisdictions we have entered that may restrict our operations or business practices or that are difficult to interpret and change rapidly.

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
We are at risk for interruptions, outages and breaches of our: (a) operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; (b) facility security systems, owned by us or our third-party vendors or suppliers; (c) aircraft technology, including powertrain and avionics and flight control software, owned by us or our third-party vendors or suppliers; (d) the integrated software in our aircraft; or (e) customer data that we process or our third-party vendors or suppliers process on our behalf. Such incidents could: disrupt our operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees, suppliers, or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in our aircraft.
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
Failure to comply with laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current laws and regulations or the enactment of new laws or regulations in these areas, could adversely affect our business and our financial condition.
We are subject to or affected by a number of laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and security, and govern our collection, storage, retention, protection, use, processing, transmission, sharing and disclosure of personal information including that of our employees, customers and others. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. Such laws may be inconsistent or may change or additional laws may be adopted. In addition, our agreements with certain customers may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, result in penalties or fines, result in litigation, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach.
The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. For example, California adopted the California Consumer Privacy Act (the “CCPA”), which became effective in January 2020 and which was recently amended and expanded by the California Privacy Rights Act (the “CPRA”) as of January 1, 2023. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered businesses to provide new disclosures to California residents, provide them new ways to opt-out of certain disclosures of personal information, and allow for a new cause of action for data breaches. As we expand our operations, the CCPA and CPRA may increase our compliance costs and potential liability. Some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states have adopted similar laws, many of which went into effect or will go into effect in 2023. Compliance with any applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to comply with such laws and regulations.
In addition, we are or may become subject to a variety of foreign laws and regulations regarding privacy, data protection, and data security. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. Such laws and regulations often have changes in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. For example, the European General Data Protection Regulation (“GDPR”), which became effective in May 2018, includes operational requirements for companies that receive or process personal data of residents of the European Union that are broader and more stringent than those previously in place in the European Union. The GDPR includes significant penalties for non-compliance, including fines of up to €20 million or 4% of total worldwide revenue. Further, following the United Kingdom’s exit from the European Union, the GDPR was implemented in the United Kingdom (the “UK GDPR”)—non-compliance with which may lead to similar compliance and operational costs as the GDPR with potential fines up to £17 million or 4% of global turnover. The UK GDPR sits alongside the UK Data Protection Act 2018 which implements certain derogations in the EU GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal information in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior will be subject to the UK GDPR—the requirements of which are largely aligned with those under the GDPR but still require specific compliance under UK law that we must monitor and with which we must comply.
Additionally, we may be subject to evolving laws and regulations regarding the transfer of personal data outside of the European Economic Area (“EEA”). Recently, the Court of Justice of the European Union ruled that the EU-U.S. Privacy Shield is an invalid transfer mechanism, but upheld Standard Contractual Clauses as a valid transfer mechanism. The validity of data transfer mechanisms remains subject to legal, regulatory, and political developments in both Europe and the United States. The invalidation of the EU-U.S. Privacy Shield and potential invalidation of other data transfer mechanisms could have a significant adverse impact on our ability to process and transfer personal data outside of the EEA.
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
The potential physical effects of climate change, such as increased frequency and severity of high wind conditions, storms, floods, fires, fog, mist, freezing conditions, sea-level rise and other climate-related events, could affect our operations, infrastructure and financial results. Climate change risks could result in but are not limited to operational risk from the physical effect of climate events on our terminal facilities, production facilities and other assets, as well as transitional risks, including new or more stringent regulatory requirements, increased monitoring and disclosure requirements, and potential effects on our reputation and/or changes in our business. We could incur significant costs to improve the climate resiliency of our aircraft or infrastructure and otherwise prepare for, respond to, and mitigate such physical effects of climate change. We are not able to accurately predict the materiality of any potential losses or costs associated with the physical effects of climate change.
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

We have been sued by a competitor alleging misappropriation by us of certain of their trade secrets and infringement by us of certain of their patents. These proceedings, as well as any other proceedings relating to these allegations and similar allegations or legal proceedings in the future, are likely to be time-consuming and expensive and, if adversely determined, could delay, limit or prevent our ability to commercialize our aircraft or otherwise execute on our business plans.
On April 6, 2021, Wisk brought a lawsuit against us in the United States District Court for the Northern District of California (the “District Court”) alleging misappropriation of trade secrets and patent infringement. We have filed certain counterclaims for defamation, tortious interference and unfair competition against Wisk and The Boeing Company (“Boeing”), which owns a majority stake in Wisk.
For a description of the status of our legal proceedings with Wisk, see Note 8 – Commitments and Contingencies of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report. We cannot predict their outcome or impact on us and our business. We have incurred and expect to continue to incur significant costs in defending and responding to their claims and pursuing our counterclaims. A negative result in these proceedings could have a material adverse effect on our reputation, financial position, liquidity, operations, and cash flows.
In addition, other holders of intellectual property rights relating to electric aircraft or any other technology relevant to our products and services may initiate legal proceedings alleging infringement or misappropriation of such rights by us and/or our employees, either with respect to our own intellectual property or intellectual property we license from third parties.
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
Failure to adequately protect our intellectual property rights could result in our competitors offering similar products or services, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue, which could adversely affect our business, prospects, financial condition and operating results. Our success depends, at least in part, on our ability to protect our key technology and intellectual property. To accomplish this, we will rely on a combination of patents, trade secrets (including know-how), employee and third-party non-disclosure agreements, copyrights, trademarks, intellectual property licenses and other contractual rights to establish and protect our rights in our technology.
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

We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). As such, we are eligible for and may take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year (a) following October 30, 2025, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three year period. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
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
Our amended and restated certificate of incorporation provides that (i) unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by the applicable law, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring (1) any derivative action or proceeding brought on behalf of us, (2) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any current or former director, officer or other employee of ours or any stockholder of ours to us or our stockholders, (3) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees or any stockholder arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”), our amended and restated certificate of incorporation or our amended and restated bylaws, (4) any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or amended and restated bylaws (or any right, obligation or remedy thereunder), (5) any action or proceeding as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware, and (6) any action asserting a claim against us or any director, officer or other employee of ours or any stockholder, governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants, and (ii) unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder. Any person holding, owning or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and to have consented to this forum selection provision.
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
See Note 13 - Liability Classified Warrants to our audited consolidated financial statements for the year ended December 31, 2022, for additional information about our public and private warrants that were originally issued by Atlas. Accounting Standards Codification (“ASC”) 815-40 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in the consolidated statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
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

Risks Related to Ownership of Our Securities

The price of our Class A common stock and warrants may be volatile, and you could lose all or part of your investment as a result.
The price of our Class A common stock and warrants may fluctuate due to a variety of factors, including:

•changes in macroeconomic or market conditions or trends in our industry or markets, such as inflation, recessions, the continued rise in interest rates, ongoing supply chain shortages, local and national elections, international currency fluctuations, political instability and acts of war, such as the current situation with Ukraine and Russia, or terrorism;
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
•future sales of our Class A common stock or other equity or debt securities;
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
•the development and sustainability of an active trading market for our securities;
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

The dual-class structure of our common stock has the effect of concentrating voting power with certain shareholders of our Class B common stock, which could limit other shareholders’ ability to influence the outcome of important transactions, including a change in control.

Shares of our Class B common stock have ten votes per share, while shares of our Class A common stock have one vote per share. Adam Goldstein and Brett Adcock, our founders, as well as certain other shareholders hold the issued and outstanding shares of our Class B common stock. These shares represent a substantial majority of the voting power of our capital stock on an outstanding basis and if voted together are able to control matters submitted to our shareholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions for so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our capital stock. These holders may have interests that differ from other shareholders and may vote in a way which may be adverse to other shareholders or with which our other shareholders may disagree. This concentrated control may have the effect of delaying, preventing or deterring a change in control, could deprive our shareholders of an opportunity to receive a premium for their capital stock as part of a sale, and might ultimately affect the market price of our Class A common stock.

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

All shares issued in the Business Combination that were registered on our registration statement on Form S-4, which was declared effective on August 11, 2021, are freely tradable without restriction by persons other than our “affiliates,” (as defined under Rule 144 of the Securities Act (“Rule 144”)), including our directors, executive officers and other affiliates.

Additionally, our registration statement on Form S-3 relating to the offer and sale from time to time by the selling securityholders named therein of up to 110,742,480 shares of Class A common stock, was declared effective by the SEC on November 15, 2022. In addition, pursuant to two separate registration rights agreements, certain substantial holders of Legacy Archer’s common stock and Stellantis N.V., respectively, will have the right, subject to certain conditions, to require us to register their shares of our Class A common stock for resale under the Securities Act. By exercising their registration rights and selling a large number of shares in reliance on the registration statements, these stockholders could cause the prevailing market price of our Class A common stock to decline.

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

In addition, outstanding warrants to purchase an aggregate of 25,398,947 shares of our Class A common stock became exercisable on October 30, 2021. Each warrant entitles the holder thereof to purchase one (1) share of our Class A common stock at a price of $11.50 per whole share, subject to adjustment. Moreover, as of December 31, 2022, we have additional 8,736,599 outstanding warrants issued to certain parties, 5,159,618 of which remain subject to vesting conditions. These warrants may be exercised only for a whole number of shares of our Class A common stock. To the extent such warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the then existing holders of our Class A common stock and increase the number of shares eligible for resale in the public market.

In addition, the shares of our common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. We have filed registration statements on Form S-8 to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our equity incentive plans. We expect to file additional registration statements on Form S-8 in the future to register additional shares reserved for future issuance under our equity incentive plans, and Form S-8 registration statements automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties

We currently lease our headquarters in San Jose, California. We also lease additional offices and research and development facilities in Palo Alto and Mountain View, California and flight test facilities at Salinas Municipal Airport in Salinas, California. We believe our existing leased facilities are in good condition and suitable for the conduct of our business.
Item 3. Legal Proceedings
For a description of our material pending legal proceedings, see Note 8 - Commitments and Contingencies of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Following the closing of the Business Combination, our Class A common stock and warrants began trading on the New York Stock Exchange under the symbols “ACHR” and “ACHR WS” on September 17, 2021.

Our Class B common stock is not listed or traded on any stock exchange.

Holders of Record

As of March 3, 2023, there were 137 stockholders of record of our Class A common stock and 10 stockholders of record of our Class B common stock. The actual number of holders of our Class A and Class B common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.

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

Sales of Unregistered Securities

On June 17, 2022, we issued 91,667 warrants in a private placement pursuant to Section 4(a)(2) of the Securities Act. These warrants have an exercise price of $0.01 per share in exchange for shares of our Class A common stock.

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

The Business Combination generated $857.6 million in gross cash proceeds to Archer, inclusive of $600.0 million in proceeds from a private placement (the “PIPE Financing”) and $257.6 million transferred from the trust account. Total direct and incremental transaction costs aggregated $81.8 million, of which $10.9 million was expensed as part of the Business Combination, $55.8 million was recorded to additional paid-in capital as equity issuance costs, and the remaining $15.1 million was settled through the issuance of shares of New Archer Class A common stock.

There has been no material change in the planned use of proceeds noted above from those disclosed in the final prospectus (File No. 333-254007), dated August 11, 2021, which was declared effective by the SEC on August 11, 2021.

Issuer Purchases of Equity Securities

None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Overview
We are designing and developing eVTOL aircraft for use in UAM networks. Our mission is to unlock the skies, freeing everyone to reimagine how they move and spend time. Our eVTOL aircraft are designed to be safe, sustainable, and quiet. Our production aircraft, Midnight, which we unveiled in November of 2022, is designed around our proprietary 12-tilt-6 aircraft configuration. This means that it has 12 propellers attached to 6 booms on a fixed wing with all 12 propellers providing vertical lift during take-off and landing and the forward 6 propellers tilting forward to cruise position to provide propulsion during forward flight with the wing providing aerodynamic lift like a conventional airplane.

Midnight is designed to carry 4 passengers plus a pilot up to 100 miles at speeds up to 150 miles per hour, but is optimized for back-to-back short distance trips of around 20-miles, with a charging time of approximately 10 minutes between trips. We are working to certify Midnight with the FAA in late 2024 so that we can then enter into commercial service in 2025.

Midnight is the evolution of our demonstrator eVTOL aircraft, Maker, which through its flight test program has helped validate our proprietary 12-tilt-6 aircraft configuration and certain key enabling technologies. The design of Midnight marries what we believe to be cutting-edge electric propulsion technology with state-of-the-art aircraft systems to deliver the key attributes of our eVTOL aircraft:

•Safety. High redundancy and simplified propulsion systems make for a significantly safer aircraft compared to a helicopter. Midnight has no single critical point of failure, meaning that should any single component fail, the aircraft can still safely complete its flight.

•Low noise. With its intended cruising altitude at approximately 2,000 feet, the design of Midnight is such that the noise that reaches the ground is expected to measure around 45 A-weighted decibels, approximately 100 times quieter than that of a helicopter. During forward flight, the aircraft’s tilt propellers spin on axes that are aligned with the oncoming air flow, rather than edge-wise to the flow, as is the case with traditional helicopters - further decreasing noise levels. Since Archer’s aircraft is spinning 12 small propellers rather than one large rotor, it can also spin them at significantly lower tip speeds, resulting in much lower noise levels.

•Sustainable. Midnight is all electric, resulting in zero operating emissions. Archer is committed to sourcing renewable energy wherever possible to power its aircraft. Archer’s design and engineering teams have worked to integrate materials into this aircraft that have their own unique sustainability stories. For example, Midnight’s seats are constructed out of “flax” fiber, a natural plant which requires very little irrigation and is highly absorbent of CO2. In addition, Archer’s design uses fabric made from recycled contents like plastic bottles.

We continue to work to optimize our eVTOL aircraft design for both manufacturing and certification. The development of an eVTOL aircraft that meets our business requirements demands significant design and development efforts on all facets of the aircraft. We believe that by bringing together a mix of talent with eVTOL, traditional commercial aerospace, as well as electric propulsion backgrounds, we have built a team that enables us to move through the design, development, and certification of our eVTOL aircraft with the FAA in an efficient manner, thus allowing us to achieve our end goal of bringing to market our eVTOL aircraft as efficiently as possible.

Our Planned Lines of Business

Upon receipt of all necessary FAA certifications and any other government approvals necessary for us to manufacture and operate our aircraft, we intend to operate two complementary lines of business. Our core focus is Archer UAM with our secondary focus being Archer Direct.

Archer UAM

We plan to operate our own UAM ecosystem initially in select major U.S. cities. Our UAM ecosystem will operate using our eVTOL aircraft, which is currently in development. We project that the cost to manufacture and operate our eVTOL aircraft will be such that it will be able to enter the UAM ride-sharing market at a price point that is competitive with ground-based ride sharing services today. We will continue to evaluate our go-to-market strategy based on, among other things, estimated demand, readiness of the required infrastructure, and our ability to scale of our aircraft fleet.

Archer Direct

We also plan to selectively sell a certain amount of our eVTOL aircraft to third parties. We have entered into the United Purchase Agreement for the conditional purchase of up to $1 billion worth of aircraft, with an option for another $500.0 million worth of aircraft.

As we get closer to commercialization, we will look to determine the right mix of selling our eVTOL aircraft versus using them as part of our UAM ecosystem based on, among other factors, our capital needs, our volume of manufacturing, our ability to ramp Archer UAM operations, and the purchase demand from our Archer Direct customers.

To date, we have not generated any revenue from either of these planned categories, as we continue to design, develop, and seek the governmental approvals necessary for our eVTOL aircraft to enter into service. We will use our cash and cash equivalents for the foreseeable future to continue to fund our efforts to bring our eVTOL aircraft to market. The amount and timing of any future capital requirements will depend on many factors, including the pace and results of the design and development of our aircraft and manufacturing operations, as well as our progress in obtaining necessary FAA certifications and other government approvals. For example, any significant delays in obtaining such FAA certifications and other government approvals will likely require us to raise additional capital above our existing cash on hand and delay our generation of revenues.

Business Combination

On September 16, 2021, (the “Closing Date”), Legacy Archer, Atlas, and Merger Sub, consummated the closing of the Business Combination Agreement, following approval at the Special Meeting. Unless otherwise specified or unless the context otherwise requires, references herein to Legacy Archer refer to Archer prior to the Business Combination and references herein to “New Archer” refer to Archer following the Business Combination.
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

At this time, we are unable to estimate the costs of defending the ongoing Wisk litigation or any potential settlement or award of damages related thereto and thus, we have not established any related reserves. For a description of our material pending legal proceedings, see Note 8 - Commitments and Contingencies of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report.

Other Warrant Expense

Other warrant expense consists entirely of non-cash expense related to the warrants issued in conjunction with the execution of the United Purchase Agreement and that certain warrant agreement, dated January 29, 2021, between the Company and United (as amended, the “United Warrant Agreement”).

Other Income, Net

Other income, net consists of miscellaneous income and expense items, including the change in fair value of our warrant liabilities.

Interest Income (Expense), Net

Interest income (expense), net primarily consists of interest income from our cash and cash equivalents and short-term investments in marketable securities, net of interest on notes payable.

Results of Operations
The following table sets forth our consolidated statements of operations for the periods indicated:

	Year Ended December 31,
	2022	2021	Change $	Change %
	(In millions)
Operating expenses:
Research and development (1)	$171.5	$64.3	$107.2	167%
General and administrative (1)	165.1	176.7	(11.6)	(7)%
Other warrant expense	10.8	117.3	(106.5)	(91)%
Total operating expenses	347.4	358.3	(10.9)	(3)%
Loss from operations	(347.4)	(358.3)	10.9	(3)%
Gain on forgiveness of PPP Loan	—	0.9	(0.9)	(100)%
Other income, net	27.8	10.6	17.2	162%
Interest income (expense), net	2.3	(1.0)	3.3	(330)%
Loss before income taxes	(317.3)	(347.8)	30.5	(9)%
Net loss	$(317.3)	$(347.8)	$30.5	(9)%

(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2022	2021
Research and development	$26.1	$3.7
General and administrative	76.7	119.9
Total stock-based compensation expense	$102.8	$123.6

Comparison of the Year Ended December 31, 2022 and 2021

Research and Development
Research and development expenses increased by $107.2 million, or 167%, for the year ended December 31, 2022, compared to the year ended December 31, 2021, as we invested in people and materials to advance our technology development. The increase was primarily due to an increase of $39.4 million in costs related to professional services and tools and materials to support our increased research and development activities, an increase of $37.8 million in personnel-related expenses due to a significant increase in our workforce from the prior year period, and an increase of $22.4 million in stock-based compensation expense primarily related to new restricted stock units (“RSUs”) granted since the closing of the Business Combination and 2022 quarterly bonus equity awards. See Note 10 - Stock-Based Compensation for further details on our stock-based compensation. The remainder of the increase was made up of other immaterial items.

General and Administrative

General and administrative expenses decreased by $11.6 million, or 7%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. The decrease was primarily due to a decrease of $53.2 million in stock-based compensation expense related to the Founder Grants. The decrease was partially offset by an increase of $14.4 million in personnel-related expenses due to a significant increase in our workforce from the prior year period, as we invested in people and infrastructure to support our growth and maturity as a public company, an increase of $10.0 million in stock-based compensation expense primarily related to new RSUs granted since the closing of the Business Combination and 2022 quarterly bonus equity awards, an increase of $9.9 million in professional service expenses mainly due to legal fees and expenses, and an increase of $6.3 million in general and administrative expenses primarily related to the directors and officers (“D&O”) insurance. See Note 10 - Stock-Based Compensation for further details on our stock-based compensation. The remainder of the decrease was made up of other immaterial items.

Other Warrant Expense

Other warrant expense decreased by $106.5 million, or 91%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was due to the vesting of warrants pursuant to the United Warrant Agreement in association with the achievement of specific milestones. See Note 10 - Stock-Based Compensation for further details.

Gain on Forgiveness of PPP Loan

Gain on Forgiveness of PPP Loan decreased by $0.9 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was due to the one-time gain recognized on the extinguishment of a Paycheck Protection Program loan and accrued interest during the year ended December 31, 2021. There was no comparable activity for the year ended December 31, 2022.

Other Income

Other income increased by $17.2 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to the change in fair value of our warrant liabilities. See Note 3 - Summary of Significant Accounting Policies for further details. In addition, there was a $4.9 million accretion and amortization income related to our short-term investments recognized during the year ended December 31, 2022.

Interest Income (Expense), Net

Interest income (expense), net increased by $3.3 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to interest income from our cash and cash equivalents and short-term investments, net of interest expense recognized for the Silicon Valley Bank term loans, which we entered into in July 2021.

Liquidity and Capital Resources

As of December 31, 2022, our principal sources of liquidity were cash and cash equivalents of $69.4 million and short-term investments in marketable securities of $461.8 million. We have incurred net losses since our inception and to date have not generated any revenues. We expect to incur additional losses and higher operating expenses for the foreseeable future. We believe that our existing cash and cash equivalents will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements.
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
Until such time as we can generate significant revenue from our business operations, we expect to finance our cash needs primarily through existing cash on hand, pre-delivery payments, equity financing and debt financing.
The following includes our short-term and long-term material cash requirements from known contractual obligations as of December 31, 2022:
Note Payable

We have short-term debt obligations of $10.0 million due within the next 12 months. See Note 7 - Notes Payable to the consolidated financial statements for further detail on our debt.

Leases

We lease office, lab, hangar, and storage facilities in the normal course of business. Under our operating leases as noted in Note 8 - Commitments and Contingencies to the consolidated financial statements, we have current obligations of $4.9 million due within the next 12 months and long-term obligations of $23.5 million.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021
	(In millions)
Net cash used in operating activities	$(200.4)	$(108.4)
Net cash used in investing activities	(464.3)	(3.5)
Net cash (used in) provided by financing activities	(9.9)	822.2
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

Net cash used in operating activities during the year ended December 31, 2022 was $200.4 million, resulting from a net loss of $317.3 million, adjusted for non-cash items consisting primarily of $102.8 million in stock-based compensation primarily related to the Founder Grants and $10.8 million in other warrant expense related to the United warrants (see Note 10 - Stock-Based Compensation), partially offset by a gain of $22.9 million primarily due to the change in fair value of our warrant liabilities. The net cash related to changes in our net operating assets and liabilities of $19.2 million was primarily related to a $15.6 million increase in accrued expenses and other current liabilities mainly due to legal fees and expenses and a $10.1 million increase in other long-term liabilities mainly due to the $10.0 million pre-delivery payment from United (see Note 10 - Stock-Based Compensation), partially offset by a $3.4 million increase in operating lease right-of-use assets and lease liabilities, net driven by lease payments and a $2.2 million increase in prepaid expenses primarily due to prepaid research and development-related expenses.

Net cash used in operating activities during the year ended December 31, 2021was $108.4 million, resulting from a net loss of $347.8 million, adjusted for non-cash items consisting primarily of $123.6 million in stock-based compensation primarily related to the Founder Grants and $117.3 million in other warrant expense related to the United warrants. The net cash related to changes in our net operating assets and liabilities of $0.4 million was primarily related to an increase in accrued professional fees and other miscellaneous expenses offset by an increase in prepaid expenses related to the ramp up in our research and development activities and expenses related to becoming a publicly traded company.
Cash Flows Used in Investing Activities
Net cash used in investing activities during the year ended December 31, 2022 was $464.3 million, driven by purchases of short-term investments of $487.4 million and purchases of property and equipment of $6.9 million, offset by proceeds from maturities of short-term investments of $30.0 million.
Net cash used in investing activities during the year ended December 31, 2021 was $3.5 million, driven by purchases of property and equipment.
Cash Flows (Used in) Provided by Financing Activities
Net cash used in financing activities during the year ended December 31, 2022 was $9.9 million, consisting of the repayment of debt for $10.0 million, offset by $0.1 million proceeds from the exercise of stock options.

Net cash provided by financing activities during the year ended December 31, 2021was $822.2 million, consisting primarily of $600.0 million in proceeds from the PIPE Financing, $201.8 million net proceeds from the Business Combination, and $20.0 million in proceeds from the issuance of debt.
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
Common Stock Valuation

Prior to the Business Combination, there was no public market for our common stock, and our board of directors determined the fair value of our common stock by taking into account input from management and independent third-party valuation analyses. The determinations of the fair value of our common stock were made using methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide: Valuation of Privately-Held-Company Equity Securities Issued as Compensation. In valuing our common stock, we determined the equity value of our business using a combination of the market and income approach valuation methods. The total enterprise value was then allocated to our various share classes using a hybrid approach consisting of the option pricing model (“OPM”) and probability-weighted expected return method (“PWERM”). The OPM considers preferred stockholders’ liquidation preferences, participation rights, dividend policy, and conversion rights to determine how proceeds from a liquidity event shall be distributed among the various ownership classes at a future date, whereas the PWERM estimates the fair market value of the common stock based on an analysis of future values for various potential liquidity outcomes. Since there was no active market for our common stock, we also applied a discount for lack of marketability for both OPM and PWERM scenarios. Application of these approaches and methods involves the use of estimates, judgments, and assumptions, such as future revenue, expenses and cash flows, selections of comparable companies, probabilities and timing of exit events, and other factors. The fair value of our common stock, utilizing the above methodology prior to the closing of the Business Combination, was used to determine the fair value of the United warrants, and was a key input in the estimation of the fair value of our stock options (as discussed below).
Since the closing of the Business Combination in September 2021, the fair value of our common stock is based on the closing price of our Class A common stock, as quoted on the NYSE, on the date of grant.
Stock-Based Compensation
We account for stock-based compensation awards granted to employees and non-employees by recording compensation expense based on each award’s grant date estimated fair value over the vesting period, in accordance with ASC 718, Compensation — Stock Compensation. We estimate the fair value of RSUs based on the fair value of our common stock on the date of grant. We estimate the fair value of stock options using the Black-Scholes option-pricing model. Determining the fair value of stock options under this model requires highly subjective assumptions, including the fair value of the underlying common stock, the risk-free interest rate, the expected term of the award, the expected volatility of the price of our common stock, and the expected dividend yield of our common stock. These estimates involve inherent uncertainties and the application of management’s judgment. If we had made different assumptions, our stock-based compensation expense could have been materially different. We have not issued any stock options since the closing of the Business Combination.

The fair value of RSUs that vest based on service conditions is determined based on the value of the underlying common stock at the date of grant. The Founder Grants vest when either a market condition or performance condition is satisfied. We determined the fair value of the performance award by utilizing the trading price on the Closing Date. When the applicable performance milestone is deemed probable of being achieved, we will recognize compensation expense for the portion earned to date over the requisite period. For the market condition award, we estimated the fair value using a Monte Carlo simulation model. We recognize compensation expense for the market award on a straight-line basis over the derived service period. Determining the fair value for the market condition award under this model requires subjective assumptions, including the expected volatility of the price of our common stock. If the applicable performance condition is not probable of being achieved, compensation cost for the value of the award incorporating the market condition is recognized, so long as the requisite service is provided. If the performance milestone becomes probable of being achieved, the full fair value of the award will be recognized, and any remaining expense for the market award will be cancelled.
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
We are exposed to market risk for changes in interest rates applicable to our short-term investments. We had cash, cash equivalents, restricted cash and short-term investments in marketable securities totaling $534.2 million as of December 31, 2022. Cash equivalents and short-term investments were invested primarily in money market funds, U.S. Treasury securities, corporate debt securities and commercial paper. The primary objectives of our investment activities are to preserve principal and achieve liquidity requirements. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have had a material impact on the fair value of our portfolio for the periods presented.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Archer Aviation Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Archer Aviation Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
March 15, 2023
We have served as the Company’s auditor since 2020.

Archer Aviation Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	As of December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$69.4	$746.6
Restricted cash	2.9	0.3
Short-term investments	461.8	—
Prepaid expenses	9.8	7.6
Other current assets	1.6	0.3
Total current assets	545.5	754.8
Property and equipment, net	11.5	5.9
Intangible assets, net	0.4	0.5
Right-of-use assets	11.9	4.5
Other long-term assets	4.5	2.7
Total assets	$573.8	$768.4
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3.6	$3.4
Current portion of lease liabilities	3.7	3.1
Current portion of notes payable	9.3	9.5
Accrued expenses and other current liabilities	36.7	12.3
Total current liabilities	53.3	28.3
Notes payable, net of current portion	—	9.3
Lease liabilities, net of current portion	9.2	1.2
Warrant liabilities	7.0	30.3
Other long-term liabilities	11.0	0.4
Total liabilities	80.5	69.5
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Class A common stock, $0.0001 par value; 700,000,000 shares authorized; 177,900,738 and 162,789,591 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Class B common stock, $0.0001 par value; 300,000,000 shares authorized; 63,738,197 and 74,937,945 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	1,185.0	1,072.5
Accumulated deficit	(690.9)	(373.6)
Accumulated other comprehensive loss	(0.8)	—
Total stockholders’ equity	493.3	698.9
Total liabilities and stockholders’ equity	$573.8	$768.4
See accompanying notes to consolidated financial statements.

Archer Aviation Inc.
Consolidated Statements of Operations
(In millions, except share and per share data)

	Year Ended December 31,
	2022	2021
Operating expenses
Research and development	$171.5	$64.3
General and administrative	165.1	176.7
Other warrant expense	10.8	117.3
Total operating expenses	347.4	358.3
Loss from operations	(347.4)	(358.3)
Gain on forgiveness of PPP loan	—	0.9
Other income, net	27.8	10.6
Interest income (expense), net	2.3	(1.0)
Loss before income taxes	(317.3)	(347.8)
Net loss	$(317.3)	$(347.8)

Net loss per share, basic and diluted	$(1.32)	$(3.14)
Weighted-average shares outstanding, basic and diluted	240,476,894	110,836,238
See accompanying notes to consolidated financial statements.

Archer Aviation Inc.
Consolidated Statements of Comprehensive Loss
(In millions)

	Year Ended December 31,
	2022	2021
Net loss	$(317.3)	$(347.8)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	(0.8)	—
Comprehensive loss	$(318.1)	$(347.8)
See accompanying notes to consolidated financial statements.

Archer Aviation Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except share data)

	Common Stock				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	162,789,591	$—	74,937,945	$—	$1,072.5	$(373.6)	$—	$698.9
Conversion of Class B common stock to Class A common stock	8,406,170	—	(8,406,170)	—	—	—	—	—
Issuance of restricted stock and restricted stock expense	5,269,553	—	—	—	71.3	—	—	71.3
Exercise of stock options	1,435,424	—	2,208,728	—	0.4	—	—	0.4
Issuance of warrants and warrant expense	—	—	—	—	14.1	—	—	14.1
Cancellation of Class B common stock (Note 10)	—	—	(5,002,306)	—	—	—	—	—
Stock-based compensation	—	—	—	—	26.7	—	—	26.7
Net loss	—	—	—	—	—	(317.3)	—	(317.3)
Other comprehensive loss	—	—	—	—	—	—	(0.8)	(0.8)
Balance as of December 31, 2022	177,900,738	$—	63,738,197	$—	$1,185.0	$(690.9)	$(0.8)	$493.3

	Common Stock				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	49,828,517	$—	66,714,287	$—	$61.7	$(25.8)	$—	$35.9
Conversion of Class B common stock to Class A common stock	5,337,446	—	(5,337,446)	—	—	—	—	—
Issuance of restricted stock and restricted stock expense	20,833	—	10,004,612	—	118.1	—	—	118.1
Exercise of stock options	859,544	—	3,556,492	—	0.5	—	—	0.5
Issuance of warrants and warrant expense	—	—	—	—	124.3	—	—	124.3
Exercise of warrants	8,845,058	—	—	—	0.1	—	—	0.1
Stock-based compensation	—	—	—	—	5.5	—	—	5.5
Issuance of Class A common stock pursuant to the Business Combination Agreement	36,385,693	—	—	—	162.3	—	—	162.3
PIPE financing	61,512,500	—	—	—	600.0	—	—	600.0
Net loss	—	—	—	—	—	(347.8)	—	(347.8)
Balance as of December 31, 2021	162,789,591	$—	74,937,945	$—	$1,072.5	$(373.6)	$—	$698.9
See accompanying notes to consolidated financial statements.

Archer Aviation Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(317.3)	$(347.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other	4.4	1.3
Debt discount and issuance cost amortization	0.5	0.2
Stock-based compensation	102.8	123.6
Change in fair value of warrant liabilities and other warrant costs	(22.9)	(10.4)
Non-cash lease expense	4.6	1.7
Research and development warrant expense	2.9	7.0
Other warrant expense	10.8	117.3
Interest income on short-term investments	(0.5)	—
Accretion and amortization income of short-term investments	(4.9)	—
Gain on forgiveness of PPP loan	—	(0.9)
Changes in operating assets and liabilities:
Prepaid expenses	(2.2)	(6.8)
Other current assets	(1.2)	(0.3)
Other long-term assets	0.4	(2.7)
Accounts payable	(0.1)	(0.8)
Accrued expenses and other current liabilities	15.6	12.1
Operating lease right-of-use assets and lease liabilities, net	(3.4)	(1.9)
Other long-term liabilities	10.1	—
Net cash used in operating activities	(200.4)	(108.4)
Cash flows from investing activities
Purchase of short-term investments	(487.4)	—
Proceeds from maturities of short-term investments	30.0	—
Purchase of property and equipment	(6.9)	(3.5)
Net cash used in investing activities	(464.3)	(3.5)
Cash flows from financing activities
Proceeds from issuance of debt	—	20.0
Repayment of debt	(10.0)	—
Proceeds from PIPE financing	—	600.0
Recapitalization transaction	—	257.6
Recapitalization transaction costs	—	(55.8)
Proceeds from exercise of stock options	0.1	0.5
Proceeds from exercise of stock warrants	—	0.1
Payment of debt issuance costs	—	(0.2)
Net cash (used in) provided by financing activities	(9.9)	822.2
Net (decrease) increase in cash, cash equivalents, and restricted cash	(674.6)	710.3
Cash, cash equivalents, and restricted cash, beginning of period	746.9	36.6
Cash, cash equivalents, and restricted cash, end of period	$72.3	$746.9

Supplemental Cash Flow Information:
Cash paid for interest	$1.5	$0.7
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	3.1	2.1
Allocation of debt proceeds to stock warrants	—	1.2
Conversion of convertible preferred stock to common stock in connection with the reverse recapitalization	—	61.5
PIPE financing issuance costs settled with the issuance of Class A common stock	—	7.0
Recapitalization transaction costs settled with the issuance of Class A common stock	—	8.1
See accompanying notes to consolidated financial statements.

Archer Aviation Inc.
Notes to Consolidated Financial Statements

Note 1 - Organization and Nature of Business
Organization and Nature of Business

Archer Aviation Inc. (the “Company” “we,” “us” or “our”), a Delaware corporation, with its headquarters located in San Jose, California, is an aerospace company. The Company is designing and developing electric vertical takeoff and landing (“eVTOL”) aircraft for use in urban air mobility (“UAM”) networks. The Company’s mission is to unlock the skies, freeing everyone to reimagine how they move and spend time.
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

Archer UAM

The Company plans to operate its own UAM ecosystem initially in select major U.S. cities. The Company’s UAM ecosystem will operate using its eVTOL aircraft which is currently in development.

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

Archer Aviation Inc.
Notes to Consolidated Financial Statements
Note 2 - Liquidity and Going Concern
Since the Company’s formation, the Company has devoted substantial effort and capital resources to the design and development of its planned eVTOL aircraft and UAM network. Funding of these activities has primarily been through the net proceeds received from the issuance of related and third-party debt (Note 7), and the sale of preferred and common stock to related and third parties (Note 9). Through December 31, 2022, the Company has incurred cumulative losses from operations and negative cash flows from operating activities and has an accumulated deficit of $690.9 million. Following the closing of the Business Combination on the Closing Date, the Company received net cash proceeds of $801.8 million. As of December 31, 2022, the Company had cash and cash equivalents of $69.4 million and short-term investments in marketable securities of $461.8 million, which management believes will be sufficient to fund the Company’s current operating plan for at least the next 12 months from the date these consolidated financial statements were issued.
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
On an ongoing basis, management evaluates its estimates, including those related to the: (i) realization of deferred tax assets and estimates of tax liabilities, (ii) fair value of debt, (iii) fair value of share-based payments, (iv) valuation of leased assets and liabilities, and (v) estimated useful lives of long-lived assets. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Such estimates often require the selection of appropriate valuation methodologies and models and may involve significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ from those estimates under different assumptions, financial inputs, or circumstances. Given the global economic climate and unpredictable nature and unknown duration of the ongoing COVID-19 pandemic, estimates are subject to additional volatility.

Retroactive Application of Reverse Recapitalization

As discussed in Note 4, Reverse Recapitalization and Related Transactions, the Business Combination was accounted for as a reverse recapitalization of equity structure. Pursuant to U.S. GAAP, the Company retrospectively recast its weighted-average outstanding shares within the Company’s consolidated statement of operations for the year ended December 31, 2021. As part of the closing, all of Legacy Archer’s issued Series Seed redeemable convertible preferred stock and Series A redeemable convertible preferred stock were converted into Legacy Archer common stock, which were converted again, along with all other issued and outstanding common stock of Legacy Archer, into New Archer Class A common stock and New Archer Class B common stock. The basic and diluted weighted-average Legacy Archer common stock were retroactively converted to New Archer Class A common stock and New Archer Class B common stock to conform to the recast in the consolidated statements of stockholders’ equity.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
Cash and Cash Equivalents
Cash consists of cash on deposit with financial institutions. Cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of three months or less from the date of purchase. Cash and cash equivalent balances were $69.4 million and $746.6 million as of December 31, 2022 and 2021, respectively, of which money market funds were $4.4 million and $0.3 million as of December 31, 2022 and 2021, respectively.

Restricted cash consists of cash held as security for the Company’s standby letters of credit to support three of the Company’s leased properties. Refer to Note 8 - Commitments and Contingencies for further details.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets that sum to amounts reported on the consolidated statements of cash flows (in millions):

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$69.4	$746.6
Restricted cash	2.9	0.3
Total cash, cash equivalents, and restricted cash	$72.3	$746.9
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

Archer Aviation Inc.
Notes to Consolidated Financial Statements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in millions):

	As of December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market funds	$4.4	$—	$—	$4.4
Short-Term Investments:
U.S. Treasury securities	$316.6	$—	$—	$316.6
Corporate debt securities	$—	$20.1	$—	$20.1
Commercial paper	$—	$125.1	$—	$125.1

Liabilities:
Warrant Liability – Public Warrants	$4.5	$—	$—	$4.5
Warrant Liability – Private Placement Warrants	$—	$—	$2.5	$2.5

	As of December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$0.3	$—	$—	$0.3

Liabilities:
Warrant Liability – Public Warrants	$20.2	$—	$—	$20.2
Warrant Liability – Private Placement Warrants	$—	$—	$10.1	$10.1

Cash Equivalents

The Company’s cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of three months or less from the date of purchase. The Company classifies its money market funds as Level 1, because they are valued based on quoted market prices in active markets.

Short-Term Investments

The Company’s short-term investments consist of high quality, investment grade marketable securities and are classified as available-for-sale. The Company classifies its investments in U.S. Treasury securities as Level 1, because they are valued using quoted market prices in active markets. The Company classifies its investments in corporate debt securities and commercial paper as Level 2, because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
The following table presents a summary of the Company’s cash equivalents and short-term investments as of December 31, 2022 (in millions):

	As of December 31, 2022
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash Equivalents:
Money market funds	$4.4	$—	$—	$4.4
Short-Term Investments:
U.S. Treasury securities	317.4	—	(0.8)	316.6
Corporate debt securities	20.1	—	—	20.1
Commercial paper	125.1	—	—	125.1
Total	$467.0	$—	$(0.8)	$466.2

The unrealized losses related to the Company’s short-term investments were primarily due to changes in interest rates and not due to increased credit risk or other valuation concerns. The Company had no other-than-temporary impairments for the year ended December 31, 2022.
Public Warrants

The measurement of the public warrants as of December 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker ACHR WS. The quoted price of the public warrants was $0.26 per warrant as of December 31, 2022.
Private Placement Warrants
The Company utilizes a Monte Carlo simulation model for the private placement warrants at each reporting period, with changes in fair value recognized in the consolidated statements of operations. The estimated fair value of the private placement warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model and Monte Carlo simulation model are assumptions related to expected share-price volatility, expected life, risk-free interest rate, and dividend yield.
The key inputs into the Monte Carlo simulation model for the private placement warrants are as follows:

Input	December 31, 2022	December 31, 2021
Stock price	$1.87	$6.04
Strike price	$11.50	$11.50
Dividend yield	0.00%	0.00%
Term (in years)	3.71	4.71
Volatility	75.0%	45.3%
Risk-free rate	4.14%	1.22%

The following table presents the change in fair value of the Company’s Level 3 private placement warrants during the years ended December 31, 2022 and 2021:

Balance as of December 31, 2020	$—
Addition of private placement warrants	13.0
Change in fair value	(2.9)
Balance as of December 31, 2021	10.1
Change in fair value	(7.6)
Balance as of December 31, 2022	$2.5

Archer Aviation Inc.
Notes to Consolidated Financial Statements
The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $23.3 million and $10.4 million within other income, net in the consolidated statements of operations during the years ended December 31, 2022 and 2021, respectively. Refer to Note 13 for additional information about the public and private placement warrants.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Certain financial instruments, including debt, are not measured at fair value on a recurring basis in the balance sheets. The fair value of debt as of December 31, 2022 approximates its carrying value (Level 2). Refer to Note 7 for additional information.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Certain assets and liabilities are subject to measurement at fair value on a non-recurring basis if there are indicators of impairment or if they are deemed to be impaired as a result of an impairment review.
Intangible Assets, Net
Intangible assets consist solely of domain names and are recorded at cost, net of accumulated amortization, and if applicable, impairment charges. Amortization of domain names is provided over a 15-year estimated useful life on a straight-line basis or based on the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has analyzed a variety of factors in light of the known impact to date of the ongoing COVID-19 pandemic on the Company’s business to determine if any circumstance could trigger an impairment loss, and, at this time and based on the information presently known, does not believe that it is more likely than not that an impairment loss has been incurred.
As of December 31, 2022 and 2021, the net carrying amounts for domain names were $0.4 million and $0.5 million recorded in the Company’s consolidated balance sheets, respectively.
Property and Equipment, Net
Property and equipment are stated at historical cost less accumulated depreciation. Expenditures for major renewals and betterments are capitalized, while minor replacements, maintenance, and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation is removed from the accounts, and any difference between the selling price and net carrying amount is recorded as a gain or loss in the consolidated statements of operations.
Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Useful Life (In years)
Furniture, fixtures, and equipment	5
Computer hardware	3
Computer software	3
Website design	2
Leasehold improvements	Shorter of lease term or the asset standard life
Impairment of Long-Lived Assets
The Company reviews its long-lived assets, consisting primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Such triggering events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being or intended to be used, a significant adverse change

Archer Aviation Inc.
Notes to Consolidated Financial Statements
in legal factors or in the business climate, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows expected to be generated from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows attributable to such assets including any cash flows upon their eventual disposition to their carrying value. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, then the assets are written down to their fair value. The Company did not identify any events or changes in circumstances that would indicate that the Company’s long-lived assets may be impaired and therefore determined there was no impairment of long-lived assets during all periods presented.

Cloud Computing Arrangements

The Company capitalizes certain implementation costs incurred in the application development stage of projects related to its cloud computing arrangements that are service contracts. Capitalized implementation costs are recognized in other long-term assets in the consolidated balance sheets and amortized on a straight-line basis over the fixed, noncancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. As of December 31, 2022, the Company recognized $3.7 million of capitalized cloud computing implementation costs.
Operating Expenses
Research and Development
Research and development (“R&D”) costs are expensed as incurred and are primarily comprised of personnel-related costs including salaries, bonuses, benefits, and stock-based compensation for employees focused on R&D activities, costs associated with building prototype aircraft, other related costs, depreciation, and an allocation of general overhead. R&D efforts focus on the design and development of the Company’s eVTOL aircraft, including certain of the systems that are used in it.
General and Administrative
General and administrative expenses are primarily comprised of personnel-related costs including salaries, bonuses, benefits, and stock-based compensation for employees associated with the Company’s administrative services such as finance, legal, human resources, and information technology, other related costs, depreciation, and an allocation of general overhead. General and administrative expenses include $64.9 million and $118.1 million of expense related to the restricted stock units granted to the Company’s founders pursuant to the terms and conditions of the Business Combination Agreement immediately prior to closing (the “Founder Grants”), for the years ended December 31, 2022 and 2021. Refer to Note 10 - Stock-Based Compensation for additional information.
Other Warrant Expense
Other warrant expense consists entirely of non-cash expense related to the warrants issued in conjunction with the execution of the purchase agreement (“United Purchase Agreement”), collaboration agreement (“United Collaboration Agreement”), and warrant agreement (“United Warrant Agreement”) with United Airlines Inc. (“United”). Refer to Note 10 - Stock-Based Compensation for additional information.
Stock-Based Compensation
The Company’s stock-based compensation awards consist of options granted to employees and non-employees and restricted stock units granted to employees, directors, and non-employees that convert into shares of the Company’s Class A common stock upon vesting. The Company recognizes stock-based compensation expense in accordance with the provisions of ASC 718, Compensation - Stock Compensation. ASC 718 requires the measurement and recognition of compensation expense for all stock-based compensation awards made to employees, directors, and non-employees to be based on the grant date fair values of the awards.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. The value of the award is recognized as expense over the requisite service period on a straight-line basis.
Determining the grant date fair value of the awards using the Black-Scholes option-pricing model requires management to make assumptions and judgments, including but not limited to the following:
Expected term — The estimate of the expected term of employee awards is determined in accordance with the simplified method, which estimates the term based on an averaging of the vesting period and contractual term of the option grant. The Company uses the contractual term for non-employee awards.
Expected volatility — Since the Company does not have sufficient historical data on the volatility of its common stock, the expected volatility used is based on the volatility of similar entities (referred to as “guideline companies”) for a period consistent with the expected term of the award.
Risk-free interest rate — The risk-free interest rate used to value awards is based on the United States Treasury yield in effect at the time of grant for a period consistent with the expected term of the award.
Dividend yield — The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future.
Forfeiture rate — The Company has elected to account for forfeitures as they occur and will record stock-based compensation expense assuming all option holders will complete the requisite service period. If an employee forfeits an award because they fail to complete the requisite service period, the Company will reverse stock-based compensation expense previously recognized in the period the award is forfeited.
The Company has not issued any stock options since the closing of the Business Combination.
Fair value of common stock
The Company’s board of directors grants stock options with exercise prices equal to the fair value of the Company’s common stock on the date of grant.
Prior to the closing of the Business Combination, the Company determined the fair value of its common stock at the time of the grant of stock options in accordance with the American Institute of Certified Public Accountants (“AICPA”) Accounting and Valuation Guide: Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the “AICPA Practice Aid”). The Company determined the fair value of its common stock based on a variety of factors including, but not limited to (i) the results of contemporaneous independent third-party valuations of the Company’s common stock and the prices, rights, preferences and privileges of the Company’s redeemable convertible preferred stock relative to those of the Company’s common stock; (ii) the lack of marketability of the Company’s common stock; (iii) actual operating and financial results; (iv) current business conditions and projections; (v) the likelihood of achieving a liquidity event, such as an IPO or sale of the Company, given prevailing market conditions; and (vi) precedent transactions involving the Company’s shares.
As provided in the AICPA Practice Aid, there are several approaches for setting the value of an enterprise and various methodologies for allocating the value of an enterprise to its outstanding equity. The Company determined the fair value of equity awards using a combination of the market and income approach. Within the market approach, the guideline public company method was used, which employs the use of ratios developed from the market price of traded shares from publicly traded companies considered reasonably similar to the Company. Under the income approach, the enterprise value was estimated using the discounted cash flow method, which involves estimating the future cash flows of a business for a discrete period and discounting them to their present value. In allocating enterprise value to the Company’s outstanding equity, the Company applied a hybrid approach, which consisted of the option pricing method (“OPM”) and probability-weighted expected return method (“PWERM”). The OPM treats securities, including debt, common and preferred stock, as call options on the enterprise’s value, with exercise prices based on the securities’ respective liquidation preferences and conversion values. The PWERM estimates the fair market value of the common stock based on an analysis of future values for the enterprise assuming various exit scenarios, such as IPO, merger or sale, staying private, and liquidation. Since there was no active market for the Company’s common stock, the Company also applied a discount for lack of marketability for both OPM and PWERM scenarios.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
In conducting the valuations, The Company considered all objective and subjective factors that the Company believed to be relevant in the valuation conducted, including management’s best estimate of the Company’s business condition, and prospects and operating performance at the valuation dates. There are significant judgments and estimates inherent in these valuations.
Since the closing of the Business Combination, the fair value of the Company’s common stock is based on the closing price of the Company’s Class A common stock, as quoted on the NYSE, on the date of grant.

Leases
The Company accounts for leases in accordance with ASC 842, Leases, and determines if an arrangement is a lease at its inception. Right-of-use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate in determining the present value of lease payments considering the term of the lease, which is derived from information available at the lease commencement date. The incremental borrowing rate is the rate of interest the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments for a term similar to the lease term in a similar economic environment as the lease. The lease term includes renewal options when it is reasonably certain that the option will be exercised and excludes termination options. To the extent that the Company’s agreements have variable lease payments, the Company includes variable lease payments that depend on an index or a rate and excludes those that depend on facts or circumstances occurring after the commencement date, other than the passage of time.
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

Archer Aviation Inc.
Notes to Consolidated Financial Statements
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
The following table presents the number of antidilutive shares excluded from the calculation of diluted net loss per share:

	Year Ended December 31,
	2022	2021
Options to purchase common stock	5,335,974	9,444,221
Unvested restricted stock units	45,021,632	38,124,396
Warrants	30,558,565	32,519,357
Shares issuable under the Employee Stock Purchase Plan (Note 10)	712,838	—
Total	81,629,009	80,087,974
Segments
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates as a single operating segment and one reportable segment, as the CODM reviews financial information presented on a combined basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Given the Company’s pre-revenue operating stage, it currently has no concentration exposure to products, services, or customers.
Comprehensive Loss
Comprehensive loss includes all changes in equity during a period from nonowner sources. The Company’s comprehensive loss consists of its net loss and its unrealized gains or losses on available-for-sale securities.
Recently issued accounting pronouncements not yet adopted
In August 2020, the Financial Accounting Standards Board issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for convertible instruments by removing certain separation models in ASC 470-20, Debt—Debt with Conversion and Other Options, for convertible instruments. The ASU updates the guidance on certain embedded conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, such that those features are no longer required to be separated from the host contract. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. Further, the ASU made amendments to the Earnings Per Share (“EPS”) guidance in Topic 260, Earnings per share for convertible instruments, the most significant impact of which is requiring the use of the if-converted method for diluted EPS calculation, and no longer allowing the net share settlement method. The ASU also made revisions to Topic 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope exception from derivative accounting. The amendments to Topic 815-40 change the scope of contracts that are recognized as assets or liabilities. The ASU is effective for public business entities, excluding smaller reporting companies, for interim and annual periods beginning after December 15, 2021, with early adoption permitted. For all other entities, the amendments are effective for interim and annual periods beginning after December 15, 2023. Adoption of the ASU can either be on a modified retrospective or full retrospective basis. The Company is currently evaluating the impact the adoption of this

Archer Aviation Inc.
Notes to Consolidated Financial Statements
standard will have on its financial statements and related disclosures.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s financial statements.

Note 4 - Reverse Recapitalization and Related Transactions

Upon the consummation of the Business Combination on September 16, 2021, in accordance with the terms and conditions of the Business Combination Agreement, all issued and outstanding Legacy Archer common stock was converted into shares of common stock of New Archer at an exchange ratio of 1.00656519 (the “Exchange Ratio”). Additionally, upon closing the Business Combination, Legacy Archer received $257.6 million in cash proceeds released from Atlas’ trust account, after redemptions of $242.4 million. At the closing of the Business Combination, each non-redeemed outstanding share of Atlas Class A common stock was converted into one share of Class A common stock of New Archer.

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

The Company accounted for the Business Combination as a tax-free reorganization.

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

Archer Aviation Inc.
Notes to Consolidated Financial Statements
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

Substantially concurrently with the execution of the Business Combination Agreement, Atlas entered into Subscription Agreements (the “Subscription Agreements”) with certain investors in the PIPE Financing (the “Subscription Investors”). Pursuant to the Subscription Agreements, the Subscription Investors agreed to purchase, and Atlas agreed to sell to the Subscription Investors, an aggregate of 60,000,000 shares of New Archer Class A common stock for a purchase price of $10.00 per share, or an aggregate of $600.0 million in gross cash proceeds. Pursuant to the Subscription Agreements, Atlas granted certain registration rights to the Subscription Investors with respect to the shares issued and sold in the PIPE Financing. The closing of the PIPE Financing occurred immediately prior to the closing of the Business Combination. In conjunction with the PIPE Financing, 1,512,500 shares of New Archer Class A common stock were issued to satisfy certain fees related to the Business Combination and PIPE Financing.

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

Archer Aviation Inc.
Notes to Consolidated Financial Statements
Note 5 - Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of December 31,
	2022	2021
Furniture, fixtures, and equipment	$1.5	$2.8
Computer hardware	4.5	2.5
Computer software	0.7	0.5
Website design	0.7	0.5
Leasehold improvements	2.9	1.0
Construction in progress	4.8	—
Total property and equipment	15.1	7.3
Less: Accumulated depreciation	(3.6)	(1.4)
Total property and equipment, net	$11.5	$5.9
Construction in progress includes costs incurred for leasehold improvements and other assets that have not yet been placed in service.
The following table presents depreciation expense included in each respective expense category in the consolidated statements of operations (in millions):

	Year Ended December 31,
	2022	2021
Research and development	$2.3	$0.9
General and administrative	0.8	0.4
Total depreciation expense	$3.1	$1.3
Note 6 - Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of December 31,
	2022	2021
Accrued professional fees	$17.2	$6.9
Accrued employee costs	7.8	2.6
Accrued parts and materials	5.2	0.9
Taxes payable	0.3	0.6
Accrued capital expenditures	2.9	0.4
Accrued cloud computing implementation costs	2.0	—
Accrued marketing fees	0.2	0.3
Other current liabilities	1.1	0.6
Total	$36.7	$12.3

Archer Aviation Inc.
Notes to Consolidated Financial Statements
Note 7 - Notes Payable
Long-term notes payable consisted of the following (in millions):

	As of December 31,
	2022	2021
Silicon Valley Bank (“SVB”) Term Loans	$10.0	$20.0
Term Loans unamortized discount and loan issuance costs	(0.7)	(1.2)
Total debt, net of discount and loan issuance costs	9.3	18.8
Less current portion, net of discount and loan issuance costs	(9.3)	(9.5)
Total long-term notes payable, net of discount and loan issuance costs	$—	$9.3

SVB Loan
On July 9, 2021, the Company, as the borrower, entered into a Loan and Security Agreement with SVB and SVB Innovation Credit Fund VIII, L.P. (“SVB Innovation”) as the lenders, and SVB as the collateral agent. The total principal amount of the loans is $20.0 million (the “Term Loans”), and all obligations due under the Term Loans are collateralized by all of the Company’s right, title, and interest in and to its specified personal property in favor of the collateral agent. The Term Loans include events of default and covenant provisions, whereby accelerated repayment may result if the Company were to default. The Term Loans are subject to a final payment fee which was determined to be zero as a result of the completion of the Business Combination prior to October 10, 2021 (the “Outside Date”). On January 1, 2022, the Company began repaying the Term Loans, which are payable in 24 equal monthly installments, including principal and interest. The interest rate on the loans is a floating rate per annum equal to the greater of (1) 8.5% and (2) the Prime Rate plus the Prime Rate Margin (each as defined in the Loan and Security Agreement), which increases by 2% per annum upon the occurrence of an event of default. For the years ended December 31, 2022 and 2021, the Company recognized interest expense of $1.5 million and $0.9 million, respectively.
Additionally, in conjunction with the issuance of the Term Loans, the Company issued 366,140 warrants to SVB and 366,140 warrants to SVB Innovation, totaling 732,280 warrants. The Company issued the warrants to the lenders as consideration for entering into the Term Loans, representing a loan issuance fee. Each warrant provides SVB and SVB Innovation with the right to purchase one share of the Company’s Class A common stock. The Company recorded the warrants as a liability at their fair value, which is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a gain or loss in the Company’s consolidated statements of operations. See Note 13 - Liability Classified Warrants for further details. The initial offsetting entry to the warrant liability was a debt discount recorded to reflect the loan issuance fee. The Company estimated the fair value of the warrants at the issuance date to be $1.2 million using the probability-weighted fair value of the warrants under two scenarios, the Business Combination occurring prior to, or after, the Outside Date, with the first scenario of the Business Combination occurring prior to the Outside Date weighted at 95% and the second scenario of the Business Combination occurring after the Outside Date weighted at 5%. For the second scenario, the Company determined the fair value of the warrants using a Monte Carlo simulation approach. Determining the fair value of these warrants under this model requires subjective assumptions.
Upon the closing of the Business Combination, the SVB warrants became public warrants. The subsequent measurement of the SVB warrants as of December 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker ACHR WS. The quoted price of the public warrants was $0.26 as of December 31, 2022.
The Company also incurred issuance costs of $0.2 million. The discount and loan issuance costs will be amortized to interest expense over the commitment period of 30 months. During the years ended December 31, 2022 and 2021, the Company recognized interest expense of $0.5 million and $0.2 million related to the amortization of the discount and loan issuance costs, respectively. The unamortized balance of the discount and loan issuance costs was $0.7 million as of December 31, 2022.
The future scheduled principal maturities of notes payable as of December 31, 2022 are as follows (in millions):

2023	$10.0
$10.0

Archer Aviation Inc.
Notes to Consolidated Financial Statements
Note 8 - Commitments and Contingencies
Operating Leases
The Company leases office, lab, hangar, and storage facilities under various operating lease agreements with lease periods expiring between 2023 and 2030 and generally containing periodic rent increases and various renewal and termination options.

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

On March 9, 2022, the Company entered into a lease agreement with SIR Properties Trust. The lease is for approximately 68,000 rentable square feet of building space in the building located at 77 Rio Robles, San Jose, California. The Company intends that the premises will be used for lab space and a low rate initial production facility. The term of the lease commences 210 days after the landlord delivers possession of the premises to the Company, subject to certain demolition work being completed, and will expire 90 months thereafter, with an option for the Company to extend the term for one additional five-year period. The Company is also responsible for certain other costs under the lease, such as certain build-out expenses, operating expenses, taxes, assessments, insurance, and utilities. However, the Company is expected to receive a $6.0 million leasehold improvement allowance from the landlord that will be applied against certain of the Company’s build-out expenses. The Company took possession of the premises on October 8, 2022, and therefore the lease commenced in accordance with ASC 842.
The Company’s lease costs were as follows (in millions):

	Year Ended December 31,
	2022	2021
Operating lease cost	$5.8	$2.1
Short-term lease cost	0.2	—
Total lease cost	$6.0	$2.1
The Company’s weighted-average remaining lease term and discount rate as of December 31, 2022 and 2021 were as follows:

	2022	2021
Weighted-average remaining lease term (in months)	46	16
Weighted-average discount rate	13.78%	11.06%

Archer Aviation Inc.
Notes to Consolidated Financial Statements
The minimum aggregate future obligations under the Company’s non-cancelable operating leases as of December 31, 2022 were as follows (in millions):

2023	$4.9
2024	5.3
2025	4.9
2026	4.5
2027	2.1
Thereafter	6.7
Total future lease payments	28.4
Less: leasehold improvement allowance	(6.0)
Total net future lease payments	22.4
Less: imputed interest	(9.5)
Present value of future lease payments	$12.9
Supplemental cash information and non-cash activities related to right-of-use assets and lease liabilities were as follows (in millions):

	Year Ended December 31,
	2022	2021
Operating cash outflows from operating leases	$4.3	$1.9
Operating lease liabilities from obtaining right-of-use assets	11.7	3.6
Letter of Credit
On September 15, 2020, in conjunction with the operating lease for the Company’s old headquarters, the Company entered into a standby letter of credit in the amount of $0.3 million in favor of the Company’s lessor, in lieu of paying cash to the lessor to satisfy the security deposit requirements of the leased property. The standby letter of credit expired on September 30, 2021. On June 24, 2021, the Company entered into a standby letter of credit for the same amount, which automatically renews annually through September 1, 2023.

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
Litigation
During the ordinary course of the business, the Company may be subject to legal proceedings, various claims, and litigation. Such proceedings can be costly, time consuming, and unpredictable, and therefore, no assurance can be given that the final outcome of such proceedings will not materially impact our financial condition or results of operations.
Wisk Litigation
On April 6, 2021, Wisk Aero LLC (“Wisk”) brought a lawsuit against the Company in the United States District Court for the Northern District of California (the “District Court”) alleging misappropriation of trade secrets and patent infringement. The Company has filed certain counterclaims for defamation, tortious interference and unfair competition.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
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
On January 19, 2022, the Company filed a motion for judgment on the pleadings to dismiss two of Wisk’s asserted patents as invalid, which the District Court granted on April 19, 2022. The District Court separately ordered Wisk to narrow its trade secret case to 10 of the 52 alleged trade secrets and its patent case to eight claims across all patents that remain in the case. Wisk has now narrowed its claims as ordered. The deadline for filing motions for summary judgment and motions to exclude expert evidence is March 19, 2023. The District Court is scheduled to hear oral argument on those motions on May 12, 2023. A trial on Wisk’s claims and the Company’s counterclaims is currently scheduled to begin on August 14, 2023.
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
The Company continues to strongly believe Wisk’s lawsuit is without merit. The Company will continue to vigorously defend itself against Wisk’s claims and pursue the Company’s counterclaims against Wisk and its claims against Boeing. Because the Company cannot yet predict the outcome of these proceedings or their potential impact on the Company and its business, the Company has concluded that a potential loss amount or a potential range of loss is not probable or reasonably estimable under ASC 450, Contingencies, and therefore has not accrued any amounts related to the award of damages or settlement of this matter with Wisk. Therefore, a negative result in these proceedings could have a material adverse effect on the Company’s financial position, liquidity, operations, and cash flows.
Note 9 - Preferred and Common Stock
Amended and Restated Certificate of Incorporation
Upon the effectiveness of the Company’s amended and restated certificate of incorporation on September 16, 2021, the Company is authorized to issue up to 700,000,000 shares of Class A common stock, par value $0.0001 per share, 300,000,000 shares of Class B common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. There were 177,900,738 and 162,789,591 shares of Class A common stock issued and outstanding as of December 31, 2022 and 2021, respectively. There were 63,738,197 and 74,937,945 shares of Class B common stock issued and outstanding as of December 31, 2022 and 2021, respectively.

Preferred Stock
As of December 31, 2022, no shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.
Pursuant to the terms of the Company’s amended and restated certificate of incorporation, shares of preferred stock may be issued from time to time in one or more series. The board of directors is authorized to fix the voting rights, if any, designations, powers and preferences, the relative, participating, optional or other special rights, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series of preferred stock. The board of directors is able to, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. The ability of the board of directors to issue preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control or the removal of existing management.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
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
Dividends
Holders of Class A common stock and Class B common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefor. No dividends on common stock have been declared by the Company’s board of directors through December 31, 2022, and the Company does not expect to pay dividends in the foreseeable future.
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
During the years ended December 31, 2022 and 2021, 8,406,170 and 5,337,446 shares of Class B common stock were converted into Class A common stock, respectively.
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

Archer Aviation Inc.
Notes to Consolidated Financial Statements
Note 10 - Stock-Based Compensation
Amended and Restated 2021 Plan
In August 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which was approved by the stockholders of the Company in September 2021 and became effective immediately upon the closing of the Business Combination. In April 2022, the Company amended and restated the 2021 Plan (the “Amended and Restated 2021 Plan”), which was approved by the stockholders of the Company in June 2022. The aggregate number of shares of Class A common stock that may be issued under the plan increased to 34,175,708. In addition, the number of shares of Class A common stock reserved for issuance under the Amended and Restated 2021 Plan will automatically increase on January 1st of each year, starting on January 1, 2023 and ending on (and including) January 1, 2031, in an amount equal to the lesser of (1) 5.0% of the total number of shares of Class A common stock outstanding on December 31 of the preceding year, or (2) a lesser number of Class A common stock determined by the board of directors prior to the date of the increase. The Amended and Restated 2021 Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, and other awards to employees, directors, and non-employees.
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

The Company currently offers six-month offering periods, and at the end of each offering period, which occurs every six months on May 31 and November 30, employees can elect to purchase shares of the Company’s Class A common stock with contributions of up to 15% of their base pay, accumulated via payroll deductions, subject to certain limitations.

The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of each award granted under the ESPP. The following table sets forth the key assumptions and fair value results for each award granted in the Company’s first offering period under the ESPP, which started on December 1, 2022:

December 1, 2022
Stock price	$2.58
Risk-free interest rate	4.65%
Term (in years)	0.50
Volatility	87.00%
Dividend yield	0.00%
Grant date fair value per share	$1.00

During the year ended December 31, 2022, the Company recognized stock-based compensation expense of $0.1 million for the awards granted under the ESPP. There were no ESPP offerings for the year ended December 31, 2021.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
As of December 31, 2022, the total remaining stock-based compensation expense was $0.5 million for the awards granted under the ESPP, which is expected to be recognized over the current six-month offering period until May 31, 2023.

Quarterly Equity Awards
Subject to the achievement of certain performance goals established by the Company from time to time, the Company’s employees are eligible to receive an annual incentive bonus that will entitle them to a quarterly grant of a number of restricted stock units (“RSUs”) determined by dividing 25% of the annual bonus target amount by the closing price of the Company’s Class A common stock on the date of grant. The RSUs will be fully vested on the date of grant. Furthermore, all the quarterly equity awards are contingent and issued only upon approval by the Company’s board of directors. During the year ended December 31, 2022, the Company recognized stock-based compensation expense of $9.5 million related to these quarterly equity awards. There were no quarterly equity awards granted for the year ended December 31, 2021.

Stock Options
A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2022	9,444,221	$0.12	8.66	$55.9
Exercised	(3,644,154)	0.12		12.8
Expired/forfeited	(464,093)	0.11
Outstanding as of December 31, 2022	5,335,974	0.12	7.66	9.4

Exercisable as of December 31, 2022	1,080,723	$0.13	7.77	$1.9
Vested and expected to vest as of December 31, 2022	5,335,974	0.12	7.66	9.4
There were no options granted for the year ended December 31, 2022. During the year ended December 31, 2021, the Company granted 1,277,622 incentive and non-statutory stock options under the 2019 Plan.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
Determination of Fair Value
The assumptions used in the Black-Scholes option pricing model to estimate the fair value of the stock options granted during the year of December 31, 2021 are provided in the following table:

December 31, 2021
Risk-free interest rate:
Employee stock options	0.62%
Non-employee stock options	1.08%
Expected term (in years):
Employee stock options	6.32
Non-employee stock options	10.00
Expected volatility:
Employee stock options	87.94%
Non-employee stock options	88.03%
Dividend yield:
Employee stock options	0.00%
Non-employee stock options	0.00%
Grant date fair value per share:
Employee stock options	$13.65
Non-employee stock options	$13.68
The Company recognized stock-based compensation expense of $3.8 million and $3.9 million for stock options for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, the total remaining stock-based compensation expense for unvested stock options was $8.7 million, which is expected to be recognized over a weighted-average period of 1.1 years.

Restricted Stock Units
A summary of the Company’s restricted stock activity is as follows:

	Number of Shares	Weighted Average Grant Price
Outstanding as of January 1, 2022	36,249,396	$6.53
Granted	13,710,027	3.35
Vested	(5,269,553)	4.78
Forfeited	(1,543,238)	6.79
Outstanding as of December 31, 2022	43,146,632	5.72
During the year ended December 31, 2022, the Company granted 9,692,806 RSUs under the 2021 Plan and the Amended and Restated 2021 Plan. The RSUs generally vest over a three- or four-year period with a straight-line vesting and a 33% or 25% one-year cliff and remain subject to forfeiture if vesting conditions are not met. Upon vesting, RSUs are settled in Class A

Archer Aviation Inc.
Notes to Consolidated Financial Statements
common stock on a one-for-one basis. The shares of Class A common stock underlying RSU grants are not issued and outstanding until the applicable vesting date.
During the year ended December 31, 2022, the Company granted 1,865,582 RSUs under the Amended and Restated 2021 Plan, representing the quarterly equity awards for the Company’s first three fiscal quarters of 2022. The RSUs were fully vested on the date of grant and settled in Class A common stock on a one-for-one basis.
In addition, in July 2022, the Company granted 2,151,639 RSUs under the Amended and Restated 2021 Plan. The RSUs vest over three and a half years with a straight-line vesting and remain subject to forfeiture if vesting conditions are not met. Upon vesting, RSUs are settled in Class A common stock on a one-for-one basis. The shares of Class A common stock underlying RSU grants are not issued and outstanding until the applicable vesting date.
During the year ended December 31, 2021, the Company granted 6,265,293 RSUs under the 2021 Plan. The RSUs generally vest over a three or four-year period with a straight-line vesting and a 33% or 25% one-year cliff and remain subject to forfeiture if vesting conditions are not met. Upon vesting, RSUs are settled in Class A common stock on a one-for-one basis. The shares of Class A common stock underlying this grant are not issued and outstanding until the applicable vesting date.
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

September 16, 2021
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

Archer Aviation Inc.
Notes to Consolidated Financial Statements
outstanding and eligible for vesting upon the achievement of the milestones as described above for 15 months from the Separation Date pursuant to the original terms of the Founder Grants.

For the year ended December 31, 2022, the Company recorded $64.9 million of stock-based compensation expense for the amortized portion of the market award for the remaining three tranches in general and administrative expenses in the consolidated statements of operations. For the year ended December 31, 2021, the Company recorded $118.1 million of stock-based compensation expense for the vesting of the first tranche and the amortized portion of the market award for the remaining three tranches in general and administrative expenses in the consolidated statements of operations.

For the years ended December 31, 2022 and 2021, the Company recorded $22.8 million and $1.6 million of stock-based compensation expense, respectively, related to RSUs (excluding the Founder Grants).

As of December 31, 2022, the total remaining stock-based compensation expense for unvested RSUs (including the Founder Grants) was $263.2 million, which is expected to be recognized over a weighted-average period of 1.6 years.

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
The following table presents stock-based compensation expense included in each respective expense category in the consolidated statements of operations (in millions):

	Year Ended December 31,
	2022	2021
Research and development	$26.1	$3.7
General and administrative	76.7	119.9
Total stock-based compensation expense	$102.8	$123.6

Warrants
A summary of the Company’s warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2022	8,644,932	$0.01	8.87	$52.1
Issued	91,667	0.01
Outstanding as of December 31, 2022	8,736,599	0.01	7.84	16.3

Vested as of December 31, 2022	3,576,981	$0.01	4.59	$6.7
United Airlines
On January 29, 2021, the Company entered into the United Purchase Agreement, United Collaboration Agreement, and United Warrant Agreement. Under the terms of the United Purchase Agreement, United has a conditional purchase order for up to 200 of the Company’s aircraft, with an option to purchase an additional 100 aircraft. Those purchases are conditioned upon the Company meeting certain conditions that include, but are not limited to, the certification of the Company’s aircraft by the FAA and further negotiation and reaching of mutual agreement on certain material terms related to the purchases. The

Archer Aviation Inc.
Notes to Consolidated Financial Statements
Company issued 14,741,764 warrants to United to purchase shares of the Company’s Class A common stock. Each warrant provides United with the right to purchase one share of the Company’s Class A common stock at an exercise price of $0.01 per share. The warrants were initially expected to vest in four installments in accordance with the following milestones: the execution of the United Purchase Agreement and the United Collaboration Agreements, the completion of the Business Combination, the certification of the aircraft by the FAA, and the sale of aircraft to United.
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
The Company determined that as a result of the relationship established by signing the United Purchase Agreement, United is a customer with the intention of obtaining the output of the Company’s ordinary activities (design and production of aircraft). United has not contracted to share in the risks and benefits of development of the aircraft, and United is not otherwise involved in the development of the aircraft. As a result, the Company accounts for the United Purchase Agreement (including the subsequent amendment) and the United Collaboration Agreements under ASC 606, Revenue from Contracts with Customers. The Company identified the sale of each aircraft ordered by United as a separate performance obligation in the contract. As the performance obligations have not been satisfied, the Company has not recognized any revenue as of December 31, 2022.
With respect to the warrant vesting milestones outlined above, the Company accounts for them as consideration payable to a customer under ASC 606 related to the future purchase of aircraft by United. The Company determined that the warrants are classified as equity awards based on the criteria of ASC 480, Distinguishing Liabilities from Equity and ASC 718. Pursuant to ASC 718, the Company measured the grant date fair value of the warrants to be recognized upon the achievement of each of the original four milestones and the vesting of the related warrants.
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
Pursuant to ASC 606, consideration payable to the customer is generally accounted for as a reduction to revenue and recorded at the later of when (i) the entity recognizes revenue for the transfer of related goods, or (ii) the entity pays the consideration. Due to the nature of the warrant vesting milestones, and the Company’s unique circumstances upon the actual or anticipated vesting dates as described below, the recognition pattern and cost presentation of each will differ. For the first milestone, issuance of the warrant in conjunction with the execution of the United Purchase Agreement and the United Collaboration Agreements, the Company recorded the grant date fair value of the respective warrant tranche at the vesting date upon satisfaction of the milestone, and the related costs were recorded in other warrant expense in the consolidated statements of operations due to the absence of historical or probable future revenue. For the second milestone, the completion of the Business Combination, the related costs were also recorded in other warrant expense in the consolidated statements of operations due to the absence of historical or probable future revenue. For the third milestone, the certification of the aircraft by the FAA, the Company will assess whether it is probable that the award will vest at the end of every reporting period. If and when the award is deemed probable of vesting, the Company will begin capitalizing the grant date fair value of the associated warrants as an asset through the vesting date and subsequently amortize the asset as a reduction to revenue as it sells the aircraft to United.
For the original fourth milestone, the sale of aircraft to United, the Company was initially expected to record the cost associated with the vesting of each portion of warrants within this milestone as a reduction of the transaction price as revenue is

Archer Aviation Inc.
Notes to Consolidated Financial Statements
recognized for each sale of the aircraft. In connection with the Amended United Warrant Agreement, the Company evaluated the accounting implications associated with the amendment to the fourth milestone in accordance with ASC 606 and ASC 718. For the first sub-milestone, the receipt of the Pre-Delivery Payment, the Company accounted for it as a modification under ASC 718 and recorded the modification date fair value of the associated warrants in other warrant expense upon satisfaction of the sub-milestone on August 9, 2022. For the second sub-milestone, the vesting of warrants on February 9, 2023, the Company accounted for it as a modification under ASC 718 and will record the modification date fair value of the associated warrants in other warrant expense on a straight-line basis over six months following the amendment date. The modification date fair value of each warrant associated with the first and second sub-milestones was determined to be $4.37, which was the closing price of the Company’s Class A common stock on August 9, 2022. For the third and fourth sub-milestones, the sale of 160 aircraft and 40 aircraft, respectively, the Company determined that the amendment does not represent a modification under ASC 718. The Company will record the cost associated with the vesting of each portion of the associated warrants as a reduction of the transaction price based on the original grant date fair value as revenue is recognized for each sale of the aircraft.
For the year ended December 31, 2022, the Company recorded $10.8 million in other warrant expense in the consolidated statements of operations related to the first two sub-milestones under the fourth milestone, and a total of 737,088 warrants vested from achievement of the first sub-milestone under the fourth milestone.

For the year ended December 31, 2021, the Company recorded $117.3 million in other warrant expense in the consolidated statements of operations related to the achievement of the first two milestones. A total of 8,845,058 warrants vested from achievement of the first two milestones and were exercised during the year ended December 31, 2021.
FCA US LLC
On November 6, 2020, the Company entered into a collaboration agreement with FCA US LLC (“FCA”) (the “FCA Collaboration Agreement”), in which both parties agreed to work together to complete a series of fixed duration collaboration projects related to the Company’s ongoing efforts to design, develop, and bring up production capabilities for its aircraft. In conjunction with the FCA Collaboration Agreement, the Company issued a warrant to FCA on November 6, 2020, in which FCA has the right to purchase up to 1,671,202 shares of the Company’s Class A common stock at an exercise price of $0.01 per share. The Company performed a valuation and determined each warrant had a fair value of $0.15 per share at the grant date. Shares under the warrant vest based on the completion of specific aircraft development milestones identified under the FCA Collaboration Agreement.
As the Company is currently in pre-revenue stage and is not generating any revenue from the FCA Collaboration Agreement, all costs incurred with third parties are recorded based on the nature of the cost incurred. The Company accounts for the warrant in accordance with ASC 718. The Company assessed whether it was probable that the award vested for each of the seven milestones at the end of every reporting period. If and when the award was deemed probable of vesting, the Company recognized compensation expense for the portion of the grant determined probable of vesting on a straight-line basis over the duration of each milestone. If services had been provided by FCA prior to management determining the milestone was probable of being achieved, a cumulative catch-up adjustment was recorded for services performed in prior periods. During the years ended December 31, 2022 and 2021, the Company recorded $0.1 million and $0.2 million of R&D expense, respectively, in the consolidated statements of operations related to the completion of certain milestones. As of December 31, 2022, all of the seven milestones have been completed, amounting to 1,671,202 shares that have vested.
FCA Italy S.p.A.
On July 19, 2021, the Company entered into a manufacturing consulting agreement with an affiliate of FCA, FCA Italy S.p.A. (“FCA Italy”) (the “Manufacturing Consulting Agreement”), in which both parties agreed to work together to complete a series of fixed duration projects to develop manufacturing and production processes in connection with the Company’s ongoing efforts to bring up production capabilities for its aircraft. In conjunction with the Manufacturing Consulting Agreement, the Company issued a warrant to FCA Italy, in which FCA Italy has the right to purchase up to 1,077,024 shares of the Company’s Class A common stock at an exercise price of $0.01 per share. The Company performed a valuation and determined each warrant had a fair value of $8.98 per share at the grant date. The shares underlying the warrant vest in two equal installments in accordance with two time-based milestones.

The Company accounts for the warrant in accordance with ASC 718. The Company recognized compensation cost for half of the shares that were fully vested upon execution of the Manufacturing Consulting Agreement. The Company recognized

Archer Aviation Inc.
Notes to Consolidated Financial Statements
compensation cost for the remaining half of the warrant as the related services were received from FCA Italy on a straight-line basis over the service period of 12 months. During the year ended December 31, 2022, the Company recorded $2.8 million of R&D expense in the consolidated statements of operations related to services received for the second milestone. During the year ended December 31, 2021, the Company recorded $6.8 million of R&D expense in the consolidated statements of operations related to the achievement of the first milestone and services received for the second milestone. As of December 31, 2022, both of the milestones have been completed, amounting to 1,077,024 shares that have vested.
Note 11 - Income Taxes
The Company’s loss before income taxes was approximately $317.3 million and $347.8 million for the years ended December 31, 2022 and 2021, respectively. The Company’s loss was generated entirely in the United States.
Current income tax for the years ended December 31, 2022 and 2021 was zero. The Company did not record any deferred income tax provision for the years ended December 31, 2022 and 2021. The related increase in the deferred tax asset was offset by the increase in valuation allowance.
The following table presents the principal reasons for the difference between the effective tax rate and the federal statutory income tax rate of 21%:

	Year Ended December 31,
	2022	2021
Federal income tax (benefit)	21.0%	21.0%
State and local income taxes (net of federal benefit)	2.5%	2.6%
Nondeductible expenses	(0.2)%	(0.2)%
Warrant expense	(0.7)%	(7.1)%
Nondeductible officers’ compensation	(4.7)%	(6.9)%
Other	0.8%	0.8%
Credits	4.9%	1.3%
Change in valuation allowance	(23.6)%	(11.5)%
Effective tax rate	0.0%	0.0%
Differences between state statutory rate and state effective tax rate for the year ended December 31, 2022 primarily relate to the limitations imposed on certain share-based compensation under Section 162(m), R&D tax credits and an increase in the valuation allowance.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are provided below (in millions):

	As of December 31,
	2022	2021
Deferred Tax Assets:
Net operating loss carryforwards	$43.4	$22.4
Accrued expenses	1.5	0.7
Operating lease liabilities	3.3	1.2
Stock-based compensation	3.7	1.3
Warrants	2.5	2.0
Capitalized R&D expenses	51.7	14.9
Credits	21.1	6.1
Start-up costs	4.7	—
Other	0.9	0.1
Gross deferred tax assets	132.8	48.7
Less: valuation allowance	(129.7)	(47.1)
Deferred tax assets, net of valuation allowance	3.1	1.6
Deferred Tax Liabilities:
Depreciation and amortization	—	(0.3)
Right-of-use assets	(3.1)	(1.3)
Total deferred tax liabilities	(3.1)	(1.6)
Total net deferred tax assets	$—	$—
In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Based upon the analysis of federal and state deferred tax balances and future tax projections and the Company’s lack of taxable income in the carryback period, the Company recorded a valuation allowance of $129.7 million against the federal and state deferred tax assets. The valuation allowance increased by $82.6 million during the year ended December 31, 2022, and by $39.9 million during the year ended December 31, 2021.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022. The Company does not currently expect the Inflation Reduction Act to impact its estimated effective tax rate due to a full valuation allowance against deferred tax assets.
As of December 31, 2022 and 2021, the Company has U.S. federal net operating loss (“NOL”) carryforwards of $173.5 million and $81.4 million, respectively, which can be carried forward indefinitely. As of December 31, 2022 and 2021, the Company has state NOL carryforwards of $120.1 million and $76.7 million, respectively, which will both begin to expire in 2038.
In the ordinary course of its business, the Company incurs costs that, for tax purposes, are determined to be qualified R&D expenditures within the meaning of IRC §41 and are, therefore, eligible for the Increasing Research Activities credit under IRC §41. The U.S. federal R&D tax credit carryforward is $14.9 million and $3.9 million for December 31, 2022 and 2021, respectively. The U.S. federal R&D tax credit carryforward begins to expire in 2039. The state R&D tax credit carryforward is $9.3 million and $3.1 million for December 31, 2022 and 2021, respectively, which can be carried forward indefinitely.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
The following table summarizes the activity related to the Company’s unrecognized tax benefits during the years ended December 31, 2022 and 2021 (in millions):

Balance as of December 31, 2020	$2.0
Increases related to current year tax positions	0.3
Decreases based on tax positions related to prior years	(2.0)
Balance as of December 31, 2021	0.3
Increases related to current year tax positions	1.2
Balance as of December 31, 2022	$1.5
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2022 and 2021 is zero due to the valuation allowance that would otherwise be recorded on the deferred tax asset associated with the recognized position. During the years ended December 31, 2022 and 2021, the Company recognized no interest and penalties related to uncertain tax positions. It is not expected that there will be a significant change in uncertain tax positions in the next 12 months.
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
The Company is subject to taxation and files income tax returns with the U.S. federal government and the states of California and Florida. The tax years ended December 31, 2018 through December 31, 2021 remain open to examination for federal purposes, and the tax years ended December 31, 2018 through December 31, 2021 remain open to examination for state purposes. In addition, the utilization of NOL and R&D credit carryforwards is subject to federal and state review for the periods in which those net losses were incurred. The Company is not under audit by any tax jurisdictions at this time.
Note 12 - 401(k) Savings Plan
The Company maintains a 401(k) savings plan for the benefit of its employees. The Company makes matching contributions equal to 50% of each employee contribution, subject to the maximum amount established by the Internal Revenue Service. All current employees are eligible to participate in the 401(k) savings plan. The Company’s matching contributions were $2.1 million and $0.8 million for the years ended December 31, 2022 and 2021, respectively.
Note 13 - Liability Classified Warrants
As of December 31, 2022, there were 17,398,947 public warrants outstanding. Public warrants may only be exercised for a whole number of shares. No fractional shares are issued upon exercise of the public warrants. The public warrants became exercisable on October 30, 2021, 12 months after the closing of the initial public offering of Atlas. The public warrants will expire five years from the consummation of the Business Combination or earlier upon redemption or liquidation.

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

Archer Aviation Inc.
Notes to Consolidated Financial Statements
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

As of December 31, 2022, there were 8,000,000 private placement warrants outstanding. The private placement warrants are identical to the public warrants underlying the shares sold in the initial public offering of Atlas, except that the private placement warrants and the shares of Class A common stock issuable upon the exercise of the private placement warrants became transferable, assignable, and salable as of October 16, 2021, 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.
Note 14 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date of the issuance of these consolidated financial statements. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.
On January 3, 2023, the Company entered into a manufacturing collaboration agreement with Stellantis N.V. (“Stellantis”), pursuant to which the Company and Stellantis will collaborate on the development and implementation of the Company’s manufacturing operations for the production of its eVTOL aircraft products (the “Stellantis Collaboration Agreement”). In connection with the Stellantis Collaboration Agreement, the Company entered into a forward purchase agreement (the “Stellantis Forward Purchase Agreement”) and a warrant agreement (the “Stellantis Warrant Agreement”) with Stellantis on January 3, 2023. Under the terms of the Stellantis Forward Purchase Agreement, the Company may elect, in the Company’s sole discretion, to issue and sell to Stellantis up to $150.0 million of shares of the Company’s Class A common stock, following the satisfaction of certain Milestones (as defined in the Stellantis Forward Purchase Agreement) and pursuant to the terms and conditions of the Stellantis Forward Purchase Agreement. Under the terms of the Stellantis Warrant Agreement, Stellantis is entitled to purchase up to 15.0 million of shares of the Company’s Class A common stock, at an exercise price of $0.01 per share (the “Stellantis Warrant”). The Stellantis Warrant Agreement provides that the warrant will become vested and exercisable in three separate tranches upon either (i) the performance by Stellantis of certain undertakings set forth in the Stellantis Collaboration Agreement or (ii) the VWAP (as defined in the Stellantis Warrant Agreement) for the Class A common stock exceeding certain specified amounts. In addition, a member of the Company’s board of directors is also an executive at Stellantis.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were ineffective, due to the material weaknesses described below.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that our internal control over financial reporting was ineffective as of December 31, 2022, due to the material weaknesses described below.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
In connection with the preparation and audit of our financial statements for the year ended December 31, 2020, we identified certain control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses. The material weaknesses are:
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
These material weaknesses resulted in a revision to our consolidated condensed financial statements for the period ended March 31, 2021 to reclassify certain costs within operating expenses from research and development expense to other warrant expense and immaterial errors to our previously issued consolidated financial statements which were corrected in the consolidated financial statements as of and for the year ended December 31, 2022. Additionally, each of these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

Remediation Measures
We are taking the steps we believe are necessary to remediate these material weaknesses to comply with the rules and regulations of the SEC regarding compliance with Section 404(a) of the Sarbanes-Oxley Act. Management, with the participation of the Audit Committee and the Board of Directors, is engaged in remediation activities to address the material weaknesses described above. Those remediation measures are ongoing and include the following:
▪We prepared a remediation plan for each of the material weaknesses and trained process owners, developed new controls, enhanced existing controls and evaluated process adoption, and are monitoring results;
▪We hired a new Chief Financial Officer in February 2022 and have hired and plan to continue to hire additional accounting, human resources and payroll, and IT personnel to bolster our accounting and IT capabilities and capacity, and to establish and maintain our internal controls;
▪We have implemented and continue to implement controls to formalize roles and review responsibilities that align with our team’s skills and experience and to ensure segregation of duties;
▪We engaged third-party professionals to design and implement a formal risk assessment process and identified and evaluated changes in our internal controls;
▪We have implemented formal processes, policies, and procedures supporting our financial close process, including establishing and reviewing thresholds for business performance reviews, formalizing procedures over the review of financial statements, and creation of standard balance sheet reconciliation templates and journal entry controls;
▪We continue to design and implement IT general controls, including controls over the review and updating of user access rights and privileges and implementing more robust IT policies and procedures over change management, data backup authorization and computer operations; and

▪We implemented a new enterprise resource planning (“ERP”) system in February 2023 that is expected to be capable of automating some of our manual financial reporting processes, enhancing our information technology control environment, and mitigating some of the internal control gaps and limitations that cannot be addressed by our current system.
We believe we are making progress toward achieving the effectiveness of our internal control over financial reporting and disclosure controls and procedures. The actions that we are taking are subject to ongoing senior management review, as well as Audit Committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate these material weaknesses in our internal control over financial reporting until we have completed our remediation efforts including evaluation of their ongoing effectiveness for a sufficient period of time. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weaknesses expeditiously.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to our 2023 Proxy Statement, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to our 2023 Proxy Statement, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to our 2023 Proxy Statement, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to our 2023 Proxy Statement, and is incorporated herein by reference.

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

(b) Exhibits

The exhibits listed below are filed as part of this Annual Report or are incorporated by reference as indicated.

Exhibit	Description
2.1††
Amended and Restated Business Combination Agreement, dated as of July 29, 2021, by and among Atlas Crest Investment Corp., Artemis Acquisition Sub Inc. and Archer (incorporated by reference to Exhibit 2.1 to Form 8-K (File No. 001-39668), filed July 29, 2021)

3.1	Amended and Restated Certificate of Incorporation of Archer (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 001-39668), filed September 22, 2021)
3.2	Amended and Restated Bylaws of Archer (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 001-39668), filed February 7, 2023)
4.1*	Description of Archer’s Securities
4.2
Warrant Agreement, dated October 27, 2020, by and between Legacy Archer and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 001-39668), filed November 2, 2020)

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-39668), filed February 10, 2021)
10.2
Amended and Restated Sponsor Letter Agreement, dated as of July 29, 2021, by and among Atlas Crest Investment Corp., Atlas Crest Investment LLC, Legacy Archer, and the individuals named therein (incorporated by reference to Annex D-2 to Registration Statement on Form S-4 (File No. 333-254007), filed August 3, 2021)

10.3†	Archer 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Form 8-K (File No. 001-39668), filed September 22, 2021)
10.4†	Form of Stock Option Grant Package under Archer 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Form 8-K (File No. 001-39668), filed September 22, 2021)
10.5†	Form of RSU Grant Package under Archer 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Form 8-K (File No. 001-39668), filed September 22, 2021)
10.6†	Archer Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-39668), filed June 15, 2022)
10.7†	Form of Stock Option Grant Package under Archer 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to Form 8-K (File No. 001-39668), filed September 22, 2021)
10.8†	Form of RSU Grant Package under Archer 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to Form 8-K (File No. 001-39668), filed September 22, 2021)
10.9†	Form of Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to Form 8-K (File No. 001-39668), filed September 22, 2021)
10.10†	Archer Director Equity Deferral Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 001-39668), filed August 10, 2022)

Exhibit	Description
10.11†	Form of Irrevocable Deferral Election under Archer Director Equity Deferral Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q (File No. 001-39668), filed August 10, 2022)
10.12†	Offer Letter, dated September 16, 2021, by and between Archer and Brett Adcock (incorporated by reference to Exhibit 10.12 to Form 8-K (File No. 001-39668), filed September 22, 2021)
10.13†	Separation Agreement of Brett Adcock, dated April 28, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-39668) filed April 29, 2022)
10.14†	Offer Letter, dated September 16, 2021, by and between Archer and Adam Goldstein (incorporated by reference to Exhibit 10.13 to Form 8-K (File No. 001-39668), filed September 22, 2021)
10.15†
Offer Letter, dated November 19, 2019, by and between Legacy Archer and Tom Muniz (incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-4 (File No. 333-254007) filed August 10, 2021)

10.16†	Offer Letter, dated January 16, 2022, by and between Mark Mesler and Archer (incorporated by reference to Exhibit 10.4 to Form 10-Q (File No. 001-39668) filed May 12, 2022)
10.17†*	Offer Letter, dated May 28, 2021, by and between Tosha Perkins and Archer
10.18
Sublease Agreement, dated July 1, 2020, by and between Aurora Innovation, Inc. and Legacy Archer (incorporated by reference to Exhibit 10.12 to Registration Statement on S-4 (File No. 333-254007), filed August 10, 2021)

10.19
Lease Agreement, dated December 11, 2020, by and between Jack Dymond Lathing Co. and Legacy Archer (incorporated by reference to Exhibit 10.13 to Registration Statement on S-4 (File No. 333-254007), filed August 10, 2021)

10.20
Sublease Agreement, dated March 1, 2020, by and between Delta Mike Enterprises, LLC and Legacy Archer (incorporated by reference to Exhibit 10.14 to Registration Statement on S-4 (File No. 333-254007), filed August 10, 2021)

10.21
Lease Agreement, dated April 14, 2021, by and between NC Investments, LLC and Legacy Archer (incorporated by reference to Exhibit 10.15 to Registration Statement on S-4 (File No. 333-254007), filed August 10, 2021)

10.22††	Sublease Agreement, dated January 14, 2022, between Forescout Technologies, Inc. and Archer (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 001-39668) filed May 12, 2022)
10.23††	Lease Agreement, dated March 9, 2022, between SIR Properties Trust and Archer (incorporated by reference to Exhibit 10.5 to Form 10-Q (File No. 001-39668) filed May 12, 2022)
10.24
Storage/R&D Space License Agreement, dated March 15, 2021, by and between J.V. Lewis Enterprises, Inc. and Legacy Archer (incorporated by reference to Exhibit 10.16 to Registration Statement on S-4 (File No. 333-254007), filed August 10, 2021)

10.25
Warrant to Purchase Shares, dated as of November 6, 2020, by and among FCA US LLC and Legacy Archer (incorporated by reference to Exhibit 10.8 to Registration Statement on S-4 (File No. 333-254007), filed August 10, 2021)

10.26
Warrant to Purchase Shares, dated as of January 29, 2021, by and among United Airlines, Inc. and Archer (incorporated by reference to Exhibit 10.21 to Form 10-K (File No. 001-39668), filed March 14, 2022)

10.27
Amendment No. 1 to Warrant to Purchase Shares, dated August 9, 2022, by and among United Airlines, Inc. and Archer (incorporated by reference to Exhibit 10.1 to form 10-Q (File No. 001-39668), filed November 10, 2022)

10.28
Warrant to Purchase Shares, dated as of February 26, 2021, by and among Mesa Air Group, Inc. and Legacy Archer (incorporated by reference to Exhibit 10.11 to Registration Statement on S-4 (File No. 333-254007), filed August 10, 2021)

10.29
Warrant to Purchase Shares, dated as of July 19, 2021, by and between FCA Italy, S.p.A. and Legacy Archer (incorporated by reference to Exhibit 10.23 to Form 10-K (File No. 001-39668), filed March 14, 2022)

10.30	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-39668), filed February 10, 2021)
10.31
Amended and Restated Registration Rights Agreement, by and between Archer and certain stockholders, dated September 16, 2021 (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-39668), filed September 22, 2021)

Exhibit	Description
10.32
Loan and Security Agreement, dated July 9, 2021, by and among Silicon Valley Bank, in its capacity as administrative agent and collateral agent, Silicon Valley Bank and SVB Innovation Credit Fund VIII, L.P., as lenders, and Legacy Archer (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-4 (File No. 333-254007), filed August 3, 2021)

10.33†	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.26 to Form 8-K (File No. 001-39668), filed September 22, 2021)
10.34†	Form of Change in Control and Severance Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 001-39668) filed May 12, 2022)
10.35	Form of Transaction Support Agreement (incorporated by reference to Annex E to Registration Statement on Form S-4 (File No. 333-254007), filed March 8, 2021)
21.1*	List of Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
24.1*	Power of Attorney (reference is made to the signature page thereto)
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

(c) Financial Statement Schedules

Reference is made to Item 15(a) 2 above.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCHER AVIATION INC.

March 15, 2023	By:	/s/ Mark Mesler
Mark Mesler
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Adam Goldstein and Mark Mesler, and each of them, as his or her true and lawful attorneys-in-fact, proxies and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with any exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact, proxies and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies and agents, or their or his or her substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Adam Goldstein	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2023
Adam Goldstein
/s/ Mark Mesler	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2023
Mark Mesler

/s/ Deborah Diaz	Director	March 15, 2023
Deborah Diaz

/s/ Fred Diaz	Director	March 15, 2023
Fred Diaz

/s/ Oscar Munoz	Director	March 15, 2023
Oscar Munoz

/s/ Barbara J. Pilarski	Director	March 15, 2023
Barbara J. Pilarski
/s/ Maria Pinelli	Director	March 15, 2023
Maria Pinelli

/s/ Michael Spellacy	Director	March 15, 2023
Michael Spellacy