Form 10-Q
period 2023-03-31
Archer Aviation Inc.
filed 2023-05-11
CIK 1824502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 5, 2023, the number of shares of the registrant’s Class A common stock outstanding was 184,792,680, and the number of shares of the registrant’s Class B common stock outstanding was 62,654,781.

Archer Aviation Inc.
For 10-Q
For the Quarterly Period Ended March 31, 2023

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements. All statements, other than statements of present or historical fact, included or incorporated by reference in this Quarterly Report regarding our future financial performance, as well as our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would,” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2023 (the “Annual Report”). Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, the Annual Report, and other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. Moreover, new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks and uncertainties, the future events and circumstances discussed in this Quarterly Report and the Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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
ii

Part I - Financial Information
Item 1. Financial Statements
Archer Aviation Inc.
Consolidated Condensed Balance Sheets
(In millions, except share and per share data; unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$299.2	$69.4
Restricted cash	7.2	2.9
Short-term investments	150.7	461.8
Prepaid expenses	6.7	9.8
Other current assets	2.1	1.6
Total current assets	465.9	545.5
Property and equipment, net	24.7	11.5
Intangible assets, net	0.4	0.4
Right-of-use assets	10.7	11.9
Other long-term assets	4.2	4.5
Total assets	$505.9	$573.8
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6.4	$3.6
Current portion of lease liabilities	3.1	3.7
Current portion of notes payable	7.0	9.3
Accrued expenses and other current liabilities	47.5	36.7
Total current liabilities	64.0	53.3
Lease liabilities, net of current portion	8.8	9.2
Warrant liabilities	12.0	7.0
Other long-term liabilities	11.0	11.0
Total liabilities	95.8	80.5
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 700,000,000 shares authorized; 181,872,410 and 177,900,738 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Class B common stock, $0.0001 par value; 300,000,000 shares authorized; 61,721,387 and 63,738,197 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	1,214.2	1,185.0
Accumulated deficit	(804.0)	(690.9)
Accumulated other comprehensive loss	(0.1)	(0.8)
Total stockholders’ equity	410.1	493.3
Total liabilities and stockholders’ equity	$505.9	$573.8
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Operations
(In millions, except share and per share data; unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses
Research and development	$65.8	$27.5
General and administrative	44.1	37.8
Other warrant expense	2.1	—
Total operating expenses	112.0	65.3
Loss from operations	(112.0)	(65.3)
Other (expense) income, net	(2.7)	6.5
Interest income (expense), net	1.6	(0.4)
Loss before income taxes	(113.1)	(59.2)
Net loss	$(113.1)	$(59.2)

Net loss per share, basic and diluted	$(0.46)	$(0.25)
Weighted-average shares outstanding, basic and diluted	247,274,541	239,802,805
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Comprehensive Loss
(In millions; unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(113.1)	$(59.2)
Other comprehensive loss:
Unrealized gain on available-for-sale securities, net of tax	0.7	—
Comprehensive loss	$(112.4)	$(59.2)
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In millions, except share data; unaudited)

	Common Stock				Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Class A		Class B			Accumulated Deficit		Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	177,900,738	$—	63,738,197	$—	$1,185.0	$(690.9)	$(0.8)	$493.3
Conversion of Class B common stock to Class A common stock	2,250,000	—	(2,250,000)	—	—	—	—	—
Issuance of restricted stock units and restricted stock expense	2,191,898	—	—	—	18.8	—	—	18.8
Exercise of stock options	316,116	—	233,190	—	0.1	—	—	0.1
Issuance of warrants and warrant expense	—	—	—	—	6.3	—	—	6.3
Common stock withheld related to net share settlement of equity awards	(786,342)	—	—	—	(2.3)	—	—	(2.3)
Stock-based compensation	—	—	—	—	6.3	—	—	6.3
Net loss	—	—	—	—	—	(113.1)	—	(113.1)
Other comprehensive income	—	—	—	—	—	—	0.7	0.7
Balance as of March 31, 2023	181,872,410	$—	61,721,387	$—	$1,214.2	$(804.0)	$(0.1)	$410.1

	Common Stock				Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Class A		Class B			Accumulated Deficit		Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	162,789,591	$—	74,937,945	$—	$1,072.5	$(373.6)	$—	$698.9
Conversion of Class B common stock to Class A common stock	1,757,980	—	(1,757,980)	—	—	—	—	—
Issuance of restricted stock units and restricted stock expense	300,014	—	—	—	16.0	—	—	16.0
Exercise of stock options	353,640	—	399,621	—	0.1	—	—	0.1
Issuance of warrants and warrant expense	—	—	—	—	1.2	—	—	1.2
Stock-based compensation	—	—	—	—	6.7	—	—	6.7
Net loss	—	—	—	—	—	(59.2)	—	(59.2)
Balance as of March 31, 2022	165,201,225	$—	73,579,586	$—	$1,096.5	$(432.8)	$—	$663.7
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Cash Flows
(In millions; unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(113.1)	$(59.2)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other	1.0	0.6
Debt discount and issuance cost amortization	0.2	0.2
Stock-based compensation	25.7	24.5
Change in fair value of warrant liabilities and other warrant costs	5.0	(6.6)
Non-cash lease expense	1.4	0.9
Research and development warrant expense	4.2	1.2
Other warrant expense	2.1	—
Interest income on short-term investments	(0.2)	—
Accretion and amortization income of short-term investments	(2.0)	—
Changes in operating assets and liabilities:
Prepaid expenses	3.0	(1.7)
Other current assets	(0.3)	(0.1)
Other long-term assets	(0.6)	0.6
Accounts payable	2.5	(1.6)
Accrued expenses and other current liabilities	8.9	5.3
Operating lease right-of-use assets and lease liabilities, net	(1.2)	(0.9)
Other long-term liabilities	(0.3)	—
Net cash used in operating activities	(63.7)	(36.8)
Cash flows from investing activities
Proceeds from maturities of short-term investments	314.0	—
Purchase of property and equipment	(11.4)	(0.6)
Net cash provided by (used in) investing activities	302.6	(0.6)
Cash flows from financing activities
Repayment of long-term debt	(2.5)	(2.5)
Payments for taxes related to net share settlement of equity awards	(2.3)	—
Proceeds from exercise of stock options	—	0.1
Net cash used in financing activities	(4.8)	(2.4)
Net increase (decrease) in cash, cash equivalents, and restricted cash	234.1	(39.8)
Cash, cash equivalents, and restricted cash, beginning of period	72.3	746.9
Cash, cash equivalents, and restricted cash, end of period	$306.4	$707.1
Supplemental Cash Flow Information:
Cash paid for interest	$0.3	$0.3
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$5.8	$0.1
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
Note 2 - Liquidity and Going Concern
Since the Company’s formation, the Company has devoted substantial effort and capital resources to the design and development of its planned eVTOL aircraft and UAM network. Funding of these activities has primarily been through the net proceeds received from the issuance of related and third-party debt (Note 6), and the sale of preferred and common stock to related and third parties (Note 8). Through March 31, 2023, the Company has incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $804.0 million. As of March 31, 2023, the Company had cash and cash equivalents of $299.2 million and short-term investments in marketable securities of $150.7 million, which management believes will be sufficient to fund the Company’s current operating plan for at least the next 12 months from the date these consolidated condensed financial statements were issued.
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
Note 3 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of financial position, results of operations, and cash flows for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated condensed financial statements should be read in conjunction with the Company’s audited

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
consolidated financial statements as of and for the fiscal year ended December 31, 2022 set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2023. The December 31, 2022 consolidated condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
The Company has provided a discussion of significant accounting policies, estimates, and judgments in the Company’s audited consolidated financial statements. There have been no changes to the Company’s significant accounting policies since December 31, 2022 which are expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

Cash, Cash Equivalents, and Restricted Cash
Cash consists of cash on deposit with financial institutions. Cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of three months or less from the date of purchase. As of March 31, 2023 and December 31, 2022, the Company’s cash and cash equivalents included money market funds of $181.7 million and $4.4 million, respectively.
Restricted cash consists primarily of cash held as security for the Company’s standby letters of credit. Refer to Note 7 - Commitments and Contingencies for further details.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated condensed balance sheets that sum to amounts reported on the statements of cash flows:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$299.2	$69.4
Restricted cash	7.2	2.9
Total cash, cash equivalents, and restricted cash	$306.4	$72.3

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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in millions):

	As of March 31, 2023
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market funds	$181.7	$—	$—	$181.7
Short-Term Investments:
U.S. Treasury securities	$108.8	$—	$—	$108.8
Commercial paper	$—	$41.9	$—	$41.9

Liabilities:
Warrant Liability – Public Warrants	$7.4	$—	$—	$7.4
Warrant Liability – Private Placement Warrants	$—	$—	$4.6	$4.6

	As of December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market funds	$4.4	$—	$—	$4.4
Short-Term Investments:
U.S. Treasury securities	$316.6	$—	$—	$316.6
Corporate debt securities	$—	$20.1	$—	$20.1
Commercial paper	$—	$125.1	$—	$125.1

Liabilities:
Warrant Liability – Public Warrants	$4.5	$—	$—	$4.5
Warrant Liability – Private Placement Warrants	$—	$—	$2.5	$2.5

Cash Equivalents

The Company’s cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of three months or less from the date of purchase. The Company classifies its money market funds as Level 1, because they are valued based on quoted market prices in active markets.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
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

The following table presents a summary of the Company’s cash equivalents and short-term investments as of March 31, 2023 and December 31, 2022 (in millions):

	As of March 31, 2023
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash Equivalents:
Money market funds	$181.7	$—	$—	$181.7
Short-Term Investments:
U.S. Treasury securities	108.9	—	(0.1)	108.8
Commercial paper	41.9	—	—	41.9
Total	$332.5	$—	$(0.1)	$332.4

	As of December 31, 2022
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash Equivalents:
Money market funds	$4.4	$—	$—	$4.4
Short-Term Investments:
U.S. Treasury securities	317.4	—	(0.8)	316.6
Corporate debt securities	20.1	—	—	20.1
Commercial paper	125.1	—	—	125.1
Total	$467.0	$—	$(0.8)	$466.2

The unrealized losses related to the Company’s short-term investments were primarily due to changes in interest rates and not due to increased credit risk or other valuation concerns. During the three months ended March 31, 2023, the Company had no other-than-temporary impairments.

Public Warrants

The measurement of the public warrants as of March 31, 2023 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “ACHR WS.” The quoted price of the public warrants was $0.43 per warrant as of March 31, 2023.
Private Placement Warrants
The Company utilizes a Monte Carlo simulation model for the private placement warrants at each reporting period, with changes in fair value recognized in the consolidated condensed statements of operations. The estimated fair value of the private placement warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model and Monte Carlo simulation model are assumptions related to expected share-price volatility, expected life, risk-free interest rate, and dividend yield.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
The key inputs into the Monte Carlo simulation model for the private placement warrants are as follows:

Input	March 31, 2023	December 31, 2022
Stock price	$2.86	$1.87
Strike price	$11.50	$11.50
Dividend yield	0.00%	0.00%
Term (in years)	3.46	3.71
Volatility	71.2%	75.0%
Risk-free rate	3.76%	4.14%
The following table presents the change in fair value of the Company’s Level 3 private placement warrants during the three months ended March 31, 2023 (in millions):

Balance as of December 31, 2022	$2.5
Change in fair value	2.1
Balance as of March 31, 2023	$4.6

In connection with changes in the fair value of the Company’s public and private placement warrants, the Company recognized a loss of $5.0 million within other (expense) income, net in the consolidated condensed statement of operations during the three months ended March 31, 2023. Refer to Note 12 - Liability Classified Warrants for additional information about the public and private placement warrants.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Certain financial instruments, including debt, are not measured at fair value on a recurring basis in the consolidated condensed balance sheets. The fair value of debt as of March 31, 2023 approximates its carrying value (Level 2). Refer to Note 6 - Notes Payable for additional information.
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
As of each of March 31, 2023 and December 31, 2022, the net carrying amounts for domain names were $0.4 million recorded in the Company’s consolidated condensed balance sheets.

Cloud Computing Arrangements

The Company capitalizes certain implementation costs incurred in the application development stage of projects related to its cloud computing arrangements that are service contracts. Capitalized implementation costs are recognized in other long-term assets in the consolidated condensed balance sheets and amortized on a straight-line basis over the fixed, noncancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. Costs related to preliminary project activities

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
and post-implementation activities are expensed as incurred. As of each of March 31, 2023 and December 31, 2022, the net carrying amounts of the Company’s capitalized cloud computing implementation costs were $3.7 million.

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
The following table presents the number of antidilutive shares excluded from the calculation of diluted net loss per share:

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	4,722,137	8,604,636
Unvested restricted stock units	44,265,187	38,662,368
Warrants	43,347,301	32,268,677
Shares issuable under the Employee Stock Purchase Plan (Note 9)	641,727	—
Total	92,976,352	79,535,681
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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
on its financial statements and related disclosures.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s financial statements.
Note 4 - Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	March 31, 2023	December 31, 2022
Furniture, fixtures, and equipment	$1.9	$1.5
Computer hardware	4.8	4.5
Computer software	0.7	0.7
Website design	0.8	0.7
Leasehold improvements	3.2	2.9
Construction in progress	17.8	4.8
Total property and equipment	29.2	15.1
Less: Accumulated depreciation	(4.5)	(3.6)
Total property and equipment, net	$24.7	$11.5
Construction in progress includes costs incurred for leasehold improvements and other assets that have not yet been placed in service.
The following table presents depreciation expense included in each respective expense category in the consolidated condensed statements of operations (in millions):

	Three Months Ended March 31,
	2023	2022
Research and development	$0.7	$0.4
General and administrative	0.2	0.2
Total depreciation expense	$0.9	$0.6
Note 5 - Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	March 31, 2023	December 31, 2022
Accrued professional fees	$28.0	$17.2
Accrued employee costs	7.6	7.8
Accrued parts and materials	4.0	5.2
Taxes payable	0.3	0.3
Accrued capital expenditures	5.3	2.9
Accrued cloud computing implementation costs	1.3	2.0
Accrued marketing fees	—	0.2
Other current liabilities	1.0	1.1
Total	$47.5	$36.7

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Note 6 - Notes Payable
Long-term notes payable consisted of the following (in millions):

	March 31, 2023	December 31, 2022
Silicon Valley Bank (“SVB”) Term Loans	$7.5	$10.0
Term Loans unamortized discount and loan issuance costs	(0.5)	(0.7)
Total debt, net of discount and loan issuance costs	7.0	9.3
Less current portion, net of discount and loan issuance costs	(7.0)	(9.3)
Total long-term notes payable, net of discount and loan issuance costs	$—	$—

SVB Loan
On July 9, 2021, the Company, as the borrower, entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with SVB and SVB Innovation Credit Fund VIII, L.P. (“SVB Innovation”) as the lenders, and SVB as the collateral agent. The total principal amount of the loans is $20.0 million (the “Term Loans”), and all obligations due under the Term Loans are collateralized by all of the Company’s right, title, and interest in and to its specified personal property in favor of the collateral agent. The Term Loans include events of default and covenant provisions, whereby accelerated repayment may result if the Company were to default. On January 1, 2022, the Company began repaying the Term Loans, which are payable in 24 equal monthly installments, including principal and interest. The interest rate on the loans is a floating rate per annum equal to the greater of (i) 8.5% and (ii) the Prime Rate plus the Prime Rate Margin (each as defined in the Loan and Security Agreement), which increases by 2% per annum upon the occurrence of an event of default. For the three months ended March 31, 2023 and 2022, the Company recognized interest expense of $0.3 million and $0.4 million, respectively.
Additionally, in conjunction with the issuance of the Term Loans, the Company issued 366,140 warrants to SVB and 366,140 warrants to SVB Innovation, totaling 732,280 warrants. The Company issued the warrants to the lenders as consideration for entering into the Term Loans, representing a loan issuance fee. Each warrant provides SVB and SVB Innovation with the right to purchase one share of the Company’s Class A common stock. The Company recorded the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized as a gain or loss in the Company’s consolidated condensed statements of operations. The initial offsetting entry to the warrant liability was a debt discount recorded to reflect the loan issuance fee. See Note 12 - Liability Classified Warrants for further details. Effective March 27, 2023, the Term Loans and warrants were assigned to and assumed by First-Citizens Bank & Trust Company on the original terms and conditions of the financial instruments.

Upon the closing of the business combination between the Company, Atlas Crest Investment Corp. (“Atlas”) and Artemis Acquisition Sub Inc. (the “Business Combination”) on September 16, 2021 (the “Closing Date”), the SVB warrants became public warrants. The subsequent measurement of the SVB warrants as of March 31, 2023 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “ACHR WS.” The quoted price of the public warrants was $0.43 as of March 31, 2023.
During each of the three months ended March 31, 2023 and 2022, the Company recognized interest expense of $0.2 million related to the amortization of the discount and issuance costs. The unamortized balance of the discount and issuance costs was $0.5 million as of March 31, 2023.
The future scheduled principal maturities of notes payable as of March 31, 2023 are as follows (in millions):

Remaining 2023	$7.5
$7.5

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Note 7 - Commitments and Contingencies
Operating Leases
The Company leases office, lab, hangar, and storage facilities under various operating lease agreements with lease periods expiring between 2023 and 2030 and generally containing periodic rent increases and various renewal and termination options.
The Company’s lease costs were as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$1.8	$1.1
The Company’s weighted-average remaining lease term and discount rate as of March 31, 2023 and 2022 were as follows:

	2023	2022
Weighted-average remaining lease term (in months)	48	43
Weighted-average discount rate	13.94%	11.36%
The minimum aggregate future obligations under the Company’s non-cancelable operating leases as of March 31, 2023 were as follows (in millions):

Remaining 2023	$3.3
2024	5.3
2025	4.9
2026	4.5
2027	2.1
Thereafter	6.7
Total future lease payments	26.8
Less: leasehold improvement allowance	(6.0)
Total net future lease payments	20.8
Less: imputed interest	(8.9)
Present value of future lease payments	$11.9
Supplemental cash flow information and non-cash activities related to right-of-use assets and lease liabilities were as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Operating cash outflows from operating leases	$1.6	$0.9
Operating lease liabilities from obtaining right-of-use assets	$0.1	$8.6

Finance Lease
In February 2023, the Company entered into a lease arrangement with the Newton County Industrial Development Authority (the “Authority”) for the Company’s manufacturing facilities to be constructed in Covington, Georgia. In connection with the lease arrangement, the Authority issued a taxable revenue bond (the “Bond”), which was acquired by the Company. The arrangement is structured so that the Company’s lease payments to the Authority equal and offset the Authority’s bond

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
payments to the Company. Accordingly, the Company offsets the finance lease obligation and the Bond on its consolidated condensed balance sheets.

Letters of Credit
On February 28, 2023, in conjunction with a project agreement the Company entered into with the City of Covington and the Authority for the Company’s manufacturing facilities to be constructed in Covington, Georgia, the Company entered into a standby letter of credit in the amount of $3.5 million in favor of the City of Covington, to guarantee certain performance obligations. The standby letter of credit expires on March 31, 2035.
As of March 31, 2023, the Company had standby letters of credit in the aggregate outstanding amount of $6.2 million, secured with restricted cash.
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
On January 19, 2022, the Company filed a motion for judgment on the pleadings to dismiss two of Wisk’s asserted patents as invalid, which the District Court granted on April 19, 2022. The District Court separately ordered Wisk to narrow its trade secret case to 10 of the 52 alleged trade secrets and its patent case to eight claims across all patents that remain in the case. Wisk has now narrowed its claims as ordered. The deadline for filing motions for summary judgment and motions to exclude expert evidence was on March 19, 2023, and both parties have filed motions for the court’s consideration. The District Court is scheduled to hear oral arguments on those motions on May 12, 2023. A trial on Wisk’s claims and the Company’s counterclaims is currently scheduled to begin on August 14, 2023.
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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Note 8 - Preferred and Common Stock
Preferred Stock
As of March 31, 2023, no shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.

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
Dividends
Holders of Class A common stock and Class B common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefor. No dividends on common stock have been declared by the Company’s board of directors through March 31, 2023, and the Company does not expect to pay dividends in the foreseeable future.
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
During the three months ended March 31, 2023 and 2022, 2,250,000 and 1,757,980 shares of Class B common stock were converted into Class A common stock, respectively.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
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
Note 9 - Stock-Based Compensation
Amended and Restated 2021 Plan
In August 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which was approved by the stockholders of the Company in September 2021 and became effective immediately upon the closing of the Business Combination. In April 2022, the Company amended and restated the 2021 Plan (the “Amended and Restated 2021 Plan”), which was approved by the stockholders of the Company in June 2022. The aggregate number of shares of Class A common stock that may be issued under the plan increased to 34,175,708. In addition, the number of shares of Class A common stock reserved for issuance under the Amended and Restated 2021 Plan will automatically increase on January 1st of each year following this amendment, starting on January 1, 2023 and ending on (and including) January 1, 2031, in an amount equal to the lesser of (1) 5.0% of the total number of shares of Class A and Class B common stock outstanding on December 31 of the preceding year, or (2) a lesser number of shares of Class A common stock determined by the board of directors prior to the date of the increase. In accordance therewith, the number of shares of Class A common stock reserved for issuance under the Amended and Restated 2021 Plan increased by 12,292,155 shares on January 1, 2023. The Amended and Restated 2021 Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, and other awards to employees, directors, and non-employees.

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

Employee Stock Purchase Plan

In August 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately upon the closing of the Business Combination. The ESPP permits eligible employees to purchase shares of Class A common stock at a price equal to 85% of the lower of the fair market value of Class A common stock on the first day of an offering or on the date of purchase. Additionally, the number of shares of Class A common stock reserved for issuance under the ESPP will automatically increase on January 1st of each year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by the lesser of (i) 1.0% of the total number of shares of Class A common stock outstanding on December 31 of the preceding year; (ii) 9,938,118 shares of Class A common stock; or (iii) a lesser number of shares of Class A common stock determined by the board of directors prior to the date of the increase. In accordance therewith, the number of shares of Class A common stock reserved for issuance under the ESPP increased by 1,809,383 on January 1, 2023, and the maximum number of shares available for issuance under the ESPP was 8,406,337 as of March 31, 2023.

The Company currently offers six-month offering periods, and at the end of each offering period, which occurs every six months on May 31 and November 30, employees can elect to purchase shares of the Company’s Class A common stock with contributions of up to 15% of their base pay, accumulated via payroll deductions, subject to certain limitations.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
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

During the three months ended March 31, 2023, the Company recognized stock-based compensation expense of $0.3 million for the ESPP.

As of March 31, 2023, the total remaining stock-based compensation expense was $0.2 million for the ESPP, which is expected to be recognized over the current six-month offering period until May 31, 2023.

Annual Equity Awards
Subject to the achievement of certain performance goals established by the Company from time to time, the Company’s employees are eligible to receive an annual incentive bonus that will entitle them to an annual grant of a number of restricted stock units (“RSUs”) determined by dividing the annual bonus target amount by the closing price of the Company’s Class A common stock on the date of grant. The RSUs will be fully vested on the date of grant. Furthermore, all the annual equity awards are contingent and issued only upon approval by the Company’s board of directors or the compensation committee. During the three months ended March 31, 2023, the Company recognized stock-based compensation expense of $2.9 million related to these annual equity awards.

Stock Options
A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2023	5,335,974	$0.12	7.66	$9.4
Exercised	(549,306)	$0.12		$1.4
Expired/forfeited	(64,531)	$0.09
Outstanding as of March 31, 2023	4,722,137	$0.12	7.41	$13.0
Exercisable as of March 31, 2023	1,134,536	$0.13	7.51	$3.1
Vested and expected to vest as of March 31, 2023	4,722,137	$0.12	7.41	$13.0
The Company recognized stock-based compensation expense of $0.7 million and $1.0 million for stock options for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, the total remaining stock-based compensation expense for unvested stock options was $7.6 million, which is expected to be recognized over a weighted-average period of 1.0 year.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Restricted Stock Units
A summary of the Company’s RSU activity is as follows:

	Number of Shares	Weighted Average Grant Price
Outstanding as of January 1, 2023	43,146,632	$5.72
Granted	1,624,404	$2.61
Vested	(2,192,113)	$3.76
Forfeited	(188,736)	$5.68
Outstanding as of March 31, 2023	42,390,187	$5.70
During the three months ended March 31, 2023, the Company granted 998,364 RSUs under the Amended and Restated 2021 Plan, representing the quarterly equity awards for the Company’s fourth fiscal quarter of 2022. The RSUs were fully vested on the date of grant and settled in Class A common stock on a one-for-one basis. In addition, the Company granted 626,040 RSUs under the Amended and Restated 2021 Plan, which generally vest over a three- or four-year period with a one-year cliff and remain subject to forfeiture if vesting conditions are not met. Upon vesting, RSUs are settled in Class A common stock on a one-for-one basis. The shares of Class A common stock underlying RSU grants are not issued and outstanding until the applicable vesting date.

Immediately prior to closing of the Business Combination, each of the Company’s founders was granted 20,009,224 RSUs under the 2019 Plan (the “Founder Grants”) pursuant to the terms and conditions of the business combination agreement, dated February 10, 2021, as amended and restated on July 29, 2021 (the “Business Combination Agreement”). Considering each of the founder’s existing equity ownership and assuming the Founder Grants fully vest, it would result in each of the founders owning approximately 18% of all outstanding shares of the Total Outstanding Capitalization of the Company (as defined in the Business Combination Agreement). One-quarter of each Founder Grant vests upon the achievement of the earlier to occur of (i) a price-based milestone or (ii) a performance-based milestone, with a different set of such price and performance-based milestones applying to each quarter of each Founder Grant and so long as the achievement occurs within seven years following the closing of the Business Combination.

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

For each of the three months ended March 31, 2023 and 2022, the Company recorded $16.0 million of stock-based compensation expense for the amortized portion of the market award for the remaining three tranches in general and administrative expenses in the consolidated condensed statements of operations.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
For the three months ended March 31, 2023 and 2022, the Company recorded $5.3 million and $5.7 million of stock-based compensation expense, respectively, related to RSUs (excluding the Founder Grants).

As of March 31, 2023, the total remaining stock-based compensation expense for unvested RSUs (including the Founder Grants) was $242.3 million, which is expected to be recognized over a weighted-average period of 1.4 years.

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
The following table presents stock-based compensation expense included in each respective expense category in the consolidated condensed statements of operations (in millions):

	Three Months Ended March 31,
	2023	2022
Research and development	$6.7	$5.4
General and administrative	19.0	19.1
Total stock-based compensation expense	$25.7	$24.5

Warrants
A summary of the Company’s warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2023	8,736,599	$0.01	7.84	$16.3
Issued	15,000,000	$0.01
Outstanding as of March 31, 2023	23,736,599	$0.01	5.81	$67.6
Vested and exercisable as of March 31, 2023	5,788,245	$0.01	6.45	$16.5
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
On August 9, 2022, the Company entered into Amendment No. 1 to the United Purchase Agreement (the “Amended United Purchase Agreement”) and Amendment No. 1 to the United Warrant Agreement (the “Amended United Warrant Agreement”). In association with the Amended United Purchase Agreement, the Company received a $10.0 million pre-delivery payment from United for 100 of the Company’s aircraft (the “Pre-Delivery Payment”), which was recognized as a contract liability in

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
other long-term liabilities in the Company’s consolidated condensed balance sheets. Pursuant to the Amended United Warrant Agreement, the vesting condition of the fourth milestone of the United Warrant Agreement was modified, and the warrants now vest in four installments in accordance with the following sub-milestones: (i) 737,088 warrants vested upon receipt by the Company of the Pre-Delivery Payment on August 9, 2022; (ii) 2,211,264 warrants vested on February 9, 2023 upon the six-month anniversary of the amendment date; (iii) 3,685.45 warrants shall vest upon the acceptance and delivery of each of the Company’s 160 aircraft; and (iv) 22,112.65 warrants shall vest upon the acceptance and delivery of each of the Company’s 40 aircraft.
The Company accounts for the Amended United Purchase Agreement and the United Collaboration Agreement under ASC 606, Revenue from Contracts with Customers. The Company identified the sale of each aircraft ordered by United as a separate performance obligation in the contract. As the performance obligations have not been satisfied, the Company has not recognized any revenue as of March 31, 2023.
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
For the three months ended March 31, 2023, the Company recorded $2.1 million in other warrant expense in the consolidated condensed statement of operations related to the second sub-milestone under the fourth milestone, and a total of 2,211,264 warrants vested from achievement of this milestone. There was no other warrant expense recognized for the three months ended March 31, 2022.

Stellantis N.V.
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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
“Stellantis Forward Purchase Agreement”) and a warrant agreement (the “Stellantis Warrant Agreement”) with Stellantis on January 3, 2023.
Under the terms of the Stellantis Forward Purchase Agreement, the Company may elect, in the Company’s sole discretion, to issue and sell to Stellantis up to $150.0 million of shares of the Company’s Class A common stock, following the satisfaction of certain Milestones (as defined in the Stellantis Forward Purchase Agreement) and pursuant to the terms and conditions of the Stellantis Forward Purchase Agreement. As the Company does not have an obligation rather an election to require Stellantis to purchase shares at a future date, the Company will recognize the share issuance when it elects to issue and sell shares to Stellantis.
Under the terms of the Stellantis Warrant Agreement, Stellantis is entitled to purchase up to 15.0 million of shares of the Company’s Class A common stock, at an exercise price of $0.01 per share (the “Stellantis Warrant”). The warrant will vest and become exercisable in three equal tranches upon 12, 24 and 36 months of the grant date, provided that either (i) the performance by Stellantis of certain undertakings set forth in the Stellantis Collaboration Agreement or (ii) the VWAP (as defined in the Stellantis Warrant Agreement) for the Class A common stock exceeding certain specified amounts. Pursuant to the terms and conditions of the Stellantis Collaboration Agreement, Stellantis is deemed to have performed the undertakings if the Stellantis Collaboration Agreement has not been terminated by the Company as of the specified vesting date for each tranche.
As the Company is currently in pre-revenue stage and is not generating any revenue from the Stellantis Collaboration Agreement, all costs incurred with third parties are recorded based on the nature of the costs incurred. The Company accounts for the warrant in accordance with the provisions of ASC 718. The grant date fair value of each warrant was determined to be $1.93, which was the stock price of the Company’s Class A common stock on January 3, 2023. For each tranche of the warrant, the Company will recognize compensation costs as the related services are received from Stellantis on a straight-line basis over the associated service period. During the three months ended March 31, 2023, the Company recorded $4.2 million of research and development expense in the consolidated condensed statements of operations in connection with the Stellantis Collaboration Agreement.
Note 10 - Income Taxes
The Company recognized zero income tax expense for each of the three months ended March 31, 2023 and 2022, resulting in an effective tax rate of 0%. The effective tax rate is different from the federal statutory tax rate primarily due to a full valuation allowance against deferred tax assets.
In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Based upon the analysis of federal and state deferred tax balances, future tax projections, and the Company’s lack of taxable income in the carryback period, the Company recorded a full valuation allowance against the federal and state deferred tax assets as of March 31, 2023 and 2022.
Note 11 - 401(k) Savings Plan
The Company maintains a 401(k) savings plan for the benefit of its employees. The Company makes matching contributions equal to 50% of each employee contribution, subject to the maximum amount established by the Internal Revenue Service. All current employees are eligible to participate in the 401(k) savings plan. The Company’s matching contributions were approximately $0.9 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.
Note 12 - Liability Classified Warrants
As of March 31, 2023, there were 17,398,947 public warrants outstanding. Public warrants may only be exercised for a whole number of shares. No fractional shares are issued upon exercise of the public warrants. The public warrants became exercisable on October 30, 2021, 12 months after the closing of the initial public offering of Atlas, the predecessor of Archer. The public warrants will expire five years from the consummation of the Business Combination or earlier upon redemption or liquidation.

Once the public warrants become exercisable, the Company may redeem the public warrants for redemption:

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)

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

As of March 31, 2023, there were 8,000,000 private placement warrants outstanding. The private placement warrants are identical to the public warrants underlying the shares sold in the initial public offering of Atlas, except that the private placement warrants and the shares of Class A common stock issuable upon the exercise of the private placement warrants became transferable, assignable, and salable on October 16, 2021, 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report includes forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. See the section titled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those set forth in Part I, Item 1A, “Risk Factors” in our Annual Report. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report and the audited financial statements as of and for the year ended December 31, 2022 set forth in our Annual Report.
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

Midnight is designed to carry 4 passengers plus a pilot up to 100 miles at speeds up to 150 miles per hour, but is optimized for back-to-back short distance trips of around 20-miles, with a charging time of approximately 10 minutes between trips. We are working to certify Midnight with the Federal Aviation Administration (“FAA”) in late 2024 so that we can then enter into commercial service in 2025.

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

Archer Direct

We also plan to selectively sell a certain amount of our eVTOL aircraft to third parties. We have entered into a purchase agreement (as further amended, the “United Purchase Agreement”) with United Airlines, Inc. (“United”) for the conditional purchase of up to $1 billion worth of aircraft, with an option for another $500.0 million worth of aircraft.

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

At this time, we are unable to estimate the costs of defending the ongoing Wisk Aero LLC (“Wisk”) litigation or any potential settlement or award of damages related thereto and thus, we have not established any related reserves. For a description of our material pending legal proceedings, see Note 7 - Commitments and Contingencies of the notes to the consolidated condensed financial statements.

Other Warrant Expense

Other warrant expense consists entirely of non-cash expense related to the vesting of warrants issued in conjunction with the execution of the United Purchase Agreement and the United Warrant Agreement.

Other (Expense) Income, Net

Other (expense) income, net consists of miscellaneous income and expense items, including the change in fair value of our warrant liabilities.

Interest Income (Expense), Net

Interest income (expense), net primarily consists of interest income from our cash and cash equivalents and short-term investments in marketable securities, net of interest on notes payable.

Results of Operations
The following tables set forth our consolidated condensed statements of operations for the periods indicated:

	Three Months Ended March 31,
	2023	2022	Change $	Change %
	(In millions)
Operating expenses:
Research and development (1)	$65.8	$27.5	$38.3	139%
General and administrative (1)	44.1	37.8	6.3	17%
Other warrant expense	2.1	—	2.1	100%
Total operating expenses	112.0	65.3	46.7	72%
Loss from operations	(112.0)	(65.3)	(46.7)	72%
Other (expense) income, net	(2.7)	6.5	(9.2)	(142)%
Interest income (expense), net	1.6	(0.4)	2.0	500%
Loss before income taxes	(113.1)	(59.2)	(53.9)	91%
Net loss	$(113.1)	$(59.2)	$(53.9)	91%

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Research and development	$6.7	$5.4
General and administrative	19.0	19.1
Total stock-based compensation expense	$25.7	$24.5

Comparison of the Three Months Ended March 31, 2023 and 2022

Research and Development

Research and development expenses increased by $38.3 million, or 139%, for the three months ended March 31, 2023, compared to the same period ended March 31, 2022, as we invested in people and materials to advance our technology development. Specifically, the increase was primarily due to an increase of $20.3 million in costs related to professional services and tools and materials to support our increased research and development activities, an increase of $10.9 million in personnel-related expenses due to a significant increase in our workforce from the prior year period and an increase of $3.0 million in warrant expenses related to the warrants issued to Stellantis N.V. (“Stellantis”) in connection with the manufacturing and collaboration agreement between us and Stellantis. See Note 9 - Stock-Based Compensation for further details on our warrants.

General and Administrative

General and administrative expenses increased by $6.3 million, or 17%, for the three months ended March 31, 2023, compared to the same period ended March 31, 2022. The increase was primarily due to an increase of $5.9 million in professional service expenses mainly due to legal fees and expenses.

Other Warrant Expense

Other warrant expense increased by $2.1 million, or 100%, for the three months ended March 31, 2023, compared to the same period ended March 31, 2022. The increase was due to the vesting of United warrants associated with specific milestones. See Note 9 - Stock-Based Compensation for further details on our other warrant expense.

Other (Expense) Income, Net

Other (expense) income, net decreased by $9.2 million, or 142%, for the three months ended March 31, 2023, compared to the same period ended March 31, 2022, primarily due to changes in fair value of our warrant liabilities. See Note 3 - Summary of Significant Accounting Policies.

Interest Income (Expense), Net
Interest income (expense), net increased by $2.0 million, or 500%, for the three months ended March 31, 2023, compared to the same period ended March 31, 2022, primarily due to interest income from our cash and cash equivalents and short-term investments in marketable securities.

Liquidity and Capital Resources

As of March 31, 2023, our principal sources of liquidity were cash and cash equivalents of $299.2 million and short-term investments in marketable securities of $150.7 million. We have incurred net losses since our inception and to date have not generated any revenues. We expect to incur additional losses and higher operating expenses for the foreseeable future. We believe that our existing cash and cash equivalents will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements.
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
The following includes our short-term and long-term material cash requirements from known contractual obligations as of March 31, 2023:
Notes Payable
We have short-term debt obligations of $7.5 million. See Note 6 - Notes Payable to the consolidated condensed financial statements for further details on our debt.
Leases
We lease office, lab, hangar, and storage facilities in the normal course of business. Under our operating leases as noted in Note 7 - Commitments and Contingencies to the consolidated condensed financial statements, we have current obligations of $4.7 million and long-term obligations of $22.1 million.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Net cash used in operating activities	$(63.7)	$(36.8)
Net cash provided by (used in) investing activities	$302.6	$(0.6)
Net cash used in financing activities	$(4.8)	$(2.4)
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

Net cash used in operating activities during the three months ended March 31, 2023 was $63.7 million, resulting from a net loss of $113.1 million, adjusted for non-cash items consisting primarily of $25.7 million in stock-based compensation primarily related to the 20,009,224 restricted stock units granted to the founders under the 2019 Equity Incentive Plan (the “Founder Grants”), a loss of $5.0 million due to a change in fair value of our warrant liabilities, $4.2 million of research and development warrant expenses related to the warrants issued to Stellantis, and $2.1 million in other warrant expense related to the United warrants (see Note 9 - Stock-Based Compensation), partially offset by a $2.0 million accretion and amortization income of our short-term investments. The net cash provided by changes in our net operating assets and liabilities of $12.0 million was primarily related to a $8.9 million increase in accrued expenses and other current liabilities mainly due to professional service fees and expenses and a $3.0 million decrease in prepaid expenses, primarily due to amortization of the directors and officers (“D&O”) insurance and recognition of prepaid research and development-related expenses.

Net cash used in operating activities during the three months ended March 31, 2022 was $36.8 million, resulting from a net loss of $59.2 million, adjusted for non-cash items consisting primarily of $24.5 million in stock-based compensation primarily related to the Founder Grants, partially offset by a gain of $6.6 million due to a change in fair value of our warrant liabilities. The net cash provided by changes in our net operating assets and liabilities of $1.6 million was primarily related to a $5.3 million increase in accrued expenses and other current liabilities mainly due to professional service fees and expenses, partially offset by a $1.7 million increase in prepaid expenses, primarily due to prepaid research and development-related expenses, and a $1.6 million decrease in accounts payable due to timing of payments.
Cash Flows Provided by (Used in) Investing Activities
Net cash provided by investing activities during the three months ended March 31, 2023 was $302.6 million, driven by proceeds from maturities of short-term investments of $314.0 million, partially offset by purchases of property and equipment of $11.4 million within the period.
Net cash used in investing activities during the three months ended March 31, 2022 was $0.6 million, driven by purchases of property and equipment within the period.
Cash Flows Used in Financing Activities
Net cash used in financing activities during the three months ended March 31, 2023 was $4.8 million, consisting of the repayment of term loans to Silicon Valley Bank, a division of First-Citizens Bank (the “Silicon Valley Bank Term Loans”) for $2.5 million and payments for taxes related to net share settlement of equity awards for $2.3 million.
Net cash used in financing activities during the three months ended March 31, 2022 was $2.4 million, consisting of the repayment of the Silicon Valley Bank Term Loans for $2.5 million, partially offset by $0.1 million proceeds from the exercise of stock options.

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
Credit Risk
Financial instruments, which subjects us to concentrations of credit risk, consist primarily of cash, cash equivalents, and short-term investments. Our cash and cash equivalents are held at several long-standing financial institutions located in the United States of America. At times, cash account balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits ($250 thousand per depositor per institution). We have not experienced any losses due to these excess deposits and believe this risk is not significant. Our short-term investments consist of high quality, investment grade marketable securities and are held at a major financial institution located in the United States. We have established guidelines regarding diversification of our investments and their maturities that are designed to preserve principal and achieve liquidity requirements. We review these guidelines and modify them as necessary based on updated liquidity needs and changes in our operations and financial position.
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
We are exposed to market risk for changes in interest rates applicable to our short-term investments. We had cash, cash equivalents, restricted cash and short-term investments in marketable securities totaling $457.1 million as of March 31, 2023. Cash equivalents and short-term investments were invested primarily in money market funds, U.S. Treasury securities, corporate debt securities and commercial paper. The primary objectives of our investment activities are to preserve principal and achieve liquidity requirements. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have had a material impact on the fair value of our portfolio for the periods presented.
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
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were ineffective, due to the material weaknesses described below.

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

Remediation Measures
We are taking the steps we believe are necessary to remediate these material weaknesses to comply with the rules and regulations of the SEC regarding compliance with Section 404(a) of the Sarbanes-Oxley Act. Management, with the participation of our Board of Directors and its Audit Committee, is engaged in remediation activities to address the material weaknesses described above. Those remediation measures are ongoing and include the following:
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
We believe we are making progress toward achieving the effectiveness of our internal control over financial reporting and disclosure controls and procedures. The actions that we are taking are subject to ongoing senior management review, as well as oversight by the audit committee of our board of directors. We will not be able to conclude whether the steps we are taking will fully remediate these material weaknesses in our internal control over financial reporting until we have completed our remediation efforts including evaluation of their ongoing effectiveness for a sufficient period of time. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weaknesses expeditiously.

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Except as otherwise described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings

For a description of our material pending legal proceedings, see Note 7 - Commitments and Contingencies of the notes to the consolidated condensed financial statements, which is incorporated herein by reference. From time to time, we may bring or be subject to other legal proceedings and claims in the ordinary course of business. While management currently believes that resolving claims against us, individually or in aggregate, will not have a material adverse impact on our financial position, results of operations or statement of cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. If an unfavorable final outcome were to occur, it may have a material adverse impact on our financial position, results of operations or cash flows for the period in which the effect can be reasonably estimated.
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
Sales of Unregistered Securities

On January 3, 2023, in connection with the Stellantis Collaboration Agreement, we issued Stellantis N.V. a warrant to purchase up to 15,000,000 shares of our Class A Common Stock in a private placement pursuant to Section 4(a)(2) of the

Securities Act. These warrants have an exercise price of $0.01 per share, which shall vest and become exercisable upon the achievement of certain milestones.

Issuer Purchases of Equity Securities

None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
3.1
Amended and Restated Bylaws of the Company (as amended and restated on February 2, 2023) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2023)

10.1†
Manufacturing Collaboration Agreement, dated January 3, 2023, by and between the Company and Stellantis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2023)

10.2†
Forward Purchase Agreement, dated January 3, 2023, by and between the Company and Stellantis (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2023)

10.3
Warrant to Purchase Shares, dated January 3, 2023, by and between the Company and Stellantis (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2023)

10.4
Registration Rights Agreement, dated January 3, 2023, by and between the Company and Stellantis (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2023)

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
†    Portions of this exhibit are redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCHER AVIATION INC.

May 11, 2023	By:	/s/ Mark Mesler
Mark Mesler
Chief Financial Officer (Principal Financial and Accounting Officer)