Form 10-Q
period 2023-06-30
Archer Aviation Inc.
filed 2023-08-14
CIK 1824502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 4, 2023, the number of shares of the registrant’s Class A common stock outstanding was 208,578,693, and the number of shares of the registrant’s Class B common stock outstanding was 47,157,435.

Archer Aviation Inc.
For 10-Q
For the Quarterly Period Ended June 30, 2023

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
ii

Part I - Financial Information
Item 1. Financial Statements
Archer Aviation Inc.
Consolidated Condensed Balance Sheets
(In millions, except share and per share data; unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$407.6	$69.4
Restricted cash	7.2	2.9
Short-term investments	—	461.8
Prepaid expenses	6.6	9.8
Other current assets	1.2	1.6
Total current assets	422.6	545.5
Property and equipment, net	42.3	11.5
Intangible assets, net	0.4	0.4
Right-of-use assets	10.1	11.9
Other long-term assets	6.1	4.5
Total assets	$481.5	$573.8
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14.6	$3.6
Current portion of lease liabilities	3.0	3.7
Notes payable	4.6	9.3
Accrued expenses and other current liabilities	135.5	36.7
Total current liabilities	157.7	53.3
Lease liabilities, net of current portion	13.9	9.2
Warrant liabilities	22.6	7.0
Other long-term liabilities	11.0	11.0
Total liabilities	205.2	80.5
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 700,000,000 shares authorized; 204,468,116 and 177,900,738 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Class B common stock, $0.0001 par value; 300,000,000 shares authorized; 47,845,269 and 63,738,197 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	1,264.4	1,185.0
Accumulated deficit	(988.1)	(690.9)
Accumulated other comprehensive loss	—	(0.8)
Total stockholders’ equity	276.3	493.3
Total liabilities and stockholders’ equity	$481.5	$573.8
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Operations
(In millions, except share and per share data; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$63.3	$37.8	$129.1	$65.3
General and administrative	118.1	42.4	162.2	80.2
Other warrant expense	—	—	2.1	—
Total operating expenses	181.4	80.2	293.4	145.5
Loss from operations	(181.4)	(80.2)	(293.4)	(145.5)
Other (expense) income, net	(6.6)	8.0	(9.3)	14.5
Interest income, net	4.1	0.5	5.7	0.1
Loss before income taxes	(183.9)	(71.7)	(297.0)	(130.9)
Income tax expense	(0.2)	—	(0.2)	—
Net loss	$(184.1)	$(71.7)	$(297.2)	$(130.9)

Net loss per share, basic and diluted	$(0.73)	$(0.30)	$(1.19)	$(0.55)
Weighted-average shares outstanding, basic and diluted	251,018,612	238,062,232	249,156,920	238,927,711
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Comprehensive Loss
(In millions; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(184.1)	$(71.7)	$(297.2)	$(130.9)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax	0.1	—	0.8	—
Comprehensive loss	$(184.0)	$(71.7)	$(296.4)	$(130.9)
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In millions, except share data; unaudited)

	Common Stock				Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Class A		Class B			Accumulated Deficit		Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	177,900,738	$—	63,738,197	$—	$1,185.0	$(690.9)	$(0.8)	$493.3
Conversion of Class B common stock to Class A common stock	2,250,000	—	(2,250,000)	—	—	—	—	—
Issuance of restricted stock units and restricted stock expense	2,191,898	—	—	—	18.8	—	—	18.8
Exercise of stock options	316,116	—	233,190	—	0.1	—	—	0.1
Issuance of warrants and warrant expense	—	—	—	—	6.3	—	—	6.3
Common stock withheld related to net share settlement of equity awards	(786,342)	—	—	—	(2.3)	—	—	(2.3)
Stock-based compensation	—	—	—	—	6.3	—	—	6.3
Net loss	—	—	—	—	—	(113.1)	—	(113.1)
Other comprehensive income	—	—	—	—	—	—	0.7	0.7
Balance as of March 31, 2023	181,872,410	$—	61,721,387	$—	$1,214.2	$(804.0)	$(0.1)	$410.1
Conversion of Class B common stock to Class A common stock	14,109,310	—	(14,109,310)	—	—	—	—	—
Issuance of restricted stock units and restricted stock expense	1,834,274	—	—	—	16.2	—	—	16.2
Exercise of stock options	306,003	—	233,192	—	0.1	—	—	0.1
Issuance of warrants and warrant expense	—	—	—	—	4.5	—	—	4.5
Common stock withheld related to net share settlement of equity awards	(592,025)	—	—	—	(1.2)	—	—	(1.2)
Common stock issued under employee stock purchase plan	601,105	—	—	—	1.3	—	—	1.3
Common stock issued under stock purchase agreement	6,337,039	—	—	—	21.4	—	—	21.4
Stock-based compensation	—	—	—	—	7.9	—	—	7.9
Net loss	—	—	—	—	—	(184.1)	—	(184.1)
Other comprehensive income	—	—	—	—	—	—	0.1	0.1
Balance as of June 30, 2023	204,468,116	$—	47,845,269	$—	$1,264.4	$(988.1)	$—	$276.3
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In millions, except share data; unaudited)

	Common Stock				Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Class A		Class B			Accumulated Deficit		Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	162,789,591	$—	74,937,945	$—	$1,072.5	$(373.6)	$—	$698.9
Conversion of Class B common stock to Class A common stock	1,757,980	—	(1,757,980)	—	—	—	—	—
Issuance of restricted stock units and restricted stock expense	300,014	—	—	—	16.0	—	—	16.0
Exercise of stock options	353,640	—	399,621	—	0.1	—	—	0.1
Issuance of warrants and warrant expense	—	—	—	—	1.2	—	—	1.2
Stock-based compensation	—	—	—	—	6.7	—	—	6.7
Net loss	—	—	—	—	—	(59.2)	—	(59.2)
Balance as of March 31, 2022	165,201,225	$—	73,579,586	$—	$1,096.5	$(432.8)	$—	$663.7
Conversion of Class B common stock to Class A common stock	4,190,561	—	(4,190,561)	—	—	—	—	—
Issuance of restricted stock units and restricted stock expense	992,006	—	—	—	17.9	—	—	17.9
Exercise of stock options	341,987	—	1,342,726	—	0.2	—	—	0.2
Issuance of warrants and warrant expense	—	—	—	—	1.6	—	—	1.6
Cancellation of Class B common stock (Note 9)	—	—	(5,002,306)	—	—	—	—	—
Stock-based compensation	—	—	—	—	6.5	—	—	6.5
Net loss	—	—	—	—	—	(71.7)	—	(71.7)
Balance as of June 30, 2022	170,725,779	$—	65,729,445	$—	$1,122.7	$(504.5)	$—	$618.2
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Cash Flows
(In millions; unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(297.2)	$(130.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other	2.1	1.3
Debt discount and issuance cost amortization	0.3	0.3
Stock-based compensation	52.2	50.1
Change in fair value of warrant liabilities and other warrant costs	15.6	(14.5)
Gain on issuance of common stock	(3.6)	—
Non-cash lease expense	2.5	2.1
Research and development warrant expense	8.7	2.4
Other warrant expense	2.1	—
Technology and dispute resolution agreements expense	73.0	—
Accretion and amortization income of short-term investments	(2.3)	—
Changes in operating assets and liabilities:
Prepaid expenses	3.2	(2.5)
Other current assets	0.4	(1.1)
Other long-term assets	(1.8)	1.5
Accounts payable	8.2	(1.6)
Accrued expenses and other current liabilities	12.8	11.5
Operating lease right-of-use assets and lease liabilities, net	3.3	(1.5)
Other long-term liabilities	(0.3)	0.5
Net cash used in operating activities	(120.8)	(82.4)
Cash flows from investing activities
Proceeds from maturities of short-term investments	465.0	—
Purchase of property and equipment	(19.5)	(2.1)
Net cash provided by (used in) investing activities	445.5	(2.1)
Cash flows from financing activities
Repayment of long-term debt	(5.0)	(5.0)
Payments for taxes related to net share settlement of equity awards	(3.5)	—
Proceeds from exercise of stock options	—	0.3
Proceeds from shares issued under employee stock purchase plan	1.3	—
Proceeds from issuance of common stock	25.0	—
Net cash provided by (used in) financing activities	17.8	(4.7)
Net increase (decrease) in cash, cash equivalents, and restricted cash	342.5	(89.2)
Cash, cash equivalents, and restricted cash, beginning of period	72.3	746.9
Cash, cash equivalents, and restricted cash, end of period	$414.8	$657.7
Supplemental Cash Flow Information:
Cash paid for interest	$0.5	$0.8
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$16.2	$1.6
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
Note 2 - Liquidity and Going Concern
Since the Company’s formation, the Company has devoted substantial effort and capital resources to the design and development of its planned eVTOL aircraft and UAM network. Funding of these activities has primarily been through the net proceeds received from the issuance of related and third-party debt (Note 6), and the sale of preferred and common stock to related and third parties (Note 8). Through June 30, 2023, the Company has incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $988.1 million. As of June 30, 2023, the Company had cash and cash equivalents of $407.6 million, which management believes will be sufficient to fund the Company’s current operating plan for at least the next 12 months from the date these consolidated condensed financial statements were issued.
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

Cash, Cash Equivalents, and Restricted Cash
Cash consists of cash on deposit with financial institutions. Cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of three months or less from the date of purchase. As of June 30, 2023 and December 31, 2022, the Company’s cash and cash equivalents included money market funds of $298.4 million and $4.4 million, respectively.
Restricted cash consists primarily of cash held as security for the Company’s standby letters of credit. Refer to Note 7 - Commitments and Contingencies for further details.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated condensed balance sheets that sum to amounts reported on the statements of cash flows (in millions):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$407.6	$69.4
Restricted cash	7.2	2.9
Total cash, cash equivalents, and restricted cash	$414.8	$72.3

Short-Term Investments
The Company had short-term investments in marketable securities with original maturities of less than one year, including U.S. Treasury securities, corporate debt securities and commercial paper. The Company classifies its marketable securities as available-for-sale at the time of purchase and reevaluates such classification at each balance sheet date. These marketable securities are carried at fair value, and unrealized gains and losses are recorded in other comprehensive loss in the consolidated condensed statements of comprehensive loss, which is reflected as a component of stockholders’ equity. These marketable securities are assessed as to whether those with unrealized loss positions are other than temporarily impaired. The Company considers impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely the securities will be sold before the recovery of their cost basis. Realized gains and losses from the sale of marketable securities and from declines in value deemed to be other than temporary are determined based on the specific identification method and recognized in other income, net in the consolidated condensed statements of operations.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in millions):

	As of June 30, 2023
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market funds	$298.4	$—	$—	$298.4

Liabilities:
Warrant Liability – Public Warrants	$14.3	$—	$—	$14.3
Warrant Liability – Private Placement Warrants	$—	$—	$8.3	$8.3

	As of December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market funds	$4.4	$—	$—	$4.4
Short-Term Investments:
U.S. Treasury securities	$316.6	$—	$—	$316.6
Corporate debt securities	$—	$20.1	$—	$20.1
Commercial paper	$—	$125.1	$—	$125.1

Liabilities:
Warrant Liability – Public Warrants	$4.5	$—	$—	$4.5
Warrant Liability – Private Placement Warrants	$—	$—	$2.5	$2.5

Cash Equivalents

The Company’s cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of three months or less from the date of purchase. The Company classifies its money market funds as Level 1, because they are valued based on quoted market prices in active markets.

Short-Term Investments

The Company’s short-term investments consisted of high quality, investment grade marketable securities and were classified as available-for-sale. The Company classifies its investments in U.S. Treasury securities as Level 1, because they are valued using quoted market prices in active markets. The Company classifies its investments in corporate debt securities and commercial paper as Level 2, because they are valued using inputs other than quoted prices which are directly or indirectly

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.

The following table presents a summary of the Company’s cash equivalents and short-term investments as of June 30, 2023 and December 31, 2022 (in millions):

	As of June 30, 2023
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash Equivalents:
Money market funds	$298.4	$—	$—	$298.4
Total	$298.4	$—	$—	$298.4

	As of December 31, 2022
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash Equivalents:
Money market funds	$4.4	$—	$—	$4.4
Short-Term Investments:
U.S. Treasury securities	317.4	—	(0.8)	316.6
Corporate debt securities	20.1	—	—	20.1
Commercial paper	125.1	—	—	125.1
Total	$467.0	$—	$(0.8)	$466.2

The unrealized losses related to the Company’s short-term investments were primarily due to changes in interest rates and not due to increased credit risk or other valuation concerns. During the three and six months ended June 30, 2023, the Company had no other-than-temporary impairments.

Public Warrants

The measurement of the public warrants as of June 30, 2023 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “ACHR WS.” The quoted price of the public warrants was $0.82 per warrant as of June 30, 2023.
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
The key inputs into the Monte Carlo simulation model for the private placement warrants are as follows:

Input	June 30, 2023	December 31, 2022
Stock price	$4.12	$1.87
Strike price	$11.50	$11.50
Dividend yield	0.00%	0.00%
Term (in years)	3.21	3.71
Volatility	70.8%	75.0%
Risk-free rate	4.40%	4.14%

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
The following table presents the change in fair value of the Company’s Level 3 private placement warrants during the six months ended June 30, 2023 (in millions):

Balance as of December 31, 2022	$2.5
Change in fair value	5.8
Balance as of June 30, 2023	$8.3

In connection with changes in the fair value of the Company’s public and private placement warrants, the Company recognized a loss of $10.6 million and $15.6 million within other (expense) income, net in the consolidated condensed statements of operations during the three and six months ended June 30, 2023, respectively. Refer to Note 12 - Liability Classified Warrants for additional information about the public and private placement warrants.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Certain financial instruments, including debt, are not measured at fair value on a recurring basis in the consolidated condensed balance sheets. The fair value of debt as of June 30, 2023 approximates its carrying value (Level 2). Refer to Note 6 - Notes Payable for additional information.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Certain assets and liabilities are subject to measurement at fair value on a non-recurring basis if there are indicators of impairment or if they are deemed to be impaired as a result of an impairment review.
Intangible Assets, Net
Intangible assets consist solely of domain names and are recorded at cost, net of accumulated amortization, and if applicable, impairment charges. Amortization of domain names is provided over a 15-year estimated useful life on a straight-line basis or based on the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has analyzed a variety of factors to determine if any circumstance could trigger an impairment loss, and, at this time and based on the information presently known, do not believe that it is more likely than not that an impairment loss has been incurred.
As of each of June 30, 2023 and December 31, 2022, the net carrying amounts for domain names were $0.4 million recorded in the Company’s consolidated condensed balance sheets.

Cloud Computing Arrangements

The Company capitalizes certain implementation costs incurred in the application development stage of projects related to its cloud computing arrangements that are service contracts. Capitalized implementation costs are recognized in other long-term assets in the consolidated condensed balance sheets and amortized on a straight-line basis over the fixed, noncancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. As of June 30, 2023 and December 31, 2022, the net carrying amounts of the Company’s capitalized cloud computing implementation costs were $5.5 million and $3.7 million, respectively.

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
The following table presents the number of antidilutive shares excluded from the calculation of diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options to purchase common stock	4,130,912	6,736,534	4,130,912	6,736,534
Unvested restricted stock units	50,088,312	40,679,383	50,088,312	40,679,383
Warrants	43,347,301	32,168,405	43,347,301	32,168,405
Shares issuable under the Employee Stock Purchase Plan (Note 9)	682,884	—	682,884	—
Total	98,249,409	79,584,322	98,249,409	79,584,322
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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Note 4 - Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	June 30, 2023	December 31, 2022
Furniture, fixtures, and equipment	$3.5	$1.5
Computer hardware	5.0	4.5
Computer software	0.8	0.7
Website design	0.8	0.7
Leasehold improvements	26.6	2.9
Construction in progress	11.0	4.8
Total property and equipment	47.7	15.1
Less: Accumulated depreciation	(5.4)	(3.6)
Total property and equipment, net	$42.3	$11.5
Construction in progress includes costs incurred for the Company’s manufacturing facilities to be constructed in Covington, Georgia and other assets that have not yet been placed in service.
The following table presents depreciation expense included in each respective expense category in the consolidated condensed statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$0.9	$0.5	$1.6	$0.9
General and administrative	0.1	0.2	0.3	0.4
Total depreciation expense	$1.0	$0.7	$1.9	$1.3
Note 5 - Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	June 30, 2023	December 31, 2022
Accrued professional fees	$28.5	$17.2
Accrued employee costs	9.7	7.8
Accrued parts and materials	7.0	5.2
Taxes payable	0.9	0.3
Accrued capital expenditures	13.2	2.9
Accrued cloud computing implementation costs	2.2	2.0
Accrued marketing fees	—	0.2
Accrued technology and dispute resolution agreements expense (Note 7)	73.0	—
Other current liabilities	1.0	1.1
Total	$135.5	$36.7

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Note 6 - Notes Payable
The Company’s notes payable consisted of the following (in millions):

	June 30, 2023	December 31, 2022
Silicon Valley Bank (“SVB”) Term Loans	$5.0	$10.0
Term Loans unamortized discount and loan issuance costs	(0.4)	(0.7)
Total debt, net of discount and loan issuance costs	4.6	9.3
Less current portion, net of discount and loan issuance costs	(4.6)	(9.3)
Total long-term notes payable, net of discount and loan issuance costs	$—	$—

SVB Loan
On July 9, 2021, the Company, as the borrower, entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with SVB and SVB Innovation Credit Fund VIII, L.P. (“SVB Innovation”) as the lenders, and SVB as the collateral agent. The total principal amount of the loans is $20.0 million (the “Term Loans”), and all obligations due under the Term Loans are collateralized by all of the Company’s right, title, and interest in and to its specified personal property in favor of the collateral agent. The Term Loans include events of default and covenant provisions, whereby accelerated repayment may result if the Company were to default. On January 1, 2022, the Company began repaying the Term Loans, which are payable in 24 equal monthly installments, including principal and interest. The interest rate on the loans is a floating rate per annum equal to the greater of (i) 8.5% and (ii) the Prime Rate plus the Prime Rate Margin (each as defined in the Loan and Security Agreement), which increases by 2% per annum upon the occurrence of an event of default. For the three and six months ended June 30, 2023, the Company recognized interest expense of $0.2 million and $0.5 million, respectively. For the three and six months ended June 30, 2022, the Company recognized interest expense of $0.4 million and $0.8 million, respectively.
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

Upon the closing of the business combination between the Company, Atlas Crest Investment Corp. (“Atlas”) and Artemis Acquisition Sub Inc. (the “Business Combination”) on September 16, 2021 (the “Closing Date”), the SVB warrants became public warrants. The subsequent measurement of the SVB warrants as of June 30, 2023 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “ACHR WS.” The quoted price of the public warrants was $0.82 as of June 30, 2023.
During the three and six months ended June 30, 2023, the Company recognized interest expense of $0.1 million and $0.3 million related to the amortization of the discount and issuance costs, respectively. During the three and six months ended June 30, 2022, the Company recognized interest expense of $0.1 million and $0.3 million related to the amortization of the discount and issuance costs, respectively. The unamortized balance of the discount and issuance costs was $0.4 million as of June 30, 2023.
The future scheduled principal maturities of notes payable as of June 30, 2023 are as follows (in millions):

Remaining 2023	$5.0
$5.0

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Note 7 - Commitments and Contingencies
Operating Leases
The Company leases office, lab, hangar, and storage facilities under various operating lease agreements with lease periods expiring between 2023 and 2030 and generally containing periodic rent increases and various renewal and termination options.
The Company’s lease costs were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$1.5	$1.5	$3.3	$2.6
Short-term lease cost	0.6	—	0.6	—
Total lease cost	$2.1	$1.5	$3.9	$2.6
The Company’s weighted-average remaining lease term and discount rate as of June 30, 2023 and 2022 were as follows:

	2023	2022
Weighted-average remaining lease term (in months)	60	42
Weighted-average discount rate	14.60%	11.46%
The minimum aggregate future obligations under the Company’s non-cancelable operating leases as of June 30, 2023 were as follows (in millions):

Remaining 2023	$2.2
2024	5.4
2025	5.0
2026	4.6
2027	2.1
Thereafter	6.7
Total future lease payments	26.0
Less: leasehold improvement allowance	(0.7)
Total net future lease payments	25.3
Less: imputed interest	(8.4)
Present value of future lease payments	$16.9
Supplemental cash flow information and non-cash activities related to right-of-use assets and lease liabilities were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating cash outflows from operating leases	$1.2	$0.9	$2.8	$1.8
Operating lease liabilities from obtaining right-of-use assets	$0.3	$0.6	$0.4	$9.2

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
As of June 30, 2023, the Company had standby letters of credit in the aggregate outstanding amount of $6.2 million, secured with restricted cash.
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
On August 10, 2023, the Company, Boeing and Wisk (a wholly-owned subsidiary of Boeing) entered into a series of agreements that provide for, among other things, for certain investments by Boeing into the Company and an autonomous flight technology collaboration between Wisk and the Company, the issuance of certain warrants to Wisk and resolution of the federal and state court litigation between the parties (the “Technology and Dispute Resolution Agreements”).

Pursuant to a private placement transaction entered into by the Company on August 10, 2023, Boeing subscribed to purchase shares of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”) (the “First Boeing Investment”) and received registration rights with respect to such shares of Common Stock and the shares of Common Stock underlying the Warrant (as defined below) pursuant to a registration rights agreement.

Pursuant to the Technology and Dispute Resolution Agreements, the Company has agreed to issue Wisk a warrant to purchase up to 13,176,895 shares of Common Stock with an exercise price of $0.01 per share (the “Warrant”). The Warrant shall vest and be exercisable as follows: (i) immediately as to 4,512,636 shares, underlying the Warrant (the “Initial Vested Share Tranche”) and (ii) for up to 8,664,259 shares (the “Second Tranche”) underlying the Warrant as determined six months from the effective date of the Warrant (the “Specified Date”). The extent to which the Second Tranche vests is based on the value of the First Boeing Investment and the shares underlying the Initial Vested Share Tranche as of the Specified Date. The portion of the Warrant that does not vest in accordance with the foregoing shall be forfeited on the Specified Date.

Wisk and Boeing agreed not to transfer any of the shares of Common Stock issued in the Initial Boeing Investment or the shares of Common Stock underlying the Warrant until the Specified Date.

In addition, Boeing has agreed to participate in a subsequent private placement of equity or equity-linked securities by the Company, if any, that occurs on or prior to a specified date (the “Second Boeing Investment”). Concurrently with the closing of the Second Boeing Investment, the Company would issue to Wisk a subsequent warrant to purchase a certain number of shares

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
of Common Stock at an exercise price of $0.01 per share, in connection with Wisk’s services related to the insertion of its autonomy technology into the Company’s aircraft.

In connection with the series of agreements discussed above, the Company has recorded a $73.0 million non-cash charge in general and administrative expenses consisting of a $25.0 million non-cash charge associated with the Initial Vested Share Tranche and a $48.0 million non-cash charge for the unvested portion of the Boeing Warrant that is subject to the vesting criteria described above and may never be realized.
Note 8 - Preferred and Common Stock
Preferred Stock
As of June 30, 2023, no shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.

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
Dividends
Holders of Class A common stock and Class B common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefor. No dividends on common stock have been declared by the Company’s board of directors through June 30, 2023, and the Company does not expect to pay dividends in the foreseeable future.
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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
holder, at least 80% (subject to customary capitalization adjustments) of the Class B common stock held by such founder or holder (on a fully as converted/as exercised basis) as of immediately following the closing of the Business Combination having been transferred (subject to exceptions for certain permitted transfers).
During the three and six months ended June 30, 2023, 14,109,310 and 16,359,310 shares of Class B common stock were converted into Class A common stock, respectively. During the three and six months ended June 30, 2022, 4,190,561 and 5,948,541 shares of Class B common stock were converted into Class A common stock, respectively.
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

Employee Stock Purchase Plan

In August 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately upon the closing of the Business Combination. The ESPP permits eligible employees to purchase shares of Class A common stock at a price equal to 85% of the lower of the fair market value of Class A common stock on the first day of an offering or on the date of purchase. Additionally, the number of shares of Class A common stock reserved for issuance under the ESPP will automatically increase on January 1st of each year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by the lesser of (i) 1.0% of the total number of shares of Class A common stock outstanding on December 31 of the preceding year; (ii) 9,938,118 shares of Class A common stock; or (iii) a lesser number of shares of Class A common stock determined by the board of directors prior to the date of the increase. In accordance therewith, the number of shares of Class A common stock reserved for issuance under the ESPP increased by 1,809,383 on January 1, 2023. As of June 30, 2023, the maximum number of shares authorized for issuance under the ESPP was 8,406,337, of which 7,805,232 shares remained available under the ESPP.

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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)

For the six-month ESPP offering period that ended during the three months ended June 30, 2023, employees purchased 601,105 shares at a price of $2.19 per share.

The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of each award granted under the ESPP. The following table sets forth the key assumptions and fair value results for each award granted in the Company’s six-month offering period that started on June 1, 2023:

June 1, 2023
Stock price	$2.99
Risk-free interest rate	5.44%
Term (in years)	0.50
Volatility	81.00%
Dividend yield	0.00%
Grant date fair value per share	$1.11

During the three and six months ended June 30, 2023, the Company recognized stock-based compensation expense of $0.3 million and $0.6 million for the ESPP, respectively. There was no stock-based compensation expense recognized for the ESPP during each of the three and six months ended June 30, 2022.

As of June 30, 2023, the total remaining stock-based compensation expense was $0.6 million for the ESPP, which is expected to be recognized over the current six-month offering period until November 30, 2023.

Annual Equity Awards
Subject to the achievement of certain performance goals established by the Company from time to time, the Company’s employees are eligible to receive an annual incentive bonus that will entitle them to an annual grant of a number of restricted stock units (“RSUs”) determined by dividing the annual bonus target amount by the closing price of the Company’s Class A common stock on the date of grant. The RSUs will be fully vested on the date of grant. Furthermore, all the annual equity awards are contingent and issued only upon approval by the Company’s board of directors or the compensation committee. During the three and six months ended June 30, 2023, the Company recognized stock-based compensation expense of $3.1 million and $6.0 million related to these annual equity awards.

Stock Options
A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2023	5,335,974	$0.12	7.66	$9.4
Exercised	(1,088,501)	$0.12		$2.8
Expired/forfeited	(116,561)	$0.12
Outstanding as of June 30, 2023	4,130,912	$0.12	7.13	$16.5
Exercisable as of June 30, 2023	1,192,916	$0.13	7.15	$4.8
Vested and expected to vest as of June 30, 2023	4,130,912	$0.12	7.13	$16.5
The Company recognized stock-based compensation expense of $0.7 million and $1.4 million for stock options for the three and six months ended June 30, 2023, respectively. The Company recognized stock-based compensation expense of $1.1 million and $2.1 million for stock options for the three and six months ended June 30, 2022, respectively.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
As of June 30, 2023, the total remaining stock-based compensation expense for unvested stock options was $6.4 million, which is expected to be recognized over a weighted-average period of 0.9 years.

Restricted Stock Units
A summary of the Company’s RSU activity is as follows:

	Number of Shares	Weighted Average Grant Price
Outstanding as of January 1, 2023	43,146,632	$5.72
Granted	9,672,018	$2.85
Vested	(4,026,387)	$3.85
Forfeited	(578,951)	$4.41
Outstanding as of June 30, 2023	48,213,312	$5.32
During the six months ended June 30, 2023, the Company granted 998,364 RSUs under the Amended and Restated 2021 Plan, representing the quarterly equity awards for the Company’s fourth fiscal quarter of 2022. The RSUs were fully vested on the date of grant and settled in Class A common stock on a one-for-one basis. In addition, the Company granted 8,673,654 RSUs under the Amended and Restated 2021 Plan, which generally vest over a three- or four-year period with a one-year cliff and remain subject to forfeiture if vesting conditions are not met. Upon vesting, RSUs are settled in Class A common stock on a one-for-one basis. The shares of Class A common stock underlying RSU grants are not issued and outstanding until the applicable vesting date.

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

One-quarter of each Founder Grant, totaling 5,002,306 shares each of Class B common stock, vested immediately prior to the Closing Date pursuant to the terms and conditions of the Business Combination Agreement. On April 14, 2022, the vested 5,002,306 shares of Class B common stock of the Company’s co-founder and former co-CEO, were cancelled. Following the separation of the officer from the Company on April 13, 2022 (the “Separation Date”), the officer’s unvested 15,006,918 shares of Class B common stock for the remaining three tranches remain outstanding and eligible for vesting upon the achievement of the milestones as described above for 15 months from the Separation Date pursuant to the original terms of the Founder Grants.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
On July 13, 2023, 15 months following the separation of the officer from the Company, the officer’s unvested 15,006,918 shares of Class B common stock for the remaining three tranches of the Founder Grant were forfeited. The Company reversed the previously recognized stock-compensation expense associated with these shares for $59.1 million.

For the three and six months ended June 30, 2023, the Company recorded $16.2 million and $32.2 million of stock-based compensation expense, respectively, for the amortized portion of the market award for the remaining three tranches in general and administrative expenses in the consolidated condensed statements of operations. For the three and six months ended June 30, 2022, the Company recorded $16.2 million and $32.2 million of stock-based compensation expense, respectively, for the amortized portion of the market award for the remaining three tranches in general and administrative expenses in the consolidated condensed statements of operations.
For the three and six months ended June 30, 2023, the Company recorded $6.2 million and $11.5 million of stock-based compensation expense, respectively, related to RSUs (excluding the Founder Grants). For the three and six months ended June 30, 2022, the Company recorded $5.4 million and $11.1 million of stock-based compensation expense, respectively, related to RSUs (excluding the Founder Grants).

As of June 30, 2023, the total remaining stock-based compensation expense for unvested RSUs (including the Founder Grants) was $240.9 million, which is expected to be recognized over a weighted-average period of 1.3 years.

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
The following table presents stock-based compensation expense included in each respective expense category in the consolidated condensed statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$6.7	$6.9	$13.4	$12.3
General and administrative	19.8	18.7	38.8	37.8
Total stock-based compensation expense	$26.5	$25.6	$52.2	$50.1

Warrants
A summary of the Company’s warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2023	8,736,599	$0.01	7.84	$16.3
Issued	15,000,000	$0.01
Outstanding as of June 30, 2023	23,736,599	$0.01	5.56	$97.6
Vested and exercisable as of June 30, 2023	5,788,245	$0.01	6.20	$23.8
United Airlines
On January 29, 2021, the Company entered into a Purchase Agreement (the “United Purchase Agreement”), Collaboration Agreement (the “United Collaboration Agreement”), and Warrant to Purchase Shares Agreement (the “United Warrant Agreement”) with United Airlines, Inc. (“United”). Under the terms of the United Purchase Agreement, United has a

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
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
The Company accounts for the Amended United Purchase Agreement and the United Collaboration Agreement under ASC 606, Revenue from Contracts with Customers. The Company identified the sale of each aircraft ordered by United as a separate performance obligation in the contract. As the performance obligations have not been satisfied, the Company has not recognized any revenue as of June 30, 2023.
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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
For the three and six months ended June 30, 2023, the Company recorded zero and $2.1 million in other warrant expense, respectively, in the consolidated condensed statement of operations related to the second sub-milestone under the fourth milestone, and a total of 2,211,264 warrants vested from achievement of this milestone. There was no other warrant expense recognized for the three and six months ended June 30, 2022.

Stellantis N.V.
On January 3, 2023, the Company entered into a manufacturing and collaboration agreement with Stellantis N.V. (“Stellantis”), pursuant to which the Company and Stellantis will collaborate on the development and implementation of the Company’s manufacturing operations for the production of its eVTOL aircraft products (the “Stellantis Collaboration Agreement”). In connection with the Stellantis Collaboration Agreement, the Company entered into a forward purchase agreement (as amended, the “Stellantis Forward Purchase Agreement”) and a warrant agreement (the “Stellantis Warrant Agreement”) with Stellantis on January 3, 2023.
Under the terms of the Stellantis Forward Purchase Agreement, the Company may elect, in the Company’s sole discretion, to issue and sell to Stellantis up to $150.0 million of shares of the Company’s Class A common stock, following the satisfaction of certain Milestones (as defined in the Stellantis Forward Purchase Agreement) and pursuant to the terms and conditions of the Stellantis Forward Purchase Agreement. As any issuance of Class A common stock by the Company to Stellantis pursuant to the Stellantis Forward Purchase Agreement is at the election of the Company, the Company will recognize any share issuance at the time it elects to issue and sell shares to Stellantis.
Under the terms of the Stellantis Warrant Agreement, Stellantis is entitled to purchase up to 15.0 million of shares of the Company’s Class A common stock, at an exercise price of $0.01 per share (the “Stellantis Warrant”). The warrant will vest and become exercisable in three equal tranches upon 12, 24 and 36 months of the grant date, provided that (i) Stellantis has performed certain undertakings set forth in the Stellantis Collaboration Agreement and/or (ii) the VWAP (as defined in the Stellantis Warrant Agreement) for the Class A common stock exceeding certain specified amounts. Pursuant to the terms and conditions of the Stellantis Collaboration Agreement, Stellantis is deemed to have performed the undertakings if the Stellantis Collaboration Agreement has not been terminated by the Company as of the specified vesting date for each tranche.
As the Company is currently in pre-revenue stage and is not generating any revenue from the Stellantis Collaboration Agreement, all costs incurred with third parties are recorded based on the nature of the costs incurred. The Company accounts for the warrant in accordance with the provisions of ASC 718. The grant date fair value of each warrant was determined to be $1.93, which was the stock price of the Company’s Class A common stock on January 3, 2023. For each tranche of the warrant, the Company will recognize compensation costs as the related services are received from Stellantis on a straight-line basis over the associated service period. During the three and six months ended June 30, 2023, the Company recorded $4.5 million and $8.7 million of research and development expense in the consolidated condensed statements of operations in connection with the Stellantis Collaboration Agreement.

On June 23, 2023, the Company issued 6,337,039 shares of Class A common stock to Stellantis at a price of $3.94506 per share in connection with the first milestone under the Stellantis Forward Purchase Agreement and received approximately $25.0 million in gross proceeds. The Company recognized the issued shares at a fair value of $3.38 per share, which was the closing price of the Company’s Class A common stock on June 23, 2023, and recognized a gain of $3.6 million within other (expense) income, net in the consolidated condensed statements of operations during the three and six months ended June 30, 2023, to account for the difference between the amount of cash proceeds and the fair value of the issued shares.

On August 10, 2023, Stellantis waived certain conditions provided for in the Stellantis Forward Purchase Agreement relating to the Company’s actual achievement pursuant to Milestone 2 (as defined in the Stellantis Forward Purchase Agreement). In connection with this, the Company submitted an election notice to draw down upon the $70.0 million applicable to Milestone 2, which equals 12,313,234 shares of Common Stock. Such shares of Common Stock issuable to Stellantis upon such election notice will be subject to satisfaction of customary closing conditions, including the submission of a filing pursuant to the Hart-Scott Rodino Act.
Note 10 - Income Taxes
The Company recognized $0.2 million income tax expense for each of the three and six months ended June 30, 2023, and zero income tax expense for each of the three and six months ended June 30, 2022, resulting in an effective tax rate of 0%. The

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
effective tax rate is different from the federal statutory tax rate primarily due to the full valuation allowance on the Company’s deferred tax assets.
In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Based upon the analysis of federal and state deferred tax balances, future tax projections, and the Company’s lack of taxable income in the carryback period, the Company recorded a full valuation allowance on its U.S. deferred tax assets as of June 30, 2023 and 2022.
Note 11 - 401(k) Savings Plan
The Company maintains a 401(k) savings plan for the benefit of its employees. The Company makes matching contributions equal to 50% of each employee contribution, subject to the maximum amount established by the Internal Revenue Service. All current employees are eligible to participate in the 401(k) savings plan. The Company’s matching contributions were approximately $0.9 million and $1.8 million for the three and six months ended June 30, 2023, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2022, respectively.
Note 12 - Liability Classified Warrants
As of June 30, 2023, there were 17,398,947 public warrants outstanding. Public warrants may only be exercised for a whole number of shares. No fractional shares are issued upon exercise of the public warrants. The public warrants became exercisable on October 30, 2021, 12 months after the closing of the initial public offering of Atlas, the predecessor of Archer. The public warrants will expire five years from the consummation of the Business Combination or earlier upon redemption or liquidation.

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

As of June 30, 2023, there were 8,000,000 private placement warrants outstanding. The private placement warrants are identical to the public warrants underlying the shares sold in the initial public offering of Atlas, except that the private placement warrants and the shares of Class A common stock issuable upon the exercise of the private placement warrants became transferable, assignable, and salable on October 16, 2021, 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Note 13 - Subsequent Events

On July 13, 2023, 15 months following the separation of the co-founder and former co-CEO from the Company, the officer’s unvested 15,006,918 shares of Class B common stock for the remaining three tranches of the Founder Grant were forfeited. See Note 9 - Stock-Based Compensation for more information.

On August 10, 2023, the Company entered into subscription agreements with certain investors providing for the private placement of 26,173,286 Class A common stock of the Company for gross proceeds of approximately $145.0 million.

On August 10, 2023, Stellantis waived certain conditions provided for in the Stellantis Forward Purchase Agreement relating to the Company’s actual achievement pursuant to Milestone 2 and the Company submitted an election notice to draw down upon the $70.0 million applicable to Milestone 2. See Note 9 - Stock-Based Compensation for more information.

On August 10, 2023, the Company, Wisk and Boeing entered into the Technology and Dispute Resolution Agreements that provide for certain investments by Boeing into the Company and an autonomous flight collaboration between the parties, issuance of certain warrants to Wisk and resolution of the federal and state court litigation between the parties. For a description of the Technology and Dispute Resolution Agreements, see Note 7 - Commitments and Contingencies — Litigation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report includes forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. See the section titled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report and Part I, Item 1A, “Risk Factors” in our Annual Report. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report and the audited financial statements as of and for the year ended December 31, 2022 set forth in our Annual Report.
Overview
We are designing and developing electric vertical takeoff and landing (“eVTOL”) aircraft for use in urban air mobility (“UAM”) networks. Our mission is to unlock the skies, freeing everyone to reimagine how they move and spend time. Our eVTOL aircraft are designed to be safe, sustainable, and quiet. Our production aircraft, Midnight, which we unveiled in November 2022, is designed around our proprietary 12-tilt-6 aircraft configuration. This means that it has 12 propellers attached to 6 booms on a fixed wing with all 12 propellers providing vertical lift during take-off and landing, and the forward 6 propellers tilting forward to cruise position to provide propulsion during forward flight with the wing providing aerodynamic lift like a conventional airplane.

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

Archer Direct

We also plan to selectively sell a certain amount of our eVTOL aircraft to third parties. We have entered into a purchase agreement (as further amended, the “United Purchase Agreement”) with United Airlines, Inc. (“United”) for the conditional purchase of up to $1.0 billion worth of aircraft, with an option for another $500.0 million worth of aircraft.

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

General and Administrative

General and administrative expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for employees associated with administrative services such as finance, legal, human resources, information technology, associated facilities costs, depreciation and non-cash technology and dispute resolution agreements expense. We expect our general and administrative expenses to increase in absolute dollars, primarily as a result of operating as a publicly-traded company, including expenses to comply with the rules and regulations applicable to publicly-traded companies, as well as additional expenses customary for a publicly-traded company, such as directors’ and officers’ liability insurance, director fees, and additional internal and external accounting and legal fees and expenses.

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

Interest Income, Net

Interest income, net primarily consists of interest income from our cash and cash equivalents and short-term investments in marketable securities, net of interest on notes payable.

Results of Operations
The following tables set forth our consolidated condensed statements of operations for the periods indicated:

	Three Months Ended June 30,
	2023	2022	Change $	Change %
	(In millions)
Operating expenses
Research and development (1)	$63.3	$37.8	$25.5	67%
General and administrative (1)	118.1	42.4	75.7	179%
Total operating expenses	181.4	80.2	101.2	126%
Loss from operations	(181.4)	(80.2)	(101.2)	126%
Other (expense) income, net	(6.6)	8.0	(14.6)	NM
Interest income, net	4.1	0.5	3.6	NM
Loss before income taxes	(183.9)	(71.7)	(112.2)	156%
Income tax expense	(0.2)	—	(0.2)	100%
Net loss	$(184.1)	$(71.7)	$(112.4)	157%
NM=Not Meaningful.

	Six Months Ended June 30,
	2023	2022	Change $	Change %
	(In millions)
Operating expenses
Research and development (1)	$129.1	$65.3	$63.8	98%
General and administrative (1)	162.2	80.2	82.0	102%
Other warrant expense	2.1	—	2.1	100%
Total operating expenses	293.4	145.5	147.9	102%
Loss from operations	(293.4)	(145.5)	(147.9)	102%
Other (expense) income, net	(9.3)	14.5	(23.8)	NM
Interest income, net	5.7	0.1	5.6	NM
Loss before income taxes	(297.0)	(130.9)	(166.1)	127%
Income tax expense	(0.2)	—	(0.2)	100%
Net loss	$(297.2)	$(130.9)	$(166.3)	127%
NM=Not Meaningful.

(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Research and development	$6.7	$6.9	$13.4	$12.3
General and administrative	19.8	18.7	38.8	37.8
Total stock-based compensation expense	$26.5	$25.6	$52.2	$50.1

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

Research and Development

Research and development expenses increased by $25.5 million, or 67%, for the three months ended June 30, 2023, compared to the same period ended June 30, 2022, as we invested in people and materials to advance our technology development. Specifically, the increase was primarily due to an increase of $10.9 million in costs related to professional services and tools and materials to support our increased research and development activities, an increase of $9.3 million in personnel-related expenses due to a significant increase in our workforce from the prior year period and an increase of $3.2 million in warrant expenses related to the warrants issued to Stellantis N.V. (“Stellantis”) in connection with the manufacturing and collaboration agreement between us and Stellantis. See Note 9 - Stock-Based Compensation for further details on our warrants.

Research and development expenses increased by $63.8 million, or 98%, for the six months ended June 30, 2023, compared to the same period ended June 30, 2022, as we invested in people and materials to advance our technology development. Specifically, the increase was primarily due to an increase of $31.2 million in costs related to professional services and tools and materials to support our increased research and development activities, an increase of $20.2 million in personnel-related expenses due to a significant increase in our workforce from the prior year period and an increase of $6.2 million in warrant expenses related to the warrants issued to Stellantis in connection with the manufacturing and collaboration agreement between us and Stellantis. See Note 9 - Stock-Based Compensation for further details on our warrants.

General and Administrative

General and administrative expenses increased by $75.7 million, or 179%, and $82.0 million, or 102%, for the three and six months ended June 30, 2023, respectively, compared to the same periods ended June 30, 2022. The increase was primarily due to a $73.0 million non-cash charge comprised of a $25.0 million non-cash charge associated with the Initial Vested Share Tranche and a $48.0 million non-cash charge for the unvested portion of the Warrant that is contingent and may never be realized, relating to the Technology and Dispute Resolution Agreements. For additional information, see Note 7 - Commitments and Contingencies — Litigation.

Other Warrant Expense

Other warrant expense increased by $2.1 million, or 100%, for the six months ended June 30, 2023, compared to the same period ended June 30, 2022. The increase was due to the vesting of United warrants associated with specific milestones. See Note 9 - Stock-Based Compensation for further details on our other warrant expense.

There was no other warrant expense recognized for each of the three months ended June 30, 2023 and 2022.

Other (Expense) Income, Net

Other (expense) income, net decreased by $14.6 million and $23.8 million for the three and six months ended June 30, 2023, respectively, compared to the same periods ended June 30, 2022, primarily due to changes in fair value of our warrant liabilities. See Note 3 - Summary of Significant Accounting Policies.

Interest Income, Net
Interest income, net increased by $3.6 million and $5.6 million for the three and six months ended June 30, 2023, respectively, compared to the same period ended June 30, 2022, primarily due to interest income from our cash and cash equivalents and short-term investments in marketable securities.

Liquidity and Capital Resources

As of June 30, 2023, our principal sources of liquidity were cash and cash equivalents of $407.6 million. We have incurred net losses since our inception and to date have not generated any revenues. We expect to incur additional losses and higher operating expenses for the foreseeable future. We believe that our existing cash and cash equivalents will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements.

On August 10, 2023, we entered into subscription agreements with certain investors providing for the private placement of 26,173,286 shares of Class A common stock of the Company for gross proceeds of approximately $145.0 million (the “Private Placement”).

On August 10, 2023, Stellantis waived certain conditions provided for in the Stellantis Forward Purchase Agreement relating to our actual achievement pursuant to Milestone 2 (as defined in the Stellantis Forward Purchase Agreement). In connection with this, we submitted an election notice to draw down upon the $70.0 million applicable to Milestone 2, which equals 12,313,234 shares of Common Stock. Such shares of Common Stock issuable to Stellantis upon such election notice will be subject to satisfaction of customary closing conditions, including the submission of a filing pursuant to the Hart-Scott Rodino Act.
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
The following includes our short-term and long-term material cash requirements from known contractual obligations as of June 30, 2023:
Notes Payable
We have short-term debt obligations of $5.0 million. See Note 6 - Notes Payable to the consolidated condensed financial statements for further details on our debt.
Leases
We lease office, lab, hangar, and storage facilities in the normal course of business. Under our operating leases as noted in Note 7 - Commitments and Contingencies to the consolidated condensed financial statements, we have current obligations of $5.0 million and long-term obligations of $21.0 million.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(In millions)
Net cash (used in) provided by:
Operating activities	$(120.8)	$(82.4)
Investing activities	$445.5	$(2.1)
Financing activities	$17.8	$(4.7)
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

Net cash used in operating activities during the six months ended June 30, 2023 was $120.8 million, resulting from a net loss of $297.2 million, adjusted for non-cash items consisting primarily of a $73.0 million non-cash charge comprised of a $25.0 million non-cash charge associated with the Initial Vested Share Tranche and a $48.0 million non-cash charge for the unvested portion of the Warrant that is contingent and may never be realized, relating to the Technology and Dispute Resolution Agreements (see Note 7 - Commitments and Contingencies — Litigation), $52.2 million in stock-based compensation primarily related to the 20,009,224 restricted stock units granted to the founders under the 2019 Equity Incentive Plan (the “Founder Grants”), a loss of $15.6 million due to a change in fair value of our warrant liabilities, and $8.7 million of research and development warrant expenses related to the warrants issued to Stellantis (see Note 9 - Stock-Based Compensation). The net cash provided by changes in our net operating assets and liabilities of $25.8 million was primarily related to a $12.8 million increase in accrued expenses and other current liabilities mainly due to professional service fees and expenses and a $8.2 million increase in accounts payable due to timing of payments.

Net cash used in operating activities during the six months ended June 30, 2022 was $82.4 million, resulting from a net loss of $130.9 million, adjusted for non-cash items consisting primarily of $50.1 million in stock-based compensation primarily related to the Founder Grants, partially offset by a gain of $14.5 million due to a change in fair value of our warrant liabilities. The net cash provided by changes in our net operating assets and liabilities of $6.8 million was primarily related to a $11.5 million increase in accrued expenses and other current liabilities mainly due to professional service fees and expenses, partially offset by a $2.5 million increase in prepaid expenses, primarily due to prepaid research and development-related expenses, and a $1.6 million decrease in accounts payable due to timing of payments.
Cash Flows Provided by (Used in) Investing Activities
Net cash provided by investing activities during the six months ended June 30, 2023 was $445.5 million, driven by proceeds from maturities of short-term investments of $465.0 million, partially offset by purchases of property and equipment of $19.5 million within the period.
Net cash used in investing activities during the six months ended June 30, 2022 was $2.1 million, driven by purchases of property and equipment within the period.
Cash Flows Provided by (Used in) Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2023 was $17.8 million, driven by proceeds from issuance of common stock to Stellantis of $25.0 million and proceeds from shares issued under the Employee Stock Purchase Plan of $1.3 million (see Note 9 - Stock-Based Compensation), partially offset by the repayment of term loans to Silicon Valley Bank, a division of First-Citizens Bank (the “Silicon Valley Bank Term Loans”) for $5.0 million and payments for taxes related to net share settlement of equity awards for $3.5 million.
Net cash used in financing activities during the six months ended June 30, 2022 was $4.7 million, consisting of the repayment of the Silicon Valley Bank Term Loans for $5.0 million, partially offset by $0.3 million proceeds from the exercise of stock options.
Critical Accounting Policies and Estimates
Our audited consolidated condensed financial statements and accompanying notes set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these consolidated condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
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
Credit Risk
Financial instruments, which subjects us to concentrations of credit risk, consist primarily of cash, cash equivalents, and short-term investments. Our cash and cash equivalents are held at several long-standing financial institutions located in the

United States of America. At times, cash account balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits ($250 thousand per depositor per institution). We have not experienced any losses due to these excess deposits and believe this risk is not significant. Our short-term investments consisted of high quality, investment grade marketable securities and were held at a major financial institution located in the United States. We have established guidelines regarding diversification of our investments and their maturities that are designed to preserve principal and achieve liquidity requirements. We review these guidelines and modify them as necessary based on updated liquidity needs and changes in our operations and financial position.
Emerging Growth Company and Smaller Reporting Company Status

Section 107(b) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Atlas initially elected, and we currently take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, we are not currently subject to the same implementation timeline for new or revised accounting standards as other public companies that are not emerging growth companies which may make comparison of our financials to those of other public companies more difficult.
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
Additionally, we are currently a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements.

Because the market value of our common stock held by our non-affiliates as of June 30, 2023, exceeded $700.0 million, we will generally lose the ability to rely on the scaled disclosure and other benefits associated with emerging growth company status and smaller reporting company status in our periodic reports and other filings with the SEC during the year ending December 31, 2024.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our short-term investments. We had cash, cash equivalents, and restricted cash totaling $414.8 million as of June 30, 2023. Cash equivalents were invested in money market funds. The primary objectives of our investment activities are to preserve principal and achieve liquidity requirements. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have had a material impact on the fair value of our portfolio for the periods presented.
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
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were ineffective, due to the material weaknesses described below.

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

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our investments and expenses may be greater than currently anticipated or there may be investments or expenses that are unforeseen, and we may not succeed in acquiring sufficient capital to offset these expenses and achieve significant revenue generation. We have a limited operating history and no historical data on the demand for our planned Archer UAM and Archer Direct businesses. As a result, our future capital requirements are difficult to predict and our actual capital requirements may be different from those we currently anticipate. We may need to seek equity or debt financing to finance a portion of our future capital requirements. Such financing might not be available to us when needed or on terms that are acceptable, or at all.

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

In addition, our future capital needs and other business needs or plans could require us to issue additional equity or debt securities or obtain a credit facility. For example, at the closing of the Private Placement, we have agreed to issue Wisk a warrant to purchase up to 13,176,895 shares of Class A Common Stock with an exercise price of $0.01 per share (the “Warrant”). The Warrant shall vest and be exercisable as follows: (i) immediately as to 4,512,636 of the shares underlying the Warrant (the “Initial Vested Share Tranche”) and (ii) for up to 8,664,259 of the shares (the “Second Tranche”) underlying the Warrant as determined six months from issuance. The extent to which the second tranche of the Warrant will vest is based on the value of Boeing’s investment in the Private Placement and the shares underlying the Initial Vested Share Tranche as determined six months from entry into the Warrant (the “Specified Date”). Any shares underlying the Warrant that do not vest in accordance with the foregoing shall be immediately forfeited and shall not become exercisable. If the value of the shares underlying First Boeing Investment and the Warrant plus any shares that become vested pursuant to the Second Tranche have a combined value of less than a certain specified amount as of the Specified Date, Archer will be required to pay the balance, if any, in cash. The issuance of additional equity or equity-linked securities could dilute our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations or our ability to pay dividends to our stockholders.

If we cannot raise additional capital when we need or want to, our operations and prospects could be negatively affected.

We are, and may in the future become, subject to legal proceedings, which may be time-consuming and expensive and, if adversely determined, could delay, limit or prevent our ability to commercialize our aircraft or otherwise execute on our business plans.

Pending legal proceedings and other future legal proceedings against us or our employees, regardless of outcome or merit, could be time consuming and expensive to defend or resolve, result in substantial diversion of management and technical resources, delay, limit or prevent our ability to make, develop, commercialize or deploy our aircraft and aerial ride sharing services and deteriorate our reputation and our business relationships, any of which could make it more difficult or impossible for us to operate our business or otherwise execute on our business plan and significantly adversely affect our business, financial condition, or results of operations. In the event of an adverse outcome of litigation, we may have to cease developing and/or using the asserted intellectual property, which could significantly adversely impact our business, financial condition, or results of operation.

We are party to certain purchase agreements and other contract orders for our Midnight aircraft and the provision of related services that contain conditions with respect to the purchase of our aircraft or that require us to perform and provide certain deliverables. If the conditions to or performance obligations under such contracts are not met, or if such contracts are otherwise canceled, modified or delayed, our prospects, results of operations, liquidity and cash flow will be harmed.

We are party to certain purchase agreements, including the United Purchase Agreement, as well as other contract orders for our Midnight aircraft and the provision of related services, including with the United States Air Force (the “USAF Contracts”), that contain conditions with respect to the purchase of our aircraft or that require us to perform and deliver certain test, certificates and other services. Payment obligations under the United Purchase Agreement, for example, are conditioned upon, among other things, us receiving certification of our aircraft by the FAA and further negotiation and reaching mutual agreement on certain material terms, such as aircraft specifications, warranties, usage and transfer of the aircraft, performance guarantees, delivery periods, most favored nation provisions, the type and extent of assistance to be provided by United in obtaining certification of the aircraft for its intended use, territorial restrictions, rights to jointly developed intellectual property, escalation adjustments and other matters. The obligations of United to consummate an order pursuant to the United Purchase Agreement will arise only after all such material terms are agreed by the parties. Payment obligations under the USAF Contracts are predicated upon, among other things, our ability to complete the design, development and ground test of our Midnight aircraft, our delivery of certain test reports and certificates, the receipt of an FAA Airworthiness Certificate, the development of pilot and maintenance training workshops, the completion of flight tests and the delivery of a certain number of our Midnight production aircraft. The obligations of the United States Air Force to provide funding will arise only after a particular deliverable has been received and accepted by the United States Air Force. Further, with respect to the United Purchase Agreement, in addition to other termination rights set forth in the United Purchase Agreement and the Collaboration Agreement with United (the “United Collaboration Agreement”), if the parties do not agree on such material terms, either party will have the right to terminate the agreements if such party determines in its discretion that it is not likely that such material terms will be agreed in a manner that is consistent with such party’s business and operational interests (as those interests may change from time to time). The USAF Contracts may be terminated by the United States Air Force upon advanced written notice, and may also be subject to stop orders issued by the United States Air Force, If the United Purchase Agreement, the USAF Contracts or any future purchase agreements or contracts are canceled, modified or delayed, or otherwise not consummated, or if we are otherwise unable to convert our strategic relationships or collaborations into revenue, our prospects, results of operations, liquidity and cash flow will be affected.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain additional executive management and qualified board members.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations has increased, and will continue to increase, our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight have been and may in the future be required. Because the market value of our common stock held by non-affiliates as of June 30, 2023, exceeded $700.0 million, we will lose emerging growth company status under the JOBS Act as of December 31, 2023. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses.

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

We are currently an emerging growth company and smaller reporting company within the meaning of the Securities Act, and the reduced reporting requirements applicable to emerging growth companies or smaller reporting companies could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We are currently an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). As such, we are eligible for and may take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders currently may not have access to certain information they may deem important. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Additionally, we are currently a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Because the market value of our common stock held by our non-affiliates as of June 30, 2023, exceeded $700.0 million, we will generally lose the ability to rely on the scaled disclosure and other benefits associated with emerging growth company status and smaller reporting company status in our periodic reports and other filings with the SEC during the year ending December 31, 2024. We expect that our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting for the year ended December 31, 2023, as we will be a “large accelerated filer” as of December 31, 2023, based on the assessment of our public float as of June 30, 2023. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that are filed with the SEC.
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
Sales of Unregistered Securities

On June 23, 2023, we issued 6,337,039 shares of Class A common stock to Stellantis N.V. in connection with the first milestone under the Forward Purchase Agreement, dated January 3, 2023, between Stellantis and us (“Tranche 1 Issuance”). The shares of Class A common stock were issued at a price per share of $3.94506 and we received approximately $25.0 million in gross proceeds from the Tranche 1 Issuance. The Tranche 1 Issuance was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

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

ARCHER AVIATION INC.

August 14, 2023	By:	/s/ Mark Mesler
Mark Mesler
Chief Financial Officer (Principal Financial and Accounting Officer)