Form 10-Q
period 2023-09-30
Archer Aviation Inc.
filed 2023-11-09
CIK 1824502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 6, 2023, the number of shares of the registrant’s Class A common stock outstanding was 254,266,961, and the number of shares of the registrant’s Class B common stock outstanding was 46,510,746.

Archer Aviation Inc.
For 10-Q
For the Quarterly Period Ended September 30, 2023

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2023 (the “Annual Report”) and in Part II, Item 1A, “Risk Factors” in the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2023 (the “Q2 10-Q”). Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, the Annual Report, the Q2 10-Q, and other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. Moreover, new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks and uncertainties, the future events and circumstances discussed in this Quarterly Report and the Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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
ii

Part I - Financial Information
Item 1. Financial Statements
Archer Aviation Inc.
Consolidated Condensed Balance Sheets
(In millions, except share and per share data; unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$461.4	$69.4
Restricted cash	7.3	2.9
Short-term investments	—	461.8
Prepaid expenses	3.9	9.8
Other current assets	3.1	1.6
Total current assets	475.7	545.5
Property and equipment, net	49.9	11.5
Intangible assets, net	0.4	0.4
Right-of-use assets	9.5	11.9
Other long-term assets	4.1	4.5
Total assets	$539.6	$573.8
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15.6	$3.6
Current portion of lease liabilities	2.9	3.7
Notes payable	2.3	9.3
Accrued expenses and other current liabilities	96.2	36.7
Total current liabilities	117.0	53.3
Lease liabilities, net of current portion	13.5	9.2
Warrant liabilities	32.8	7.0
Other long-term liabilities	11.8	11.0
Total liabilities	175.1	80.5
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 700,000,000 shares authorized; 239,254,975 and 177,900,738 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Class B common stock, $0.0001 par value; 300,000,000 shares authorized; 46,190,423 and 63,738,197 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	1,404.2	1,185.0
Accumulated deficit	(1,039.7)	(690.9)
Accumulated other comprehensive loss	—	(0.8)
Total stockholders’ equity	364.5	493.3
Total liabilities and stockholders’ equity	$539.6	$573.8
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Operations
(In millions, except share and per share data; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$67.8	$47.0	$196.9	$112.3
General and administrative (Note 9)	(21.6)	40.8	140.6	121.0
Other warrant expense	—	6.0	2.1	6.0
Total operating expenses	46.2	93.8	339.6	239.3
Loss from operations	(46.2)	(93.8)	(339.6)	(239.3)
Other (expense) income, net	(10.4)	1.3	(19.7)	15.8
Interest income, net	5.1	1.5	10.8	1.6
Loss before income taxes	(51.5)	(91.0)	(348.5)	(221.9)
Income tax expense	(0.1)	—	(0.3)	—
Net loss	$(51.6)	$(91.0)	$(348.8)	$(221.9)

Net loss per share, basic and diluted	$(0.19)	$(0.38)	$(1.35)	$(0.93)
Weighted-average shares outstanding, basic and diluted	277,683,468	240,252,605	258,770,262	239,374,195
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Comprehensive Loss
(In millions; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(51.6)	$(91.0)	$(348.8)	$(221.9)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	—	(1.2)	0.8	(1.2)
Comprehensive loss	$(51.6)	$(92.2)	$(348.0)	$(223.1)
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In millions, except share data; unaudited)

	Common Stock				Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Class A		Class B			Accumulated Deficit		Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	177,900,738	$—	63,738,197	$—	$1,185.0	$(690.9)	$(0.8)	$493.3
Conversion of Class B common stock to Class A common stock	2,250,000	—	(2,250,000)	—	—	—	—	—
Issuance of restricted stock units and restricted stock expense	2,191,898	—	—	—	18.8	—	—	18.8
Exercise of stock options	316,116	—	233,190	—	0.1	—	—	0.1
Issuance of warrants and warrant expense	—	—	—	—	6.3	—	—	6.3
Common stock withheld related to net share settlement of equity awards	(786,342)	—	—	—	(2.3)	—	—	(2.3)
Stock-based compensation	—	—	—	—	6.3	—	—	6.3
Net loss	—	—	—	—	—	(113.1)	—	(113.1)
Other comprehensive income	—	—	—	—	—	—	0.7	0.7
Balance as of March 31, 2023	181,872,410	$—	61,721,387	$—	$1,214.2	$(804.0)	$(0.1)	$410.1
Conversion of Class B common stock to Class A common stock	14,109,310	—	(14,109,310)	—	—	—	—	—
Issuance of restricted stock units and restricted stock expense	1,834,274	—	—	—	16.2	—	—	16.2
Exercise of stock options	306,003	—	233,192	—	0.1	—	—	0.1
Issuance of warrants and warrant expense	—	—	—	—	4.5	—	—	4.5
Common stock withheld related to net share settlement of equity awards	(592,025)	—	—	—	(1.2)	—	—	(1.2)
Common stock issued under employee stock purchase plan	601,105	—	—	—	1.3	—	—	1.3
Common stock issued under stock purchase agreement	6,337,039	—	—	—	21.4	—	—	21.4
Stock-based compensation	—	—	—	—	7.9	—	—	7.9
Net loss	—	—	—	—	—	(184.1)	—	(184.1)
Other comprehensive income	—	—	—	—	—	—	0.1	0.1
Balance as of June 30, 2023	204,468,116	$—	47,845,269	$—	$1,264.4	$(988.1)	$—	$276.3
Conversion of Class B common stock to Class A common stock	1,888,036	—	(1,888,036)	—	—	—	—	—
Issuance of Class A common stock	1,985,559	—	—	—	11.0	—	—	11.0
Issuance of restricted stock units and restricted stock expense	1,527,815	—	—	—	(49.8)	—	—	(49.8)
Exercise of stock options	269,385	—	233,190	—	0.1	—	—	0.1

Consolidated Condensed Statements of Stockholders’ Equity, continued
Issuance of warrants and warrant expense	—	—	—	—	30.8	—	—	30.8
Exercise of warrants	2,942,778	—	—	—	—	—	—	—
PIPE financing	26,173,286	—	—	—	139.0	—	—	139.0
Stock-based compensation	—	—	—	—	8.7	—	—	8.7
Net loss	—	—	—	—	—	(51.6)	—	(51.6)
Other comprehensive loss	—	—	—	—	—	—	—	—
Balance as of September 30, 2023	239,254,975	$—	46,190,423	$—	$1,404.2	$(1,039.7)	$—	$364.5
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In millions, except share data; unaudited)

	Common Stock				Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Class A		Class B			Accumulated Deficit		Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	162,789,591	$—	74,937,945	$—	$1,072.5	$(373.6)	$—	$698.9
Conversion of Class B common stock to Class A common stock	1,757,980	—	(1,757,980)	—	—	—	—	—
Issuance of restricted stock units and restricted stock expense	300,014	—	—	—	16.0	—	—	16.0
Exercise of stock options	353,640	—	399,621	—	0.1	—	—	0.1
Issuance of warrants and warrant expense	—	—	—	—	1.2	—	—	1.2
Stock-based compensation	—	—	—	—	6.7	—	—	6.7
Net loss	—	—	—	—	—	(59.2)	—	(59.2)
Balance as of March 31, 2022	165,201,225	$—	73,579,586	$—	$1,096.5	$(432.8)	$—	$663.7
Conversion of Class B common stock to Class A common stock	4,190,561	—	(4,190,561)	—	—	—	—	—
Issuance of restricted stock units and restricted stock expense	992,006	—	—	—	17.9	—	—	17.9
Exercise of stock options	341,987	—	1,342,726	—	0.2	—	—	0.2
Issuance of warrants and warrant expense	—	—	—	—	1.6	—	—	1.6
Cancellation of Class B common stock (Note 9)	—	—	(5,002,306)	—	—	—	—	—
Stock-based compensation	—	—	—	—	6.5	—	—	6.5
Net loss	—	—	—	—	—	(71.7)	—	(71.7)
Balance as of June 30, 2022	170,725,779	$—	65,729,445	$—	$1,122.7	$(504.5)	$—	$618.2
Conversion of Class B common stock to Class A common stock	1,182,629	—	(1,182,629)	—	—	—	—	—
Issuance of restricted stock units and restricted stock expense	1,568,279	—	—	—	18.4	—	—	18.4
Exercise of stock options	334,978	—	233,190	—	0.1	—	—	0.1
Issuance of warrants and warrant expense	—	—	—	—	6.4	—	—	6.4
Stock-based compensation	—	—	—	—	6.3	—	—	6.3
Net loss	—	—	—	—	—	(91.0)	—	(91.0)
Other comprehensive loss	—	—	—	—	—	—	(1.2)	(1.2)
Balance as of September 30, 2022	173,811,665	$—	64,780,006	$—	$1,153.9	$(595.5)	$(1.2)	$557.2
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Cash Flows
(In millions; unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(348.8)	$(221.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other	4.2	2.7
Debt discount and issuance cost amortization	0.5	0.4
Stock-based compensation	24.8	76.3
Change in fair value of warrant liabilities and other warrant costs	25.8	(14.4)
Gain on issuance of common stock	(3.6)	—
Non-cash lease expense	3.1	3.2
Research and development warrant expense	13.1	2.9
Other warrant expense	2.1	6.0
Technology and dispute resolution agreements expense	75.3	—
Interest income on short-term investments	—	(0.3)
Accretion and amortization income of short-term investments	(2.3)	(1.4)
Changes in operating assets and liabilities:
Prepaid expenses	5.9	(3.2)
Other current assets	0.3	(0.5)
Other long-term assets	(0.1)	1.8
Accounts payable	10.3	1.5
Accrued expenses and other current liabilities	(1.6)	5.9
Operating lease right-of-use assets and lease liabilities, net	2.8	(2.5)
Other long-term liabilities	0.6	10.3
Net cash used in operating activities	(187.6)	(133.2)
Cash flows from investing activities
Purchase of short-term investments	—	(487.6)
Proceeds from maturities of short-term investments	465.0	—
Purchase of property and equipment	(35.3)	(3.6)
Net cash provided by (used in) investing activities	429.7	(491.2)
Cash flows from financing activities
Repayment of long-term debt	(7.5)	(7.5)
Payments for taxes related to net share settlement of equity awards	(3.5)	—
Proceeds from PIPE financing	145.0	—
Payment of offering costs in connection with PIPE financing	(6.0)	—
Proceeds from exercise of stock options	—	0.4
Proceeds from shares issued under employee stock purchase plan	1.3	—
Proceeds from issuance of common stock	25.0	—
Net cash provided by (used in) financing activities	154.3	(7.1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	396.4	(631.5)
Cash, cash equivalents, and restricted cash, beginning of period	72.3	746.9
Cash, cash equivalents, and restricted cash, end of period	$468.7	$115.4
Supplemental Cash Flow Information:
Cash paid for interest	$0.7	$1.2
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$9.9	$3.2
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
Note 2 - Liquidity and Going Concern
Since the Company’s formation, the Company has devoted substantial effort and capital resources to the design and development of its planned eVTOL aircraft and UAM network. Funding of these activities has primarily been through the net proceeds received from the issuance of related and third-party debt (Note 6), and the sale of preferred and common stock to related and third parties (Note 8). Through September 30, 2023, the Company has incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $1,039.7 million. As of September 30, 2023, the Company had cash and cash equivalents of $461.4 million, which management believes will be sufficient to fund the Company’s current operating plan for at least the next 12 months from the date these consolidated condensed financial statements were issued.
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
Note 3 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of financial position, results of operations, and cash flows for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated condensed financial statements should be read in conjunction with the Company’s audited

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
consolidated financial statements as of and for the fiscal year ended December 31, 2022 set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2023. The December 31, 2022 consolidated condensed balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.
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

Cash, Cash Equivalents, and Restricted Cash
Cash consists of cash on deposit with financial institutions. Cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of three months or less from the date of purchase. As of September 30, 2023 and December 31, 2022, the Company’s cash and cash equivalents included money market funds of $400.4 million and $4.4 million, respectively.
Restricted cash consists primarily of cash held as security for the Company’s standby letters of credit. Refer to Note 7 - Commitments and Contingencies for further details.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated condensed balance sheets that sum to amounts reported on the statements of cash flows (in millions):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$461.4	$69.4
Restricted cash	7.3	2.9
Total cash, cash equivalents, and restricted cash	$468.7	$72.3

Short-Term Investments
The Company had short-term investments in marketable securities with original maturities of less than one year, including U.S. Treasury securities, corporate debt securities and commercial paper. The Company classifies its marketable securities as available-for-sale at the time of purchase and reevaluates such classification at each balance sheet date. These marketable securities are carried at fair value, and unrealized gains and losses are recorded in other comprehensive loss in the consolidated condensed statements of comprehensive loss, which is reflected as a component of stockholders’ equity. These marketable securities are assessed as to whether those with unrealized loss positions are other than temporarily impaired. The Company considers impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely the securities will be sold before the recovery of their cost basis. If the impairment is deemed other than temporary, the security is written down to its fair value and a loss is recognized in other income. Realized gains and losses from the sale of marketable securities and from declines in value deemed to be other than temporary are determined based on the specific identification method and recognized in other income, net in the consolidated condensed statements of operations.

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
The carrying amounts of the Company’s cash, accounts payable, accrued compensation, and accrued liabilities approximate their fair values due to the short-term nature of these instruments.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in millions):

	As of September 30, 2023
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market funds	$400.4	$—	$—	$400.4

Liabilities:
Warrant Liability – Public Warrants	$21.4	$—	$—	$21.4
Warrant Liability – Private Placement Warrants	$—	$—	$11.4	$11.4
Accrued technology and dispute resolutions agreements liability	$—	$—	$49.0	$49.0

	As of December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market funds	$4.4	$—	$—	$4.4
Short-Term Investments:
U.S. Treasury securities	$316.6	$—	$—	$316.6
Corporate debt securities	$—	$20.1	$—	$20.1
Commercial paper	$—	$125.1	$—	$125.1

Liabilities:
Warrant Liability – Public Warrants	$4.5	$—	$—	$4.5
Warrant Liability – Private Placement Warrants	$—	$—	$2.5	$2.5

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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
valued using quoted market prices in active markets. The Company classifies its investments in corporate debt securities and commercial paper as Level 2, because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.

The following table presents a summary of the Company’s cash equivalents and short-term investments as of September 30, 2023 and December 31, 2022 (in millions):

	As of September 30, 2023
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash Equivalents:
Money market funds	$400.4	$—	$—	$400.4
Total	$400.4	$—	$—	$400.4

	As of December 31, 2022
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash Equivalents:
Money market funds	$4.4	$—	$—	$4.4
Short-Term Investments:
U.S. Treasury securities	317.4	—	(0.8)	316.6
Corporate debt securities	20.1	—	—	20.1
Commercial paper	125.1	—	—	125.1
Total	$467.0	$—	$(0.8)	$466.2

The unrealized losses related to the Company’s short-term investments were primarily due to changes in interest rates and not due to increased credit risk or other valuation concerns. During the three and nine months ended September 30, 2023, the Company had no other-than-temporary impairments.

Public Warrants

The measurement of the public warrants as of September 30, 2023 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “ACHR WS.” The quoted price of the public warrants was $1.23 per warrant as of September 30, 2023.
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
The key inputs into the Monte Carlo simulation model for the private placement warrants are as follows:

Input	September 30, 2023	December 31, 2022
Stock price	$5.06	$1.87
Strike price	$11.50	$11.50
Dividend yield	0.00%	0.00%
Term (in years)	2.96	3.71
Volatility	70.9%	75.0%
Risk-free rate	4.75%	4.14%

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)

Accrued Technology and Dispute Resolution Agreements Liability

Under the Technology and Dispute Resolution Agreements, the Company recognized an accrued technology and dispute resolution agreements liability related to the unvested warrants for the Second Tranche (capitalized terms defined below). See Note 7 - Commitments and Contingencies for further details. The Company utilizes a Monte Carlo simulation model for the accrued technology and dispute resolution agreements liability at each reporting period, with changes in fair value recognized in the consolidated condensed statements of operations. The estimated fair value of the accrued technology and dispute resolution agreements liability is determined using Level 3 inputs. Inherent in a Monte Carlo simulation model are assumptions related to expected share-price volatility, expected life, risk-free interest rate, and dividend yield.

The key inputs into the Monte Carlo simulation model for the accrued technology and dispute resolution agreements liability are as follows:

Input	September 30, 2023
Stock price	$5.06
Strike price	$0.01
Dividend yield	0.00%
Term (in years)	0.36
Volatility	98.0%
Risk-free rate	5.4%
The following table presents the change in fair value of the Company’s Level 3 private placement warrants and accrued technology and dispute resolution agreements liability during the nine months ended September 30, 2023 (in millions):

Balance as of December 31, 2022	$2.5
Additions: accrued technology and dispute resolution agreements liability	49.0
Change in fair value	8.9
Balance as of September 30, 2023 (1)	$60.4
(1) As of September 30, 2023, $11.4 million and $49.0 million were recorded within warrant liabilities and accrued expenses and other current liabilities, respectively, in the consolidated condensed balance sheets.

In connection with changes in the fair value of the Company’s public and private placement warrants, the Company recognized a loss of $10.2 million and $25.8 million within other (expense) income, net in the consolidated condensed statements of operations during the three and nine months ended September 30, 2023, respectively. Refer to Note 12 - Liability Classified Warrants for additional information about the public and private placement warrants.

In connection with the change in fair value of the accrued technology and dispute resolution agreements liability, the Company recognized a loss of $2.3 million within general and administrative expenses in the consolidated condensed statements of operations during each of the three and nine months ended September 30, 2023. Refer to Note 7 - Commitments and Contingencies for additional information about the accrued technology and dispute resolution agreements liability.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Certain financial instruments, including debt, are not measured at fair value on a recurring basis in the consolidated condensed balance sheets. The fair value of debt as of September 30, 2023 approximates its carrying value (Level 2). Refer to Note 6 - Notes Payable for additional information.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Certain assets and liabilities are subject to measurement at fair value on a non-recurring basis if there are indicators of impairment or if they are deemed to be impaired as a result of an impairment review.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
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
As of each of September 30, 2023 and December 31, 2022, the net carrying amounts for the domain names were $0.4 million, respectively, and were recorded in the Company’s consolidated condensed balance sheets.

Cloud Computing Arrangements

The Company capitalizes certain implementation costs incurred in the application development stage of projects related to its cloud computing arrangements that are service contracts. Capitalized implementation costs are recognized in other long-term assets in the consolidated condensed balance sheets and amortized on a straight-line basis over the fixed, noncancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. As of September 30, 2023 and December 31, 2022, the net carrying amounts of the Company’s capitalized cloud computing implementation costs were $3.6 million and $3.7 million, respectively.

Contract Liabilities

The Company records contract liabilities related to differences between the timing of cash receipts from the customer and the recognition of revenue. As of September 30, 2023 and December 31, 2022, our contract liability balances were $10.8 million and $10.0 million, respectively, and recorded in other long-term liabilities in the Company’s consolidated condensed balance sheets. As of September 30, 2023, our contract liabilities consisted of a $10.0 million pre-delivery payment received from United Airlines, Inc. under the terms of the Amended United Purchase Agreement (defined below) (see Note 9 - Stock-Based Compensation), and a $0.8 million payment received under a contract order with the United States Air Force for the design, development, and ground test of our production aircraft, Midnight.

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
Contingently issuable shares, including equity awards with performance conditions, are considered outstanding common shares and included in the computation of basic net loss per share as of the date that all necessary conditions to earn the awards have been satisfied. Prior to the end of the contingency period, the number of contingently issuable shares included in diluted net loss per share is based on the number of shares, if any, that would be issuable under the terms of the arrangement at the end of the reporting period.
Because the Company reported net losses for all periods presented, all potentially dilutive common stock equivalents are antidilutive and have been excluded from the calculation of net loss per share. The diluted net loss per common share was the same for Class A and Class B common shares because they are entitled to the same liquidation and dividend rights.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
The following table presents the number of antidilutive shares excluded from the calculation of diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options to purchase common stock	3,605,513	5,973,985	3,605,513	5,973,985
Unvested restricted stock units	34,348,088	44,908,284	34,348,088	44,908,284
Warrants	52,011,560	30,558,565	52,011,560	30,558,565
Shares issuable under the Employee Stock Purchase Plan (Note 9)	684,108	—	684,108	—
Total	90,649,269	81,440,834	90,649,269	81,440,834
Comprehensive Loss
Comprehensive loss includes all changes in equity during the period from non-owner sources. The Company’s comprehensive loss consists of its net loss and its unrealized gains or losses on available-for-sale securities.

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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Note 4 - Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	September 30, 2023	December 31, 2022
Furniture, fixtures, and equipment	$6.5	$1.5
Computer hardware	5.2	4.5
Computer software	0.9	0.7
Website design	0.8	0.7
Leasehold improvements	29.6	2.9
Construction in progress	14.1	4.8
Total property and equipment	57.1	15.1
Less: Accumulated depreciation	(7.2)	(3.6)
Total property and equipment, net	$49.9	$11.5
Construction in progress includes costs incurred for the Company’s manufacturing facilities to be constructed in Covington, Georgia and other assets that have not yet been placed in service.
The following table presents depreciation expense included in each respective expense category in the consolidated condensed statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$1.7	$0.8	$3.3	$1.7
General and administrative	0.1	0.2	0.4	0.6
Total depreciation expense	$1.8	$1.0	$3.7	$2.3
Note 5 - Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	September 30, 2023	December 31, 2022
Accrued professional fees	$9.0	$17.2
Accrued employee costs	14.1	7.8
Accrued parts and materials	10.3	5.2
Taxes payable	0.9	0.3
Accrued capital expenditures	9.2	2.9
Accrued cloud computing implementation costs	0.9	2.0
Accrued marketing fees	—	0.2
Accrued technology and dispute resolution agreements liability (Note 7)	49.0	—
Other current liabilities	2.8	1.1
Total	$96.2	$36.7

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Note 6 - Notes Payable
The Company’s notes payable consisted of the following (in millions):

	September 30, 2023	December 31, 2022
Silicon Valley Bank (“SVB”) Term Loans	$2.5	$10.0
Term Loans unamortized discount and loan issuance costs	(0.2)	(0.7)
Total debt, net of discount and loan issuance costs	2.3	9.3
Less current portion, net of discount and loan issuance costs	(2.3)	(9.3)
Total long-term notes payable, net of discount and loan issuance costs	$—	$—

SVB Loan
On July 9, 2021, the Company, as the borrower, entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with SVB and SVB Innovation Credit Fund VIII, L.P. (“SVB Innovation”) as the lenders, and SVB as the collateral agent. The total principal amount of the loans is $20.0 million (the “Term Loans”), and all obligations due under the Term Loans are collateralized by all of the Company’s right, title, and interest in and to its specified personal property in favor of the collateral agent. The Term Loans include events of default and covenant provisions, whereby accelerated repayment may result if the Company were to default. On January 1, 2022, the Company began repaying the Term Loans, which are payable in 24 equal monthly installments, including principal and interest. The interest rate on the loans is a floating rate per annum equal to the greater of (i) 8.5% and (ii) the Prime Rate plus the Prime Rate Margin (each as defined in the Loan and Security Agreement), which increases by 2% per annum upon the occurrence of an event of default. For the three and nine months ended September 30, 2023, the Company recognized interest expense of $0.1 million and $0.6 million, respectively. For the three and nine months ended September 30, 2022, the Company recognized interest expense of $0.3 million and $1.1 million, respectively.
Additionally, in conjunction with the issuance of the Term Loans, the Company issued 366,140 warrants to SVB and 366,140 warrants to SVB Innovation, totaling 732,280 warrants. The Company issued the warrants to the lenders as consideration for entering into the Term Loans, representing a loan issuance fee. Each warrant provides SVB and SVB Innovation with the right to purchase one share of the Company’s Class A common stock. The Company recorded the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized as a gain or loss in the Company’s consolidated condensed statements of operations. The initial offsetting entry to the warrant liability was a debt discount recorded to reflect the loan issuance fee. See Note 12 - Liability Classified Warrants for further details. Effective March 27, 2023, the Term Loans and warrants were assigned to and assumed by First-Citizens Bank & Trust Company on the original terms and conditions of the financial instruments.

Upon the closing of the business combination between the Company, Atlas Crest Investment Corp. (“Atlas”) and Artemis Acquisition Sub Inc. (the “Business Combination”) on September 16, 2021 (the “Closing Date”), the SVB warrants became public warrants. The subsequent measurement of the SVB warrants as of September 30, 2023 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “ACHR WS.” The quoted price of the public warrants was $1.23 as of September 30, 2023.
During the three and nine months ended September 30, 2023, the Company recognized interest expense of $0.2 million and $0.5 million related to the amortization of the discount and issuance costs, respectively. During the three and nine months ended September 30, 2022, the Company recognized interest expense of $0.1 million and $0.4 million related to the amortization of the discount and issuance costs, respectively. The unamortized balance of the discount and issuance costs was $0.2 million as of September 30, 2023.
The future scheduled principal maturities of notes payable as of September 30, 2023 are as follows (in millions):

Remaining 2023	$2.5
$2.5

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Note 7 - Commitments and Contingencies
Operating Leases
The Company leases office, lab, hangar, and storage facilities under various operating lease agreements with lease periods expiring between 2023 and 2030 and generally containing periodic rent increases and various renewal and termination options.
The Company’s lease costs were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$1.2	$1.5	$4.5	$4.1
Short-term lease cost	—	0.1	0.6	0.1
Total lease cost	$1.2	$1.6	$5.1	$4.2
The Company’s weighted-average remaining lease term and discount rate as of September 30, 2023 and 2022 were as follows:

	2023	2022
Weighted-average remaining lease term (in months)	59	41
Weighted-average discount rate	14.66%	11.46%
The minimum aggregate future obligations under the Company’s non-cancelable operating leases as of September 30, 2023 were as follows (in millions):

Remaining 2023	$1.2
2024	5.4
2025	5.0
2026	4.6
2027	2.1
Thereafter	6.7
Total future lease payments	25.0
Less: leasehold improvement allowance	(0.7)
Total net future lease payments	24.3
Less: imputed interest	(7.9)
Present value of future lease payments	$16.4
Supplemental cash flow information and non-cash activities related to right-of-use assets and lease liabilities were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating cash outflows from operating leases	$1.0	$0.9	$3.8	$2.7
Operating lease liabilities from obtaining right-of-use assets	$—	$—	$0.4	$9.2

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
As of September 30, 2023, the Company had standby letters of credit in the aggregate outstanding amount of $6.2 million, secured with restricted cash.
Litigation
During the ordinary course of the business, the Company may be subject to legal proceedings, various claims, and litigation. Such proceedings can be costly, time consuming, and unpredictable, and therefore, no assurance can be given that the final outcome of such proceedings will not materially impact the Company’s financial condition or results of operations.
Wisk Settlement
On August 10, 2023, the Company, the Boeing Company (“Boeing”) and Wisk Aero LLC (“Wisk”) (a wholly-owned subsidiary of Boeing) entered into a series of agreements that provide for, among other things, for certain investments by Boeing into the Company and an autonomous flight technology collaboration between Wisk and the Company, the issuance of certain warrants to Wisk and resolution of the federal and state court litigation between the parties (the “Technology and Dispute Resolution Agreements”).

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

In addition, Boeing has agreed to participate in a subsequent private placement of equity or equity-linked securities by the Company, if any, that occurs on or prior to a specified date (the “Second Boeing Investment”). Concurrently with the closing of the Second Boeing Investment, the Company would issue to Wisk a subsequent warrant to purchase a certain number of shares of Common Stock at an exercise price of $0.01 per share, in connection with Wisk’s services related to the insertion of its autonomy technology into the Company’s aircraft.

The Company recorded the Initial Vested Share Tranche within equity at its fair value. The Company recognized technology and dispute resolution agreements expense for the Initial Vested Share Tranche upon issuance. The Company recorded the Second Tranche as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized as a gain or loss in the Company’s consolidated condensed statements of operations. The initial offsetting entry to the warrant liability was technology and dispute resolution agreements expense. During the three months ended September 30, 2023, the Company recorded a loss of $2.3 million to recognize the change in fair value of the Second Tranche. During the nine months

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
ended September 30, 2023, the Company recorded a $75.3 million non-cash charge in general and administrative expenses consisting of a $26.3 million non-cash charge associated with the Initial Vested Share Tranche and a $49.0 million non-cash charge for the unvested portion of the Warrant that is subject to the vesting criteria described above and may never be realized.
Note 8 - Preferred and Common Stock
Preferred Stock
As of September 30, 2023, no shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.

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
Dividends
Holders of Class A common stock and Class B common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefor. No dividends on common stock have been declared by the Company’s board of directors through September 30, 2023, and the Company does not expect to pay dividends in the foreseeable future.
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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
During the three and nine months ended September 30, 2023, 1,888,036 and 18,247,346 shares of Class B common stock were converted into Class A common stock, respectively. During the three and nine months ended September 30, 2022, 1,182,629 and 7,131,170 shares of Class B common stock were converted into Class A common stock, respectively.
On August 10, 2023, the Company entered into subscription agreements with certain investors providing for the private placement of 26,173,286 shares of Common Stock, resulting in net proceeds of approximately $139.0 million, after deducting offering costs.
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

Employee Stock Purchase Plan

In August 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately upon the closing of the Business Combination. The ESPP permits eligible employees to purchase shares of Class A common stock at a price equal to 85% of the lower of the fair market value of Class A common stock on the first day of an offering or on the date of purchase. Additionally, the number of shares of Class A common stock reserved for issuance under the ESPP will automatically increase on January 1st of each year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by the lesser of (i) 1.0% of the total number of shares of Class A common stock outstanding on December 31 of the preceding year; (ii) 9,938,118 shares of Class A common stock; or (iii) a lesser number of shares of Class A common stock determined by the board of directors prior to the date of the increase. In accordance therewith, the number of shares of Class A common stock reserved for issuance under the ESPP increased by 1,809,383 on January 1, 2023. As of September 30, 2023, the maximum number of shares authorized for issuance under the ESPP was 8,406,337, of which 7,805,232 shares remained available under the ESPP.

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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)

During the nine months ended September 30, 2023, for the six-month ESPP offering period that ended on May 31, 2023, employees purchased 601,105 shares at a price of $2.19 per share.

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

During the three and nine months ended September 30, 2023, the Company recognized stock-based compensation expense of $0.4 million and $1.0 million for the ESPP, respectively. There was no stock-based compensation expense recognized for the ESPP during each of the three and nine months ended September 30, 2022.

As of September 30, 2023, the total remaining stock-based compensation expense was $0.2 million for the ESPP, which is expected to be recognized over the current six-month offering period until November 30, 2023.

Annual Equity Awards
Subject to the achievement of certain performance goals established by the Company from time to time, the Company’s employees are eligible to receive an annual incentive bonus that will entitle them to an annual grant of a number of restricted stock units (“RSUs”) determined by dividing the annual bonus target amount by the closing price of the Company’s Class A common stock on the date of grant. The RSUs will be fully vested on the date of grant. Furthermore, all the annual equity awards are contingent and issued only upon approval by the Company’s board of directors or the compensation committee. During the three and nine months ended September 30, 2023, the Company recognized stock-based compensation expense of $2.8 million and $8.8 million, respectively, and during the three and nine months ended September 30, 2022, the Company recognized stock-based compensation expense of $2.6 million and $6.6 million, respectively, related to these annual equity awards.

Stock Options
A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2023	5,335,974	$0.12	7.66	$9.4
Exercised	(1,591,076)	$0.12		$5.5
Expired/forfeited	(139,385)	$0.12
Outstanding as of September 30, 2023	3,605,513	$0.12	6.91	$17.8
Exercisable as of September 30, 2023	1,260,335	$0.13	7.01	$6.2
Vested and expected to vest as of September 30, 2023	3,605,513	$0.12	6.91	$17.8
The Company recognized stock-based compensation expense of $0.6 million and $2.0 million for stock options for the three and nine months ended September 30, 2023, respectively. The Company recognized stock-based compensation expense of $0.9 million and $3.0 million for stock options for the three and nine months ended September 30, 2022, respectively.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)

As of September 30, 2023, the total remaining stock-based compensation expense for unvested stock options was $5.8 million, which is expected to be recognized over a weighted-average period of 0.8 years.

Restricted Stock Units
A summary of the Company’s RSU activity is as follows:

	Number of Shares	Weighted Average Grant Price
Outstanding as of January 1, 2023	43,146,632	$5.72
Granted	10,879,413	$3.14
Vested	(5,704,993)	$3.95
Forfeited	(15,847,964)	$6.28
Outstanding as of September 30, 2023	32,473,088	$4.90
During the nine months ended September 30, 2023, the Company granted 998,364 RSUs under the Amended and Restated 2021 Plan, representing the quarterly equity awards for the Company’s fourth fiscal quarter of 2022. The RSUs were fully vested on the date of grant and settled in Class A common stock on a one-for-one basis. In addition, the Company granted 9,881,049 RSUs under the Amended and Restated 2021 Plan, which generally vest over a three- or four-year period with a one-year cliff and remain subject to forfeiture if vesting conditions are not met. Upon vesting, RSUs are settled in Class A common stock on a one-for-one basis. The shares of Class A common stock underlying RSU grants are not issued and outstanding until the applicable vesting date.

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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
On July 13, 2023, 15 months following the separation of the officer from the Company, the officer’s unvested 15,006,918 shares of Class B common stock for the remaining three tranches of the Founder Grant were forfeited. The Company reversed the previously recognized stock-compensation expense associated with these shares for $59.1 million. As of September 30, 2023, there were 15,006,918 shares of Class B common stock outstanding for the remaining Founder Grant.

For the three and nine months ended September 30, 2023, the Company recorded $8.2 million and $24.3 million, respectively, of stock-based compensation expense for the amortized portion of the market award for the remaining three tranches of the outstanding Founder Grant in general and administrative expenses in the consolidated condensed statements of operations. For the three and nine months ended September 30, 2022, the Company recorded $16.3 million and $48.5 million, respectively, of stock-based compensation expense for the amortized portion of the market award for the remaining three tranches in general and administrative expenses in the consolidated condensed statements of operations. Of the amounts recorded during the prior year periods, approximately $8.2 million and $24.3 million of stock-based compensation expense associated with the forfeiture were reversed in July 2023 for the three and nine months ended September 30, 2022, respectively, which were recorded during the three months ended September 30, 2023.

For the three and nine months ended September 30, 2023, the Company recorded $7.7 million and $19.2 million, respectively, and for the three and nine months ended September 30, 2022, the Company recorded $5.4 million and $16.5 million, respectively, of stock-based compensation expense related to RSUs (excluding the Founder Grants).

As of September 30, 2023, the total remaining stock-based compensation expense for unvested RSUs (including the remaining Founder Grant) was $139.3 million, which is expected to be recognized over a weighted-average period of 1.2 years.

Restricted Stock

In August 2023, the Company issued 1,985,559 shares of Class A common stock to an outside vendor to satisfy $11.0 million of the Company’s outstanding payable to that vendor. Accordingly, the Company reclassified $11.0 million of legal expense to stock-based compensation expense within general and administrative expenses in the consolidated condensed statements of operations during the three months ended September 30, 2023.

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
The following table presents stock-based compensation expense included in each respective expense category in the consolidated condensed statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$7.5	$6.7	$20.9	$19.0
General and administrative	(34.9)	19.5	3.9	57.3
Total stock-based compensation expense	$(27.4)	$26.2	$24.8	$76.3

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Warrants
A summary of the Company’s warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2023	8,736,599	$0.01	7.84	$16.3
Issued	15,000,000	$0.01
Exercised	(2,948,352)	$0.01		$17.0
Outstanding as of September 30, 2023	20,788,247	$0.01	4.73	$105.0
Vested and exercisable as of September 30, 2023	2,839,893	$0.01	2.42	$14.3
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
The Company accounts for the Amended United Purchase Agreement and the United Collaboration Agreement under ASC 606, Revenue from Contracts with Customers. The Company identified the sale of each aircraft ordered by United as a separate performance obligation in the contract. As the performance obligations have not been satisfied, the Company has not recognized any revenue as of September 30, 2023.
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
For the three and nine months ended September 30, 2023, the Company recorded zero and $2.1 million in other warrant expense, respectively, in the consolidated condensed statement of operations related to the second sub-milestone under the fourth milestone, and a total of 2,211,264 warrants vested from achievement of this milestone. For each of the three and nine months ended September 30, 2022, the Company recorded $6.0 million in other warrant expense in the consolidated condensed statement of operations related to the first and second sub-milestones, and a total of 737,088 warrants vested from achievement of the first sub-milestone.

In August 2023, the Company issued 2,942,778 shares of Class A common stock to United, who cashless net exercised 2,948,352 warrants related to the achievement of the first two sub-milestones under the fourth milestone.

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
Under the terms of the Stellantis Warrant Agreement, Stellantis is entitled to purchase up to 15.0 million shares of the Company’s Class A common stock, at an exercise price of $0.01 per share (the “Stellantis Warrant”). The warrant will vest and become exercisable in three equal tranches upon 12, 24 and 36 months of the grant date, provided that (i) Stellantis has performed certain undertakings set forth in the Stellantis Collaboration Agreement and/or (ii) the VWAP (as defined in the Stellantis Warrant Agreement) for the Class A common stock exceeding certain specified amounts. Pursuant to the terms and conditions of the Stellantis Collaboration Agreement, Stellantis is deemed to have performed the undertakings if the Stellantis Collaboration Agreement has not been terminated by the Company as of the specified vesting date for each tranche.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
As the Company is currently in pre-revenue stage and is not generating any revenue from the Stellantis Collaboration Agreement, all costs incurred with third parties are recorded based on the nature of the costs incurred. The Company accounts for the warrant in accordance with the provisions of ASC 718. The grant date fair value of each warrant was determined to be $1.93, which was the stock price of the Company’s Class A common stock on January 3, 2023. For each tranche of the warrant, the Company will recognize compensation costs as the related services are received from Stellantis on a straight-line basis over the associated service period. During the three and nine months ended September 30, 2023, the Company recorded $4.4 million and $13.1 million of research and development expense in the consolidated condensed statements of operations in connection with the Stellantis Collaboration Agreement.

On June 23, 2023, the Company issued 6,337,039 shares of Class A common stock to Stellantis at a price of $3.94506 per share in connection with the first milestone under the Stellantis Forward Purchase Agreement and received approximately $25.0 million in gross proceeds. The Company recognized the issued shares at a fair value of $3.38 per share, which was the closing price of the Company’s Class A common stock on June 23, 2023, and recognized a gain of $3.6 million within other (expense) income, net in the consolidated condensed statements of operations during the nine months ended September 30, 2023, to account for the difference between the amount of cash proceeds and the fair value of the issued shares.

On August 10, 2023, Stellantis waived certain conditions provided for in the Stellantis Forward Purchase Agreement relating to the Company’s actual achievement pursuant to Milestone 2 (as defined in the Stellantis Forward Purchase Agreement). In connection with this waiver, the Company submitted an election notice to draw down upon the $70.0 million applicable to Milestone 2, which equals 12,313,234 shares of Common Stock. This drawdown was completed on October 16, 2023. See Note 13 - Subsequent Events.
Note 10 - Income Taxes
The Company recognized $0.1 million and $0.3 million of income tax expense for the three and nine months ended September 30, 2023, respectively, and zero income tax expense for each of the three and nine months ended September 30, 2022, resulting in an effective tax rate of 0%. The effective tax rate is different from the federal statutory tax rate primarily due to the full valuation allowance on the Company’s deferred tax assets.
In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Based upon the analysis of federal and state deferred tax balances, future tax projections, and the Company’s lack of taxable income in the carryback period, the Company recorded a full valuation allowance on its U.S. deferred tax assets as of September 30, 2023 and 2022.
Note 11 - 401(k) Savings Plan
The Company maintains a 401(k) savings plan for the benefit of its employees. The Company makes matching contributions equal to 50% of each employee contribution, subject to the maximum amount established by the Internal Revenue Service. All current employees are eligible to participate in the 401(k) savings plan. The Company’s matching contributions were approximately $0.9 million and $2.7 million for the three and nine months ended September 30, 2023, respectively, and $0.5 million and $1.5 million for the three and nine months ended September 30, 2022, respectively.
Note 12 - Liability Classified Warrants
As of September 30, 2023, there were 17,398,947 public warrants outstanding. Public warrants may only be exercised for a whole number of shares. No fractional shares are issued upon exercise of the public warrants. The public warrants became exercisable on October 30, 2021, 12 months after the closing of the initial public offering of Atlas, the predecessor of Archer. The public warrants will expire five years from the consummation of the Business Combination or earlier upon redemption or liquidation.

Once the public warrants become exercisable, the Company may redeem the public warrants for redemption:

• in whole and not in part;

• at a price of $0.01 per public warrant;

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)

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

As of September 30, 2023, there were 8,000,000 private placement warrants outstanding. The private placement warrants are identical to the public warrants underlying the shares sold in the initial public offering of Atlas, except that the private placement warrants and the shares of Class A common stock issuable upon the exercise of the private placement warrants became transferable, assignable, and salable on October 16, 2021, 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

Note 13 - Subsequent Events

On October 3, 2023, the Company entered into a design-build agreement relating to the design, coordination and build of the Company’s high-volume manufacturing facility in Covington, Georgia. The Company has agreed to pay the guaranteed maximum price of approximately $54.4 million for the project, subject to certain adjustments for change orders and change directives issued by the Company and for costs resulting from uncontrollable circumstances.

On October 5, 2023, the Company entered into a credit agreement (the “Credit Agreement”) with Synovus Bank, as administrative agent and lender, and the additional lenders (the “Lenders”) from time to time. The Company may request the Lenders to provide multiple delayed term loan advances (“Loans”) in an aggregate principal amount of up to $65.0 million for the construction and development of the Company’s manufacturing facility in Covington, Georgia. The Loans under the Credit Agreement shall accrue interest from and including the date the applicable advance is made but excluding the repayment date at a rate of the secured overnight financing rate (“SOFR”), plus 2.00% subject to a SOFR floor of 0.00%. The Company is required to make interest-only payments for 36 months on the Loans starting on November 14, 2023, followed by monthly interest and principal payments for the remaining maturity, with any outstanding principal, interest and other then outstanding indebtedness due at maturity. The Credit Agreement matures on the earlier of October 5, 2033 or the date on which all outstanding Loans have been declared or automatically become due and payable pursuant to the terms of the Credit Agreement. The obligations of the Company under the Credit Agreement are jointly and severally guaranteed by the Company’s current and future wholly-owned domestic subsidiaries, and are secured by cash, general intangibles, instruments, securities, financial assets, security entitlements and other property maintained in a money market account at Synovus Bank.

On October 16, 2023, the Company issued 12,313,234 shares of Common Stock to Stellantis, at a price per share of $5.68, for gross proceeds of approximately $70.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report includes forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. See the section titled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those set forth in Part I, Item 1A, “Risk Factors” in our Annual Report and in Part II, Item 1A, “Risk Factors” of our Q2 10-Q. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report and the audited financial statements as of and for the year ended December 31, 2022 set forth in our Annual Report.
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

Midnight is designed to carry 4 passengers plus a pilot up to 100 miles at speeds up to 150 miles per hour, but is optimized for back-to-back short distance trips of around 20-miles, with minimal charge time in between trips. We are working to certify Midnight with the Federal Aviation Administration (“FAA”) so that we can then enter into commercial service in 2025.

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

Archer Direct

We also plan to selectively sell a certain amount of our eVTOL aircraft to third parties. We have entered into a purchase agreement (as further amended, the “United Purchase Agreement”) with United Airlines, Inc. (“United”) for the conditional purchase of up to $1.0 billion worth of aircraft, with an option for another $500.0 million worth of aircraft. In July 2023, we entered into two new contracts with the U.S. Air Force, which includes the delivery of Midnight aircraft, sharing flight test data and development of maintenance and repair operations.

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

Results of Operations
The following tables set forth our consolidated condensed statements of operations for the periods indicated:

	Three Months Ended September 30,
	2023	2022	Change $	Change %
	(In millions)
Operating expenses
Research and development (1)	$67.8	$47.0	$20.8	44%
General and administrative (1)	(21.6)	40.8	(62.4)	(153)%
Other warrant expense	—	6.0	(6.0)	(100)%
Total operating expenses	46.2	93.8	(47.6)	(51)%
Loss from operations	(46.2)	(93.8)	47.6	(51)%
Other (expense) income, net	(10.4)	1.3	(11.7)	NM
Interest income, net	5.1	1.5	3.6	NM
Loss before income taxes	(51.5)	(91.0)	39.5	(43)%
Income tax expense	(0.1)	—	(0.1)	100%
Net loss	$(51.6)	$(91.0)	$39.4	(43)%
NM=Not Meaningful.

	Nine Months Ended September 30,
	2023	2022	Change $	Change %
	(In millions)
Operating expenses
Research and development (1)	$196.9	$112.3	$84.6	75%
General and administrative (1)	140.6	121.0	19.6	16%
Other warrant expense	2.1	6.0	(3.9)	(65)%
Total operating expenses	339.6	239.3	100.3	42%
Loss from operations	(339.6)	(239.3)	(100.3)	42%
Other (expense) income, net	(19.7)	15.8	(35.5)	NM
Interest income, net	10.8	1.6	9.2	NM
Loss before income taxes	(348.5)	(221.9)	(126.6)	57%
Income tax expense	(0.3)	—	(0.3)	100%
Net loss	$(348.8)	$(221.9)	$(126.9)	57%
NM=Not Meaningful.

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Research and development	$7.5	$6.7	$20.9	$19.0
General and administrative	(34.9)	19.5	3.9	57.3
Total stock-based compensation expense	$(27.4)	$26.2	$24.8	$76.3

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

Research and Development

Research and development expenses increased by $20.8 million, or 44%, for the three months ended September 30, 2023, compared to the same period ended September 30, 2022, as we invested in people and materials to advance our technology development. Specifically, the increase was primarily due to an increase of $9.4 million in personnel-related expenses due to a significant increase in our workforce from the prior year period, an increase of $5.6 million in costs related to professional services and tools and materials to support our increased research and development activities, and an increase of $4.0 million in warrant expenses related to the warrants issued to Stellantis N.V. (“Stellantis”) in connection with the manufacturing and collaboration agreement between us and Stellantis. See Note 9 - Stock-Based Compensation to our consolidated condensed financial statements for further details on our warrants.

Research and development expenses increased by $84.6 million, or 75%, for the nine months ended September 30, 2023, compared to the same period ended September 30, 2022, as we invested in people and materials to advance our technology development. Specifically, the increase was primarily due to an increase of $36.8 million in costs related to professional services and tools and materials to support our increased research and development activities, an increase of $29.6 million in personnel-related expenses due to a significant increase in our workforce from the prior year period and an increase of $10.2 million in warrant expenses related to the warrants issued to Stellantis in connection with the manufacturing and collaboration agreement between us and Stellantis. See Note 9 - Stock-Based Compensation to our consolidated condensed financial statements for further details on our warrants.

General and Administrative

General and administrative expenses decreased by $62.4 million, or 153%, for the three months ended September 30, 2023, compared to the same period ended September 30, 2022, primarily due to a reversal of previously recognized stock-compensation expense of $59.1 million associated with the forfeiture of the unvested portion of the Founder Grant issued to the Company’s co-founder and former co-CEO. For more information, refer to Note 9 - Stock-Based Compensation to our consolidated condensed financial statements.

General and administrative expenses increased by $19.6 million, or 16%, for the nine months ended September 30, 2023, compared to the same period ended September 30, 2022. There was an increase primarily due to a $75.3 million non-cash charge comprised of a $26.3 million non-cash charge associated with the Initial Vested Share Tranche and a $49.0 million non-cash charge for the unvested portion of the Warrant that is contingent and may never be realized, relating to the Technology and Dispute Resolution Agreements. The increase was partially offset by a reversal of previously recognized stock-compensation expense of $59.1 million associated with the forfeiture of the unvested portion of the Founder Grant issued to the Company’s co-founder and former co-CEO. For additional information on our commitments and contingencies and stock-based compensation, see Note 7 and Note 9, respectively, to our consolidated condensed financial statements.

Other Warrant Expense

Other warrant expense decreased by $6.0 million, or 100%, and $3.9 million, or 65%, for the three and nine months ended September 30, 2023, respectively, compared to the same periods ended September 30, 2022. The decrease was due to the vesting of United warrants associated with specific milestones during the periods ended September 30, 2022. The warrants associated with the specific milestones fully vested in the first quarter of 2023. See Note 9 - Stock-Based Compensation to our consolidated condensed financial statements for further details on our other warrant expense.

Other (Expense) Income, Net

Other (expense) income, net decreased by $11.7 million and $35.5 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods ended September 30, 2022, primarily due to changes in fair value of our warrant liabilities. See Note 3 - Summary of Significant Accounting Policies to our consolidated condensed financial statements.

Interest Income, Net
Interest income, net increased by $3.6 million and $9.2 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods ended September 30, 2022, primarily due to interest income from our cash and cash equivalents and short-term investments in marketable securities.

Liquidity and Capital Resources

As of September 30, 2023, our principal sources of liquidity were cash and cash equivalents of $461.4 million. We have incurred net losses since our inception and to date have not generated any revenues. We expect to incur additional losses and higher operating expenses for the foreseeable future. We believe that our existing cash and cash equivalents will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements.

On August 10, 2023, we entered into subscription agreements with certain investors providing for the private placement of 26,173,286 shares of Class A common stock (“Common Stock”) of the Company for net proceeds of approximately $139.0 million, after deducting offering costs (the “Private Placement”).

On August 10, 2023, Stellantis waived certain conditions provided for in the Stellantis Forward Purchase Agreement relating to our actual achievement pursuant to Milestone 2 (as defined in the Stellantis Forward Purchase Agreement). In connection with this, we submitted an election notice to draw down upon the $70.0 million applicable to Milestone 2, which equals 12,313,234 shares of the Company’s Common Stock. On October 16, 2023, we issued 12,313,234 shares of Common Stock to Stellantis, at a price per share of $5.68, for gross proceeds of approximately $70.0 million.

On October 5, 2023, the Company entered into a credit agreement (the “Credit Agreement”) with Synovus Bank, as administrative agent and lender, and the additional lenders (the “Lenders”) from time to time. The Company may request the Lenders to provide multiple delayed term loan advances (“Loans”) in an aggregate principal amount of up to $65.0 million for the construction and development of the Company’s manufacturing facility in Covington, Georgia. The Loans under the Credit Agreement shall accrue interest from and including the date the applicable advance is made but excluding the repayment date at a rate of the secured overnight financing rate (“SOFR”), plus 2.00% subject to a SOFR floor of 0.00%. The Company is required to make interest-only payments for 36 months on the Loans starting on November 14, 2023, followed by monthly interest and principal payments for the remaining maturity, with any outstanding principal, interest and other then outstanding indebtedness due at maturity. The Credit Agreement matures on the earlier of October 5, 2033 or the date on which all outstanding Loans have been declared or automatically become due and payable pursuant to the terms of the Credit Agreement. The obligations of the Company under the Credit Agreement are jointly and severally guaranteed by the Company’s current and future wholly-owned domestic subsidiaries, and are secured by cash, general intangibles, instruments, securities, financial assets, security entitlements and other property maintained in a money market account at Synovus Bank.
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
The following includes our short-term and long-term material cash requirements from known contractual obligations as of September 30, 2023:
Notes Payable
We have short-term debt obligations of $2.5 million. See Note 6 - Notes Payable to the consolidated condensed financial statements for further details on our debt.
Leases
We lease office, lab, hangar, and storage facilities in the normal course of business. Under our operating leases as noted in Note 7 - Commitments and Contingencies to the consolidated condensed financial statements, we have current obligations of $5.4 million and long-term obligations of $19.6 million.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Net cash provided by (used in):
Operating activities	$(187.6)	$(133.2)
Investing activities	$429.7	$(491.2)
Financing activities	$154.3	$(7.1)
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

Net cash used in operating activities during the nine months ended September 30, 2023 was $187.6 million, resulting from a net loss of $348.8 million, adjusted for non-cash items consisting primarily of a $75.3 million non-cash charge comprised of a $26.3 million non-cash charge associated with the Initial Vested Share Tranche and a $49.0 million non-cash charge for the unvested portion of the Warrant that is contingent and may never be realized, relating to the Technology and Dispute Resolution Agreements, $24.8 million in stock-based compensation which includes the reversal of $59.1 million of stock-based compensation expense related to the forfeiture of one of the Founder Grants, a loss of $25.8 million due to a change in fair value of our warrant liabilities, and $13.1 million of research and development warrant expense related to the warrants issued to Stellantis (see Note 9 - Stock-Based Compensation to our consolidated condensed financial statements). The net cash provided by changes in our net operating assets and liabilities of $18.2 million was primarily related to a $10.3 million increase in accounts payable due to timing of payments and a $5.9 million decrease in prepaid expenses, primarily due to the release of payments from the receipt of goods and services during the period.

Net cash used in operating activities during the nine months ended September 30, 2022 was $133.2 million, resulting from a net loss of $221.9 million, adjusted for non-cash items consisting primarily of $76.3 million in stock-based compensation primarily related to the Founder Grants and $6.0 million in other warrant expense related to the United warrants (see Note 9 - Stock-Based Compensation to the consolidated condensed financial statements), partially offset by a gain of $14.4 million primarily due to a change in fair value of our warrant liabilities. The net cash provided by changes in our net operating assets and liabilities of $13.3 million was primarily related to a $10.3 million increase in other long-term liabilities mainly due to the $10.0 million pre-delivery payment from United (see Note 9 - Stock-Based Compensation to the consolidated condensed financial statements) and a $5.9 million increase in accrued expenses and other current liabilities mainly due to legal fees and expenses. These increases were partially offset by a $3.2 million increase in prepaid expenses, primarily due to prepaid research and development-related expenses.
Cash Flows Provided by (Used in) Investing Activities
Net cash provided by investing activities during the nine months ended September 30, 2023 was $429.7 million, driven by proceeds from maturities of short-term investments of $465.0 million, offset by purchases of property and equipment of $35.3 million within the period.
Net cash used in investing activities during the nine months ended September 30, 2022 was $491.2 million, driven by purchases of short-term investments of $487.6 million and purchases of property and equipment of $3.6 million within the period.
Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2023 was $154.3 million, driven by gross proceeds from the PIPE financing of $145.0 million, proceeds from the issuance of common stock to Stellantis of $25.0 million, and proceeds from shares issued under the Employee Stock Purchase Plan of $1.3 million (see Note 9 - Stock-Based Compensation to the consolidated condensed financial statements), offset by the repayment of term loans to Silicon Valley Bank, a division of First-Citizens Bank (the “Silicon Valley Bank Term Loans”) for $7.5 million, payments of offering costs in connection with the PIPE financing for $6.0 million, and payments for taxes related to net share settlement of equity awards for $3.5 million.
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
Credit Risk
Financial instruments, which subject us to concentrations of credit risk, consist primarily of cash, cash equivalents, and short-term investments. Our cash and cash equivalents are held at several long-standing financial institutions located in the United States of America. At times, cash account balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits ($250 thousand per depositor per institution). We have not experienced any losses due to these excess deposits and believe this risk is not significant. Our short-term investments consisted of high quality, investment grade marketable securities and were held at a major financial institution located in the United States. We have established guidelines regarding diversification of our investments and their maturities that are designed to preserve principal and achieve liquidity requirements. We review these guidelines and modify them as necessary based on updated liquidity needs and changes in our operations and financial position.
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
We are exposed to market risk for changes in interest rates applicable to our short-term investments. We had cash, cash equivalents, and restricted cash totaling $468.7 million as of September 30, 2023. Cash equivalents were invested in money market funds. The primary objectives of our investment activities are to preserve principal and achieve liquidity requirements. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have had a material impact on the fair value of our portfolio for the periods presented.
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
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were ineffective, due to the material weaknesses described below.

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

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

Investing in our securities involves risks. Risk factors describing the major risks to our business can be found under Part I, Item 1A, “Risk Factors” in our Annual Report and in Part II, Item 1A, “Risk Factors” of our Q2 10-Q. You should consider carefully the risks and uncertainties described therein, together with all of the other information in this Quarterly Report, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated condensed financial statements and related notes, before deciding whether to purchase any of our securities. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of these risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, results of operations, and prospects. In such event, the market price of our securities could decline, and you could lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Use of Proceeds

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

The Business Combination generated $857.6 million in gross cash proceeds, inclusive of $600.0 million in proceeds from the related private placement financing and $257.6 million transferred from the trust account. Total direct and incremental transaction costs aggregated $81.8 million, of which $10.9 million was expensed as part of the Business Combination, $55.8 million was recorded to additional paid-in-capital as equity issuance costs, and the remaining $15.1 million was settled through the issuance of shares of our Class A common stock.

There has been no material change in the planned use of proceeds noted above from those disclosed in the final prospectus (File No. 333-254007), dated August 11, 2021, which was declared effective by the SEC on August 11, 2021.

Sales of Unregistered Securities
On August 10, 2023, we entered into subscription agreements with certain investors providing for the private placement of 26,173,286 shares of Common Stock at a purchase price of $5.54 per share (the “PIPE Share Price”), resulting in net proceeds of approximately $139.0 million, after deducting offering costs. On the same date, the Company issued 1,985,559 shares of Common Stock at the PIPE Share Price to an outside vendor to satisfy $11.0 million of the Company’s outstanding payable to that vendor.
On August 15, 2023, we issued Wisk Aero LLC a warrant to purchase up to 13,176,895 shares of Common Stock with an exercise price of $0.01 per share. The Warrant shall vest and be exercisable as follows: (i) immediately as to 4,512,636 shares of Common Stock (the “Initial Vested Share Tranche”), and (ii) for up to 8,664,259 shares of Common Stock as determined six months from entry into the Agreement. See Note 7 - Commitments and Contingencies to the consolidated condensed financial statements for additional information.
These securities issuances were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
4.1†
Warrant to Purchase Shares of Archer, dated August 15, 2023, by and between Archer and Wisk Aero LLC. (incorporated by reference to Exhibit 4.9 to Registration Statement on Form S-3 (File No. 333-273996), filed August 15, 2023).

10.1†	Settlement Agreement, dated August 10, 2023, by and among Archer, The Boeing Company and Wisk Aero LLC.
10.2	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-39668), filed August 10, 2023).
10.3	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-39668), filed August 10, 2023).
10.4	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 001-39668), filed August 10, 2023).
10.5	Restricted Stock Purchase Agreement (incorporated by reference to Exhibit 4.10 to Registration Statement on Form S-3 (File No. 333-273996), filed August 15, 2023).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________
*The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
†Portions of this exhibit are redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCHER AVIATION INC.

November 9, 2023	By:	/s/ Mark Mesler
Mark Mesler
Chief Financial Officer (Principal Financial and Accounting Officer)