Form 10-K
period 2023-12-31
Archer Aviation Inc.
filed 2024-02-29
CIK 1824502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2023, the last business date of the registrant’s recently completed second fiscal quarter, was approximately $839.9 million, based on the closing price reported for such date on the New York Stock Exchange.
As of February 23, 2024, the number of shares of the registrant’s Class A common stock outstanding was 272,319,871, and the number of shares of the registrant’s Class B common stock outstanding was 38,254,915.
Documents Incorporated by Reference
Part III of this Form 10-K (the “Annual Report”) incorporates by reference certain information from the Registrant's Definitive Proxy Statement (“Proxy Statement”) relating to the 2024 Annual Meeting of Stockholders or an amendment to this report under cover of Form 10-K/A to be filed within 120 days of the end of its fiscal year ended December 31, 2023.

Archer Aviation Inc.
10-K
For the Fiscal Year Ended December 31, 2023

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
•Failure to comply with the covenants in our Credit Agreement could result in our inability to borrow additional funds and adversely impact our business.
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
•We are party to certain purchase agreements and other contract orders for our Midnight aircraft and the provision of related services that contain conditions with respect to the purchase of our aircraft or that require us to perform and provide certain deliverables. If the conditions to or performance obligations under such contracts are not met, or if such contracts are otherwise canceled, modified or delayed, our prospects, results of operations, liquidity and cash flow will be harmed.
•Some of the contract orders for our Midnight aircraft are with U.S. government entities, which are subject to unique risks.
•Our business may be adversely affected by the current global political and macroeconomic challenges, including the effects of inflation, rising interest rates or an economic downturn or recession.
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
•We have been, and may in the future be, adversely affected by health epidemics and pandemics, the duration and economic, governmental and social impact of which is difficult to predict, which may significantly harm our business, prospects, financial condition and operating results.
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
•We currently have a subsidiary located outside of the United States and plan for international operations in the future, which could subject us to political, operational and regulatory challenges.
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
•We are, and may in the future become, subject to legal proceedings, which may be time-consuming and expensive and, if adversely determined, could delay, limit or prevent our ability to commercialize our aircraft or otherwise execute on our business plans.
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
•Changes in financial accounting standards may cause adverse unexpected fluctuations and affect our reported results of operations.
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

Midnight is designed to carry 4 passengers plus a pilot optimized for back-to-back short distance trips of around 20-miles, with minimal charging time between trips. We are working to certify Midnight with the Federal Aviation Administration (“FAA”) so that we can then enter into commercial service as soon as possible. In August 2023, we received the Special Airworthiness Certificate from the FAA for our first Midnight aircraft and began its flight testing program in October 2023.

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

•Sustainable. Midnight is all electric, resulting in zero operating emissions. Archer is committed to sourcing renewable energy wherever possible to power its aircraft. Archer’s design and engineering teams are working to integrate materials into this aircraft that have their own unique sustainability stories.

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

Our Planned Lines of Business

Upon receipt of all necessary FAA certifications and any other government approvals necessary for us to manufacture and operate our aircraft, we intend to operate two complementary lines of business: a direct-to-consumer aerial ride share service (“Archer UAM”) and the sale of our aircraft to other operators (“Archer Direct”).

•Archer UAM. We plan to operate our own UAM ecosystem initially in select major cities. Our UAM ecosystem will operate using our eVTOL aircraft, which is currently in development. Consumers will be able to book rides directly through our service through an app-based platform. We project that the cost to manufacture and operate our eVTOL aircraft will be such that it will be able to enter the UAM ride-sharing market at a price point that is competitive with ground-based ride sharing services today. We will continue to evaluate our go-to-market strategy based on, among other things, estimated demand, readiness of the required infrastructure, and our ability to scale our aircraft fleet.

•Archer Direct. We also plan to selectively sell our aircraft to third parties. We have entered into a purchase agreement with United Airlines Inc. (“United”) for the conditional purchase of up to $1.0 billion worth of aircraft, with an option for another $500.0 million worth of aircraft (as amended, the “United Purchase Agreement”). In August 2023, we entered into two new contracts with the U.S. Air Force worth up to $142.0 million, which includes the purchase of aircraft, as well as the sharing of additional flight test data and certification related test reports, pilot training, and the development of maintenance and repair operations.

As we get closer to commercialization, we will look to determine the right mix of selling our aircraft versus using them as part of our UAM ecosystem based on, among other factors, our capital needs, our manufacturing volumes, our ability to ramp Archer UAM operations, and the purchase demand from our Archer Direct customers.

To date, we have not generated revenue from either of these planned categories, as we continue to design, develop, and seek the governmental approvals necessary for our eVTOL aircraft to enter into service. We will use our cash and cash equivalents for the foreseeable future to continue to fund our efforts to bring our eVTOL aircraft to market. The amount and timing of any future capital requirements will depend on many factors, including the pace and results of the design and development of our aircraft and manufacturing operations, as well as our progress in obtaining necessary FAA certifications and other government approvals. For example, any significant delays in obtaining such FAA certifications and other government approvals will likely require us to raise additional capital above our existing cash on hand and delay our generation of revenues.

Manufacturing Operations & Supply Chain Build-Out

We are in the process of developing the infrastructure necessary to manufacture Midnight reliably, at scale, and in a cost effective manner. That involves two main aspects: developing the necessary component supply chain and building out our manufacturing operations.

With regards to the sourcing of our components, a key aspect of our strategy has been to focus our internal component development efforts on only the key enabling technologies like our electric propulsion system and flight control software. For those areas that are not differentiating technologies we aim to leverage the existing aerospace supply base to supply us with components that are already being used in certified aircraft today. Throughout 2023, we continued to expand our portfolio of suppliers that will provide us with components for Midnight. We have also matured the design, development and manufacturing capabilities for our aircraft and proprietary electric propulsion system.

With regards to our manufacturing operations, we completed the build out of a production facility in San Jose, California, which we will utilize to produce the initial Midnight aircraft used as part of our FAA certification program, as well as a high-volume production facility in Covington, Georgia. We have begun our Covington facility build-out and target substantial completion of the first phase in 2024, which is a 350,000 square-foot facility that is designed to be capable of supporting production of up to 650 aircraft per year. We are designing that facility so that it can be expanded to approximately 900,000 square feet to support our long-term production targets of over 2,000 aircraft per year. In connection with our Covington facility, we received an incentive package with the State of Georgia, Newton County and City of Covington, which included land conveyance, tax incentives and Georgia REBA grant. In October 2023, we entered into a credit agreement (the “Credit Agreement”) with Synovus Bank, the largest bank headquartered in the State of Georgia, for up to $65.0 million, which represents a substantial majority of the estimated total cost of construction for the first phase. For additional information regarding the Synovus credit agreement, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” As discussed in more detail below, we plan to work alongside Stellantis N.V. (“Stellantis”) on the build out and stand up this facility and our operations there.

Key Strategic Partners

Archer was founded with a focus on commercializing the eVTOL aircraft industry. As we prepare for commercialization, we continue to deepen our partnerships with our long-standing partners and develop new relationships with industry leaders in urban centers around the world.

Stellantis

In 2020, we established a key strategic relationship with Stellantis, one of the world’s leading automakers including brands Jeep®, Ram, Maserati, Dodge, and Chrysler. The goal was to allow us to leverage Stellantis’ deep manufacturing, supply chain, and design expertise in connection with our efforts to design, develop, and commercialize our eVTOL aircraft. In January 2023, we announced a significant expansion of our partnership by entering into a manufacturing collaboration arrangement and strategic funding agreement. As a result, Stellantis is working with us to stand up our manufacturing facility in Covington. This unique approach will continue to leverage each company’s respective strengths and competencies in an effort to bring our Midnight aircraft to market at scale to support our commercialization plans. The goal over the long term is for Stellantis to mass produce our eVTOL aircraft as our contract manufacturer. In 2021, Stellantis invested in Archer as part of the Business Combination (as defined below) and has continued to increase its investment in Archer through its strategic funding agreement and open market purchases. In 2023, we drew down on $95.0 million of funding available under our strategic funding agreement and currently have $55.0 million available to draw down at our discretion, subject to achievement of a business milestone which we expect to occur in the first half of 2024.

United

In 2021, we established a key strategic relationship with United as part of the airline's broader effort to invest in emerging technologies that decarbonize air travel. The goal has been for United, as our flagship customer, to contribute its expertise in aircraft operations as we work together to commercialize our eVTOL aircraft. As part of establishing that relationship, we entered into a purchase agreement with United covering their purchase of up to $1.5 billion of our eVTOL aircraft. United has indicated its plans to acquire a fleet of our eVTOL aircraft that would be deployed in a manner to give their customers a quick, economical and low-carbon way to get to and from United's hub airports and commute in dense urban environments. United also invested in Archer as part of the Business Combination, as well as our private placement completed in August 2023.

Since 2021, we have also been working closely with United on commercialization efforts. In April 2022, we formed a joint eVTOL Advisory Committee to support operations of our eVTOL aircraft, including maintenance and operational standards and in August 2022, United paid us $10.0 million in pre-delivery payments for 100 aircraft covered under our purchase agreement. We’ve jointly announced two domestic UAM routes: Downtown Manhattan Heliport to Newark Liberty International Airport and O’Hare International Airport to Vertiport Chicago. Our shared purpose is connecting people, and we continue to work closely to ensure our eVTOL aircraft will amplify their broader efforts to do that in a sustainable way.

Market Opportunity

In 2023, 56% of the world’s population lived in urban areas according to the World Bank, and their projection is that the urban population will double its current size by 2050 where nearly 7 of 10 people will live in cities.1 This migration has led to unprecedented traffic congestion, with a noticeable struggle to scale ground infrastructure. A 2021 study by researchers from MIT concluded that ground-based ride share has intensified urban transport challenges since their debut in the U.S.2 According to a 2021 report by Morgan Stanley, the urban air mobility sector’s total addressable market is projected to reach $1 trillion globally by 2040 and then $9 trillion by 2050.3 UAM offers a potential solution by expanding travel into the air. To date, the electrification of aircraft has lagged the adoption of electric automobiles in large part because of the greater technical challenges. However, over the last few years there have been significant advancements in the key enabling technologies for eVTOL aircraft, such as high-energy batteries and high-performance electric motors. We anticipate that the initial market opportunity will be focused in high-density metropolitan areas where traffic congestion is particularly acute and operating conditions are suitable for early eVTOL aircraft operations. While we believe the market for eVTOL aircraft and UAM services will be large, it remains undeveloped and there is no guarantee of future demand.

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

For additional information, see “Risk Factors” in Part I, Item 1A of this Annual Report.
1 “Urban Development Overview,” by the World Bank, dated April 3, 2023, available at: https://www.worldbank.org/en/topic/urbandevelopment/overview.
2 “Impacts of transportation network companies on urban mobility,” by Nature Sustainability, dated February 1, 2021, available at: https://www.nature.com/articles/s41893-020-00678-z.
3 “eVTOL/Urban Air Mobility TAM Update,” by Morgan Stanley, dated May 6, 2021, available at: https://advisor.morganstanley.com/the-busot-group/documents/field/b/bu/busot-group/Electric%20Vehicles.pdf.

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

Government Regulation and Compliance

We continue to focus our efforts on obtaining certification from the FAA of our aircraft in the U.S. and engaging with key decision makers in the U.S. cities in which we plan to initially operate our aircraft. Additionally, in 2023 we began exploring international opportunities for commercializing our aircraft with a focus on the United Arab Emirates and India. We will continue to mature those opportunities as we get closer to production. Globally, our aircraft will be required to comply with regulations governing aircraft design, production and airworthiness. In the U.S., the regulations are put forth by the FAA and Department of Transportation (“DOT”). Outside the U.S., similar requirements are generally administered by the national civil aviation and transportation authorities of each country. The following describes the key certifications necessary for us to design, manufacture, sell and operate our eVTOL aircraft in the United States:

•Designing our aircraft: Type Certification in the United States is the FAA’s approval process for new aircraft designs and covers the design of the aircraft and all required components and parts. Our initial aircraft type certification will be required to meet the criteria set forth by the FAA through a “special class” definition under 14 CFR Part 21.17(b). The first step is agreeing to the certification basis. In November of 2022, we finalized our agreement to that certification basis with the FAA through an approved Stage 4 G-1 Issue Paper. As part of the FAA’s Type Certification process for a special class aircraft, the Airworthiness Criteria (i.e., the certification requirements or rules for the particular aircraft) must then be published in the Federal Register for public comment. In December of 2022, the proposed Airworthiness Criteria for our Midnight aircraft were published in the Federal Register by the FAA. This Federal Register notice was then open for a period of time for review and public comment. Following the comment period, the FAA has been working to review and dispose of those comments will approve the finalized set of Airworthiness Criteria by means of a Final Rule publication. In parallel, we have been working with the FAA to agree on the Means of Compliance with the FAA, which is the detailed list of design, analysis and testing standards that will be used to demonstrate that the aircraft is safe and complies with the Airworthiness Criteria. We initially submitted a comprehensive proposal for Midnight’s Means of Compliance to the FAA back in December of 2021. We are continuing to work with the FAA to close out our remaining Means of Compliance and we do not see any significant design risks with the remaining Means of Compliance areas that have not yet been agreed to. Lastly, we are also working with the FAA to review and agree on our subject specific certification plans (“SSCPs”). SSCPs provide precise detail on each of the specific tests and analyses that will be completed during the implementation phase of our Type Certification program, in which we actually demonstrate to the FAA that Midnight meets all relevant FAA requirements necessary to receive Type Certification.

•Producing our aircraft: Production certification is the FAA’s approval for us to be able to manufacture our Midnight aircraft as approved by the FAA per its Type Certified design. To obtain production certification from the FAA, we must demonstrate that our organization and our personnel, facilities, and quality system can produce our aircraft such that they conform to its approved design. As discussed above, we are working to develop the systems and processes we will need to obtain our FAA production certification with the goal of obtaining such certification shortly following receipt of Midnight’s Type Certification approval.

•Selling our aircraft: Airworthiness certification from the FAA signifies that an aircraft meets its approved design and is in a condition for safe operation in the U.S. National Airspace System. As is the industry standard, each of the aircraft manufactured by us will need to be issued an airworthiness certificate. We expect that the airworthiness certificates issued to our aircraft will be a Standard Airworthiness certificate in the Normal Category, as defined by the FAA.

•Operating our UAM service: The FAA and the DOT have regulatory authority over air transportation operations in the United States. To operate our UAM service, we will be required to hold a Part 135 Air Carrier and Operator Certification and register as an air taxi operator with the DOT. In addition, takeoff and landing locations (e.g., airports and heliports) typically require state and local approval for zoning and land use and their ongoing use are subject to regulations by local authorities in addition to the FAA requirements. Lastly, we will need to ensure we have sufficient commercial pilots available for our planned operations. We expect that as we build out our UAM service there will be additional federal, state and local laws, regulations and other requirements that will cover our operations. Therefore, we have already begun, and will continue to grow, our engagement and collaboration with the cities in which we intend to operate our UAM service in an effort to ensure that it operates in a safe manner. We received our Part 145 Repair Station Certificate in February 2024, which perform specialized aircraft maintenance and repair services and lays the foundation for us to operate repair stations that perform maintenance, repair, and overhaul services on our Midnight aircraft once it is certified for commercial operations.

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

Facilities

We are currently headquartered in San Jose, California with additional offices, research and development facilities, flight test facilities and manufacturing facilities in Santa Clara, Mountain View, and Salinas, California, as well as our facility under construction in Covington, Georgia.

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

As of December 31, 2023, we had a workforce of 691 people, including 578 full-time employees and 113 contingent workers. We have not experienced any work stoppages and generally consider our relationship with our employees to be good. None of our employees are subject to a collective bargaining agreement or represented by a labor union.

Intellectual Property

We rely on various intellectual property laws, confidentiality procedures and contractual terms to protect our proprietary technology and our brand. We have registered and applied for the registration of U.S. and international trademarks, service marks and domain names. We have also filed patent applications in the United States and foreign countries covering certain of our technology. In general, our issued patents expire between 2040 and 2044.

Raw Materials, Parts and Suppliers

We are dependent on the ability of a number of U.S. and non-U.S. suppliers and service providers to meet performance specifications, quality standards and delivery schedules at our anticipated costs as we work towards developing and manufacturing our aircraft and commercialization. The most important raw materials required in our production aircraft Midnight include aluminum and composites.

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

Webcasts of our earnings calls are made available via our investor relations website. Our investor relations website also provides notifications of news or announcements regarding our financial performance and certain other news and information that may be material or of interest to our investors, including SEC filings, investor events, press and earnings releases. We also share news and business updates about Archer that may be material or of interest to our investors on the investor relations section of our website (investors.archer.com) and the news portion of our website (www.archer.com/news), which includes our blog posts, as well as on social media, including Facebook (https://www.facebook.com/FlyArcher), X (formerly known as Twitter) (@ArcherAviation and @adamgoldstein13), LinkedIn (https://www.linkedin.com/company/flyarcher and https://www.linkedin.com/in/adam-goldstein-7b662121/) and YouTube (https://www.youtube.com/c/ArcherAviation).

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
As of December 31, 2023, we incurred a net loss of $457.9 million, and we have incurred a net loss of approximately $1,148.8 million since inception. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin generating significant revenues from our planned lines of business. Even if we are able to successfully launch our Archer UAM or Archer Direct lines of business, there can be no assurance that such lines of business will be financially viable.
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
We were incorporated in October 2018 and have a limited operating history in designing, developing, and working to certify an eVTOL aircraft. Our eVTOL aircraft is in the development stage and we do not expect our first production aircraft to be certified by the FAA until late 2025 or later. We are still working with the FAA in an attempt to obtain Type Certification of our eVTOL aircraft. As a result, we have no experience as an organization in volume manufacturing of aircraft. Some of our current and potential competitors are larger and have substantially greater resources than we have and expect to have in the future. As a result, those competitors may be able to devote greater resources to the development of their current and future technologies, the promotion and sale of their offerings, and/or offer their technologies at lower prices. In particular, our competitors may be able to receive Type, Airworthiness or Production certification from the FAA covering their eVTOL aircraft prior to us receiving such certifications. Our current and potential competitors may also establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and offerings. Further, it is possible that domestic or foreign companies or governments, some with greater experience in the aerospace industry or greater financial resources than we possess, will seek to provide products or services that compete directly or indirectly with ours in the future. Any such foreign competitor, for example, could benefit from subsidies from, or other protective measures by, its home country.
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
We expect our capital expenditures and operating expenses to continue to be significant in the foreseeable future as we develop our aircraft and business, and that our level of capital expenditures and operating expenses will be significantly affected by the aircraft development and certification process as well as subsequent customer demand for our aircraft. We believe our current cash and cash equivalents and other sources of liquidity, including the Forward Purchase Agreement, dated as of January 3, 2023, by and between us and Stellantis N.V. (“Stellantis Forward Purchase Agreement”) and borrowings under our Credit Agreement, will be sufficient to fund our current operating plan for at least the next 12 months. However, we expect that over the coming years we will continue to make significant investments in our business, including development of our aircraft, bring up of manufacturing capabilities, the infrastructure to support Archer UAM, and investments in our brand.
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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, the Federal Deposit Insurance Corporation, or the FDIC, took control and was appointed receiver of Silicon Valley Bank, or SVB. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. If any of our counterparties to our financial instruments, including funds held in uninsured deposit accounts, credit agreements, letters of credit and certain other financial instruments, were to be placed into receivership, we may be unable to access such funds. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.
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
Failure to comply with the covenants in our Credit Agreement could result in our inability to borrow additional funds and adversely impact our business.
Our Credit Agreement with Synovus Bank imposes numerous financial and other restrictive covenants on our operations, including covenants relating to our liquidity. As of December 31, 2023, we were in compliance with the covenants imposed by the Credit Agreement. If we violate these or any other covenants, any loan under the Credit Agreement could become due and payable prior to their stated maturity dates, and Synovus Bank could proceed against the collateral in our collateral account and our ability to borrow funds under the Credit Agreement in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.
The markets for our offerings are still in development, and if such markets do not materialize, or grow more slowly than we expect or fail to grow as large as we expect, our business, financial condition and results of operations could be harmed.
The markets for eVTOL aircraft are still in development, and our success in these markets is dependent upon our ability to effectively design, develop, and certify eVTOL aircraft, market and gain traction of air UAM as a substitute for existing methods of transportation and the effectiveness of our other marketing and growth strategies. If the public does not perceive UAM as beneficial, or chooses not to adopt UAM as a result of concerns regarding safety, noise, affordability or for other reasons, then the market for our offerings may not materialize, may develop more slowly than we expect or may not achieve the growth potential we expect, any of which could harm our business, financial condition and results of operations.
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
The operation of aircraft is subject to various risks, and demand for air transportation, including our UAM offerings, has and may in the future be impacted by accidents or other safety issues regardless of whether such accidents or issues involve our eVTOL aircraft or third-party eVTOL aircraft. Air transportation hazards, such as adverse weather conditions and fire and mechanical failures, may result in death or injury to personnel and passengers, which could impact client or passenger confidence in a particular aircraft type or the air transportation services industry as a whole and could lead to a reduction in passenger volume, particularly if such accidents or disasters were due to a safety fault. Safety statistics for air travel are reported by multiple parties, including the DOT and National Transportation Safety Board, and are often separated into categories of transportation. Because our UAM offerings may include a variety of transportation methods, fliers may have a hard time determining how safe UAM services are and their confidence in UAM may be impacted by, among other things, the classification of accidents in ways that reflect poorly on UAM services or the transportation methods UAM services utilize.
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
Our operations may also be negatively impacted by accidents or other safety-related events or investigations that occur in or near the take off and landing infrastructure we plan to utilize for our UAM services. For example, if an accident were to occur at a heliport we rely on for certain flights in the future (assuming we are granted government operating authority to do so), we may be unable to fly into or out of that heliport until the accident has been cleared, any damage to the facilities have been repaired and any insurance, regulatory or other investigations have been completed.

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
From time to time, we are expected to store varying amounts of lithium-ion cells at our facilities. In addition, our manufacturing partners and suppliers are expected to store a significant number of lithium-ion cells at their facilities. Any mishandling of battery cells may cause disruption to the operation of our facilities or our manufacturers. A safety issue or fire related to the cells could disrupt operations or cause manufacturing delays. Such damage or injury could lead to adverse publicity and potentially a safety recall. Moreover, any such failure of a competitor’s eVTOL aircraft may cause indirect adverse publicity for us and our aircraft. Such adverse publicity could negatively affect our brand and harm our business, prospects, financial condition and operating results.
We currently rely and will continue to rely on third-party partners to provide and store the parts and components required to manufacture our aircraft, and to supply critical components and systems, which exposes us to a number of risks and uncertainties outside our control.
We are substantially reliant on our relationships with our suppliers and service providers for the parts and components in our aircraft. If any of these suppliers or service partners were to experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, or if they choose to not do business with us, we would have significant difficulty in procuring and producing our aircraft, and our business prospects would be significantly harmed. These disruptions would negatively impact our certification timeline, timing and amount of revenues, competitive position and reputation. In addition, our suppliers or service providers may rely on certain tax incentives that may be subject to change or elimination in the future, which could result in additional costs and delays in production if a new manufacturing site must be obtained. Further, if we are unable to successfully manage our relationship with our suppliers or service providers, the quality and availability of our aircraft may be harmed. Our suppliers or service providers could, under some circumstances, decline to accept new purchase orders from or otherwise reduce their business with us. If our suppliers or service providers stopped manufacturing our aircraft components for any reason or reduced manufacturing capacity, we may be unable to replace the lost manufacturing capacity on a timely and comparatively cost-effective basis, which would adversely impact our operations.
The manufacturing facilities of our suppliers or service providers and the equipment used to manufacture the components for our aircraft would be costly to replace and could require substantial lead time to replace and qualify for use. The manufacturing facilities of our suppliers or service providers may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fire and power outages, or by public health issues, such as pandemics or epidemics, which may render it difficult or impossible for us to manufacture our aircraft for some period of time. The inability to manufacture our aircraft components or the backlog that could develop if the manufacturing facilities of our suppliers or service providers are inoperable for even a short period of time may result in a delay in our certification timeline, as well as the loss of customers or harm to our reputation.
We do not control our suppliers or service providers or such parties’ labor and other legal compliance practices, including their environmental, health and safety practices. If our current suppliers or service providers, or any other suppliers or service providers which we may use in the future, violate U.S. or foreign laws or regulations, we may be subjected to extra duties, significant monetary penalties, adverse publicity, the seizure and forfeiture of products that we are attempting to import or the loss of our import privileges. The effects of these factors could render the conduct of our business in a particular country undesirable or impractical and have a negative impact on our operating results.
We are or may be subject to risks associated with strategic relationships or other opportunities and may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, in the future.
We have entered into strategic relationships, and may in the future enter into additional strategic relationships or joint ventures or minority equity investments, in each case with various third parties for the production or operation of our aircraft as well as with other collaborators with capabilities on data and analytics and engineering. In October 2023, we announced that we were planning to build our first international headquarters and an engineering Center of Excellence in the UAE and plan to collaborate with local manufacturing companies and Maintenance, Repair, and Overhaul providers in Abu Dhabi. These alliances subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third-party and increased expenses in establishing new strategic relationships, any of which may adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.
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
We are party to certain purchase agreements, including the United Purchase Agreement, as well as other contract orders for our Midnight aircraft and the provision of related services, including with the United States Air Force (the “USAF Contracts”), that contain conditions with respect to the purchase of our aircraft or that require us to perform and deliver certain test, certificates and other services. Payment obligations under the United Purchase Agreement, for example, are conditioned upon, among other things, us receiving certification of our aircraft by the FAA and further negotiation and reaching mutual agreement on certain material terms, such as aircraft specifications, warranties, usage and transfer of the aircraft, performance guarantees, delivery periods, most favored nation provisions, the type and extent of assistance to be provided by United in obtaining certification of the aircraft for its intended use, territorial restrictions, rights to jointly developed intellectual property, escalation adjustments and other matters. The obligations of United to consummate an order pursuant to the United Purchase Agreement will arise only after all such material terms are agreed by the parties. Payment obligations under the USAF Contracts are predicated upon, among other things, our ability to complete the design, development and ground test of our Midnight aircraft, our delivery of certain test reports and certificates, the receipt of an FAA Airworthiness Certificate, the development of pilot and maintenance training workshops, the completion of flight tests and the delivery of a certain number of our Midnight production aircraft. The obligations of the United States Air Force to provide funding will arise only after a particular deliverable has been received and accepted by the United States Air Force. Further, with respect to the United Purchase Agreement, in addition to other termination rights set forth in the United Purchase Agreement and the Collaboration Agreement with United (the “United Collaboration Agreement”), if the parties do not agree on such material terms, either party will have the right to terminate the agreements if such party determines in its discretion that it is not likely that such material terms will be agreed in a manner that is consistent with such party’s business and operational interests (as those interests may change from time to time). The USAF Contracts may be terminated by the United States Air Force upon advanced written notice, and may also be subject to stop orders issued by the United States Air Force. If the United Purchase Agreement, the USAF Contracts or any future purchase agreements or contracts are canceled, modified or delayed, or otherwise not consummated, or if we are otherwise unable to convert our strategic relationships or collaborations into revenue, our prospects, results of operations, liquidity and cash flow will be affected.
Some of the contract orders for our Midnight aircraft are with U.S. government entities, which are subject to unique risks.
We have purchase agreements with the United States Air Force, a U.S. governmental organization, and may enter into contracts with other governmental organizations in the future. Sales to governmental organizations are subject to a number of challenges and risks that may adversely affect our business and operating results, including the following risks:

•new regulations, or changes to existing regulations, could result in increased compliance costs, and we could be subject to withheld payments and/or reduced future business if we fail to comply with new or existing requirements in the future;
•government demand and payment for our aircraft may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our aircraft, including as a result of sudden, unforeseen and disruptive events such as government shut downs, governmental defaults on indebtedness, war, regional geopolitical conflicts around the world, incidents of terrorism, natural disasters, and public health concerns or epidemics;
•governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our aircraft, which would adversely impact our revenue and operating results, or institute fines or civil or criminal liability if an investigation, audit, or other review, were to uncover improper or illegal activities;
•governments may require certain products to be manufactured, produced, or offered solely in their country or in other relatively high-cost locations, and we may not produce or offer all products in locations that meet these requirements, affecting our ability to sell these products to governmental agencies; and
•refusal to grant certain certifications or clearance by one government agency, or decision by one government agency that our products do not meet certain standards, may cause reputational harm and cause concern with other government agencies.
The occurrence of any of the foregoing could cause governmental organizations to delay or refrain from purchasing our aircraft in the future or otherwise adversely affect our business and operating results.
Our business may be adversely affected by the current global political and macroeconomic challenges, including the effects of inflation, rising interest rates or an economic downturn or recession.
Current global political and macroeconomic conditions and the effects thereof, including inflation, volatile interest rates, uncertainty with respect to the federal budget and federal debt ceiling and potential government shutdowns related thereto, actual or perceived instability in the global banking sector, the war in Ukraine and the Israel-Hamas war, supply chain issues, and any economic downturn or recession in certain regions or worldwide have, and may continue to, adversely affect our business, financial condition and results of operations. The existence of inflation in certain economies has resulted in, and may continue to result in, rising interest rates and capital costs, supply shortages, increased costs of labor, components, manufacturing and shipping, as well as weakening exchange rates and other similar effects. As a result, we have experienced and may continue to experience cost increases. Although we take measures to mitigate the effects of macroeconomic challenges, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when those beneficial actions impact our results or operations and when the cost of inflation is incurred.
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

We expect concentration in large metropolitan areas and heavily trafficked airports also makes our business susceptible to an outbreak of a contagious disease, such as the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, H1N1 influenza virus, avian flu, Zika virus, and COVID-19, both due to the risk of a contagious disease affecting the urban area through the high volume of travelers flying into and out of such areas and the ease at which contagious diseases can spread through densely populated areas.
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
Continuing to increase the strength of our reputation and brand for achieving our business plans is critical to our ability to attract and retain personnel, customers, investors, and other business partners. In addition, our growth strategy may include expansion through joint ventures, minority investments or other partnerships with strategic business partners, which may include event activities and cross-marketing with other established brands, all of which may be dependent on our ability to build our reputation and brand recognition. The successful development of our reputation and brand will depend on a number of factors, many of which are outside our control. Negative perception of our technology, industry or our company may harm our reputation and brand, including as a result of:
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

•negative responses by our Archer Direct or Archer UAM customers to UAM offerings;
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

As a public company, beginning with this Annual Report, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each annual report on Form 10-K to be filed with the SEC. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Additionally, commencing with this Annual Report, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. An adverse report may be issued in the event our auditor is not satisfied with the level at which our controls are documented, designed, or operating.
In connection with the preparation and audit of our financial statements for the year ended December 31, 2020, certain material weaknesses were identified in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses, we took a number of steps to remediate these material weaknesses to comply with the rules and regulations of the SEC regarding compliance with Section 404(a) of the Sarbanes-Oxley Act. For a discussion of management’s consideration of the material weaknesses and the remediation measures, see Part II, Item 9A, “Controls and Procedures” included in this Annual Report. As of December 31, 2023, the material weaknesses had been remediated.
While we believe our efforts have remediated the material weaknesses, we cannot assure you that the measures we have taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. Any failure to design or maintain effective internal control over financial reporting or any difficulties encountered in their implementation or improvement could increase compliance costs, negatively impact the market price of our common stock, or otherwise harm our operating results or cause us to fail to meet our reporting obligations.
We have been, and may in the future be, adversely affected by health epidemics and pandemics, the duration and economic, governmental and social impact of which is difficult to predict, which may significantly harm our business, prospects, financial condition and operating results.
We face various risks related to public health issues, including epidemics, pandemics and other outbreaks. The impact of the COVID-19 pandemic, including changes in consumer and business behavior, pandemic fears and market downturns, supply shortages and restrictions on business and individual activities, created significant volatility in the global economy. The spread of COVID-19 also created a disruption in the manufacturing, delivery and overall supply chain of aircraft manufacturers and suppliers. The extent to which the health epidemics or pandemics can impact our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of such health epidemics or pandemics, their severity, the actions taken by governments and others in response to such health epidemics and pandemics and how quickly and to what extent normal economic and operating activities can resume. Even after health epidemics or pandemics have subsided, we may continue to experience an adverse impact to our business as a result of such health epidemics or pandemics, including ongoing supply chain shortages.
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
The landscape of laws, regulations, and industry standards related to cybersecurity is evolving globally. We may be subject to increased compliance burdens by regulators and customers with respect to our aircraft, as well as additional costs to oversee and monitor security risks. Many jurisdictions have enacted laws mandating companies to inform individuals, stockholders, regulatory authorities, and others of security breaches. For example, the SEC recently adopted cybersecurity risk management and disclosure rules, which require the disclosure of information pertaining to cybersecurity incidents and cybersecurity risk management, strategy, and governance. In addition, certain of our customer agreements may require us to promptly report security breaches involving their data on our systems or those of subcontractors processing such data on our behalf. This mandatory disclosure can be costly, harm our reputation, erode customer trust, and require significant resources to mitigate issues stemming from actual or perceived security breaches.

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
The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. For example, California adopted the California Consumer Privacy Act (the “CCPA”), which became effective in January 2020 and which was recently amended and expanded by the California Privacy Rights Act (the “CPRA”) as of January 1, 2023. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered businesses to provide new disclosures to California residents, provide them new ways to opt-out of certain disclosures of personal information, and allow for a new cause of action for data breaches. As we expand our operations, the CCPA and CPRA may increase our compliance costs and potential liability. Some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states have adopted similar laws, many of which have gone into effect. Compliance with any applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to comply with such laws and regulations.
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
We currently have a subsidiary located outside of the United States and plan for international operations in the future, which could subject us to political, operational and regulatory challenges.
We currently have a subsidiary in Brazil engaged in limited test manufacturing, research and development and other activities and plan to eventually expand our business outside of the United States. International operations are subject to a number of risks, including regulations that may differ from or be more stringent than analogous U.S. regulations, local political or economic instability, cross-border political tensions, import and export compliance, privacy, data protection, information security, labor and employment matters, and exposure to potential liabilities under anti-corruption or anti-bribery laws, including the U.S. Foreign Corrupt Practices Act and similar laws and regulations. If any of these risks materialize, it could adversely impact our business.
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations has increased, and will continue to increase, our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight have been and may in the future be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses.
In the future, changes in laws or regulations governing our operations, changes in the interpretation thereof or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could have a materially adverse effect on our business. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve or otherwise change over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards (or changing interpretations of them), and this investment may result in increased selling, general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected. As a public company, we have also had to incur increased expenses in order to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain the same or similar coverage or obtain coverage in the future. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, compensation committee, and nominating and governance committee, and qualified executive officers.
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
We were previously a “smaller reporting company”, and we are able to take advantage of certain exemptions from disclosure requirements available to “smaller reporting companies” through the filing of our Quarterly Report on Form 10-Q for the three months ended March 31, 2024, which could make our Class A common stock less attractive to investors.
We were previously a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K and we are therefore able to take advantage of certain reduced disclosure obligations in this Annual Report, including reduced disclosure obligations regarding executive compensation in the Proxy Statement for our 2024 Annual Meeting of Stockholders. As a result, our stockholders may not have access to certain information they may deem important, and we cannot predict whether investors will find our Class A common stock less attractive because we will have been able to rely on this exemption. If some investors find our Class A common stock less attractive as a result of our reliance on this exemption, the trading price of our Class A common stock may be lower than it otherwise would be, there may be a less active trading market for our Class A common stock and the trading price of our Class A common stock may be more volatile.
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
Our amended and restated certificate of incorporation provides that (i) unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by the applicable law, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring (1) any derivative action or proceeding brought on behalf of us, (2) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any current or former director, officer or other employee of ours or any stockholder of ours to us or our stockholders, (3) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees or any stockholder arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”), our amended and restated certificate of incorporation or our amended and restated bylaws, (4) any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or amended and restated bylaws (or any right, obligation or remedy thereunder), (5) any action or proceeding as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware, and (6) any action asserting a claim against us or any director, officer or other employee of ours or any stockholder, governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants, and (ii) unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder. Any person holding, owning or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and to have consented to this forum selection provision.
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
See Note 12 - Liability Classified Warrants to our audited consolidated financial statements for the year ended December 31, 2023, for additional information about our public and private warrants that were originally issued by Atlas. Accounting Standards Codification (“ASC”) 815-40 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in the consolidated statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
Investors’ expectations of our performance relating to environmental, social and governance (“ESG”) factors may impose additional costs and expose us to new risks.
There is an increasing focus from investors, customers, regulators, employees and other stakeholders concerning corporate responsibility, specifically related to ESG matters. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to corporate responsibility are inadequate. The growing investor demand for measurement of non-financial performance is addressed by third-party providers of sustainability assessment and ratings on companies. The criteria by which our corporate responsibility practices are assessed may change due to the constant evolution of the sustainability landscape, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies and/or actions with respect to corporate social responsibility are inadequate. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies.
Furthermore, in the event that we communicate certain initiatives and goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. In addition, California recently adopted a number of new climate-related bills, including bills which require companies doing business in California that meet certain revenue thresholds to publicly disclose certain greenhouse gas emissions data and climate-related financial risk reports. The SEC has also proposed disclosure requirements regarding, among other ESG topics, the impact our business has on the environment. If we fail to satisfy the expectations of investors, customers, regulators, employees and other stakeholders or our initiatives are not executed as planned, our reputation and business, operating results and financial condition could be adversely impacted.
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
The price of our Class A common stock and warrants may fluctuate due to a variety of factors, including:
•changes in macroeconomic or market conditions or trends in our industry or markets, such as inflation, recessions, volatility in interest rates, ongoing supply chain shortages, local and national elections, international currency fluctuations, uncertainty with respect to the federal budget and federal debt ceiling and potential government shutdowns related thereto, actual or perceived instability in the global banking sector, political instability and acts of war, such as the war in Ukraine and the Israel-Hamas war, or terrorism;
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
Shares of our Class B common stock have ten votes per share, while shares of our Class A common stock have one vote per share. Adam Goldstein, our founder, as well as certain other stockholders, hold the issued and outstanding shares of our Class B common stock. These shares represent a substantial majority of the voting power of our capital stock on an outstanding basis and if voted together are able to control matters submitted to our shareholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions for so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our capital stock. These holders may have interests that differ from other shareholders and may vote in a way which may be adverse to other shareholders or with which our other shareholders may disagree. This concentrated control may have the effect of delaying, preventing or deterring a change in control, could deprive our shareholders of an opportunity to receive a premium for their capital stock as part of a sale, and might ultimately affect the market price of our Class A common stock.

We cannot predict the impact that our dual-class structure may have on the stock price of our Class A common stock.
We cannot predict whether our dual-class structure will result in a lower or more volatile market price of Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. Due to these policies, our dual-class capital structure may make us ineligible for inclusion in certain indexes, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indexes will not be investing in our stock. These policies are still new, and it remains unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from such indexes, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Because of our dual-class structure, we are likely excluded from certain of these indexes and we cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes likely precludes investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
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
If securities analysts do not publish research or reports about our business or if they downgrade our Class A common stock or our sector, our Class A common stock price and trading volume could decline.
The trading market for our Class A common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We will not control these analysts. In addition, some financial analysts may have limited expertise with our model and operations. Furthermore, if one or more of the analysts who do cover us downgrade our Class A common stock or industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our Class A common stock could decline. If one or more of these analysts ceases to cover us or fails to initiate coverage or publish reports on us regularly, we could lose visibility in the market, which in turn could cause our Class A common stock price or trading volume to decline.
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
We filed a registration statement (as subsequently amended and supplemented) on Form S-3 relating to the offer and sale from time to time by the selling security holders named therein of up to 110,742,480 shares of Class A common stock, was declared effective by the SEC on November 15, 2022. We filed another registration statement on Form S-3 relating to the offer and sale from time to time by selling stockholders named therein of up to 94,671,586 shares of Class A common stock, which was declared effective by the SEC on August 21, 2023. In addition, pursuant to our registration rights agreements, certain substantial holders of Legacy Archer’s common stock and our Class A common stock have the right, subject to certain conditions, to require us to register their shares of our Class A common stock for resale under the Securities Act. By exercising their registration rights and selling a large number of shares in reliance on the registration statements, these stockholders could cause the prevailing market price of our Class A common stock to decline.
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
In November 2023, we filed a registration statement on Form S-3 relating to the offer and sale of up to $70.0 million of our Class A common stock, preferred stock, debt securities, warrants to purchase our Class A common stock, preferred stock or debt securities, subscription rights to purchase our Class A common stock, preferred stock or debt securities and/or units consisting of some or all of these securities, which was declared effective on November 22, 2023. As of December 31, 2023, we had sold approximately $20.7 million pursuant to the Sale Agreement.
In addition, outstanding warrants to purchase an aggregate of 25,398,947 shares of our Class A common stock became exercisable on October 30, 2021. Each warrant entitles the holder thereof to purchase one (1) share of our Class A common stock at a price of $11.50 per whole share, subject to adjustment. Moreover, as of December 31, 2023, we have an additional 20,788,247 outstanding warrants issued to certain parties, 17,948,354 of which remain subject to vesting conditions. These warrants may be exercised only for a whole number of shares of our Class A common stock. To the extent such warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the then existing holders of our Class A common stock and increase the number of shares eligible for resale in the public market.
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
In the future, we may also issue our securities in connection with investments or acquisitions. The number of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding Class A common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We understand the importance of maintaining an active cybersecurity risk management and strategy program. As an emerging technology company, we understand that we may face cyber threats that range from common cyberattacks, such as ransomware, to more advanced attacks such as advanced persistent threats perpetrated by nation-state actors and other highly organized actors. Our cybersecurity risk management program is guided by industry standards, such as the National Institute of Standards and Technology (“NIST”). We strategically partner with industry leading external vendors to perform cybersecurity assessments, as well as regular penetration testing to better understand our potential vulnerabilities, threat vectors, and impact on critical assets or operations. As part of these processes, our cybersecurity team identifies and prioritizes risks to devise our annual cybersecurity mitigation strategy and address operational risks. Our cybersecurity program is organized around the following key areas:
Risk Management and Strategy
Insider Risk Management. We recognize that not all threats are external. We have an insider risk management program and are working to improve our data loss protection technology to protect our critical data.
Security Awareness Education. Understanding the need for regular cybersecurity training, we have instituted a mandatory training program for all employees.
Technical Safeguards. We have improved our endpoint security postures through the implementation of an Enterprise Mobile Management system, and continue to increase our investment in strengthening email, DNS, and other network security services.
Threat Detection and Response. In addition to aligning our cybersecurity risk management program to NIST standards, we have also engaged with third party providers of security information and event management and cybersecurity services to provide continuous monitoring and operational threat detection and response. Our partners integrate threat intelligence into their platforms, providing us with a proactive view of possible threats.
Incident Response. We have implemented a holistic review of incident response, with workflows in place for cybersecurity incidents, including provisions for assessing materiality, and defined escalation procedures.
Third Party Risk Management. To manage third-party risks, our cybersecurity team evaluates our partners, to provide an additional layer of scrutiny, and supervises and identifies material risks associated with the use of third-party service providers. These processes include a review of security controls and supplier contractual obligations for security and data protection requirements.
Governance
Our Audit Committee is primarily responsible for assisting our Board of Directors in fulfilling its ultimate oversight responsibilities relating to risk assessment and management, including with respect to risks and incidents relating to cybersecurity threats, compliance with disclosure requirements, cooperation with law enforcement, cybersecurity and other information securities policies and practices and related internal controls. The Audit Committee reports any findings and recommendations, as appropriate, to the full Board of Directors for consideration. In that capacity, our Audit Committee conducts quarterly reviews of, and meets with our Chief Information Officer and other senior management to discuss, technology and cybersecurity risks and the risk assessment and risk management policies, practices, programs and/or procedures that we have adopted to monitor, control, mitigate and manage such risks. Our Board of Directors is committed to maintaining a well-informed and cybersecurity-aware posture, regularly engaging by receiving scheduled and requested updates on our strategy and evolving threat landscape as well as bolstering existing cybersecurity knowledge and continued education of recent cybersecurity trends.
We are developing processes to continuously monitor, analyze emerging threats, and to develop and implement risk mitigation strategies and our management team plays a pivotal role in assessing and managing material risks from cybersecurity threats. As our first key investment, we have hired our Director of Information Security with over 20 plus years of information security experience to oversee our cybersecurity program. Our Director of Information Security reports up to our Chief

Information Officer. Together our Director of Information Security and Chief Information Officer have over 40 years of combined experience.
Item 2. Properties

We currently lease our headquarters in San Jose, California. We lease additional offices, research and development facilities, and manufacturing facilities in Santa Clara and Mountain View, California and flight test facilities at Salinas Municipal Airport in Salinas, California. We also lease a property for our high-volume manufacturing facility in Covington, Georgia that is under construction. We believe our existing leased facilities are in good condition and suitable for the conduct of our business.
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

Holders of Record

As of February 23, 2024, there were 121 stockholders of record of our Class A common stock and 7 stockholders of record of our Class B common stock. The actual number of holders of our Class A and Class B common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.

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

Issuer Purchases of Equity Securities

None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related accompanying notes included elsewhere in this Annual Report. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 15, 2023, for a comparison of our results of operations for the years ended December 31, 2022 and 2021. In addition to historical consolidated financial information, the following discussion includes forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. See the section titled “Special Note Regarding Forward-Looking Statements” in this Annual Report. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those set forth in Part I, Item 1A, “Risk Factors” in this Annual Report.
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

Midnight is designed to carry 4 passengers plus a pilot optimized for back-to-back short distance trips of around 20-miles, with minimal charging time between trips. We are working to certify Midnight with the FAA so that we can then enter into commercial service as soon as possible. In August 2023, we received the Special Airworthiness Certificate from the FAA for our first Midnight aircraft and began its flight testing program in October 2023.

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

•Sustainable. Midnight is all electric, resulting in zero operating emissions. Archer is committed to sourcing renewable energy wherever possible to power its aircraft. Archer’s design and engineering teams are working to integrate materials into this aircraft that have their own unique sustainability stories.

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

Our Planned Lines of Business

Upon receipt of all necessary FAA certifications and any other government approvals necessary for us to manufacture and operate our aircraft, we intend to operate two complementary lines of business: Archer UAM and Archer Direct.

Archer UAM

We plan to operate our own UAM ecosystem initially in select major cities. Our UAM ecosystem will operate using our eVTOL aircraft, which is currently in development. Consumers will be able to book rides directly through our service through an app-based platform. We project that the cost to manufacture and operate our eVTOL aircraft will be such that it will be able to enter the UAM ride-sharing market at a price point that is competitive with ground-based ride sharing services today. We will continue to evaluate our go-to-market strategy based on, among other things, estimated demand, readiness of the required infrastructure, and our ability to scale of our aircraft fleet.

Archer Direct

We also plan to selectively sell our aircraft to third parties. We have entered into the United Purchase Agreement for the conditional purchase of up to $1.0 billion worth of aircraft, with an option for another $500.0 million worth of aircraft. In August 2023, we entered into two new contracts with the U.S. Air Force, worth up to $142.0 million, which includes the purchase of aircraft, as well as the sharing of additional flight test data certification related reports, pilot training, and the development of maintenance and repair operations.

As we get closer to commercialization, we will look to determine the right mix of selling our aircraft versus using them as part of our UAM ecosystem based on, among other factors, our capital needs, our manufacturing volumes, our ability to ramp Archer UAM operations, and the purchase demand from our Archer Direct customers.

To date, we have not generated revenue from either of these planned categories, as we continue to design, develop, and seek the governmental approvals necessary for our eVTOL aircraft to enter into service. We will use our cash and cash equivalents for the foreseeable future to continue to fund our efforts to bring our eVTOL aircraft to market. The amount and timing of any future capital requirements will depend on many factors, including the pace and results of the design and development of our aircraft and manufacturing operations, as well as our progress in obtaining necessary FAA certifications and other government approvals. For example, any significant delays in obtaining such FAA certifications and other government approvals will likely require us to raise additional capital above our existing cash on hand and delay our generation of revenues.
Components of Results of Operations
Revenue

We are still working to design, develop, certify, and bring up manufacturing of our eVTOL aircraft and thus have not generated any revenues from either of our planned lines of business. We do not expect to begin generating significant revenues until we are able to complete the design, development, certification, and manufacturing bring up of our eVTOL aircraft.

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

General and Administrative

General and administrative expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for employees associated with administrative services such as finance, legal, human resources, information technology, associated facilities costs, depreciation, and non-cash technology and dispute resolution agreements expense. We expect our general and administrative expenses to increase as we hire additional personnel and consultants to support our operations and comply with applicable regulations, including the Sarbanes-Oxley Act and other SEC rules and regulations.

Other Warrant Expense

Other warrant expense consists entirely of non-cash expense related to the vesting of warrants issued in conjunction with the execution of the United Purchase Agreement and the Warrant to Purchase Shares Agreement (the “United Warrant Agreement”) with United.

Other (Expense) Income, Net

Other (expense) income, net consists of miscellaneous income and expense items, including the change in fair value of our warrant liabilities.

Interest Income (Expense), Net

Interest income (expense), net primarily consists of interest income from our cash and cash equivalents and short-term investments in marketable securities, net of interest on notes payable.

Results of Operations
The following table sets forth our consolidated statements of operations for the periods indicated:

	Year Ended December 31,
	2023	2022	Change $	Change %
	(In millions)
Operating expenses:
Research and development (1)	$276.4	$171.5	$104.9	61%
General and administrative (1)	168.4	165.1	3.3	2%
Other warrant expense	2.1	10.8	(8.7)	(81)%
Total operating expenses	446.9	347.4	99.5	29%
Loss from operations	(446.9)	(347.4)	(99.5)	29%
Other (expense) income, net	(26.9)	27.8	(54.7)	NM
Interest income (expense), net	16.4	2.3	14.1	NM
Loss before income taxes	(457.4)	(317.3)	(140.1)	44%
Income tax expense	(0.5)	—	(0.5)	100%
Net loss	$(457.9)	$(317.3)	$(140.6)	44%
NM=Not Meaningful.
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2023	2022
Research and development	$28.9	$26.1
General and administrative	16.3	76.7
Total stock-based compensation expense	$45.2	$102.8

Comparison of the Year Ended December 31, 2023 and 2022

Research and Development
Research and development expenses increased by $104.9 million, or 61%, for the year ended December 31, 2023, compared to the year ended December 31, 2022, as we invested in people and materials to advance our technology development. The increase was primarily due to an increase of $40.9 million in costs related to professional services and tools and materials to support our increased research and development activities, an increase of $38.1 million in personnel-related expenses due to a significant increase in our workforce from the prior year, and an increase of $14.7 million in warrant expenses related to the warrants issued to Stellantis in connection with the manufacturing and collaboration agreement between us and Stellantis. See Note 10 - Stock-Based Compensation to our consolidated financial statements for further details on our warrants. The remainder of the increase was made up of other incidental items.

General and Administrative

General and administrative expenses increased by $3.3 million, or 2%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was primarily due to a $70.3 million non-cash charge comprised of a $26.3 million non-cash charge associated with the Initial Vested Share Tranche and a $44.0 million non-cash charge for the unvested portion of the Warrant that is contingent and may never be realized, relating to a series of agreements between us, Boeing and Wisk on August 10, 2023, providing for, among other things, certain investments and warrant issuances, as well as an autonomous flight technology agreement and the resolution of certain federal and state court litigation between the parties (the “Technology and Dispute Resolution Agreements”). The increase was partially offset by a reversal of previously recognized stock-based compensation expense of $59.1 million associated with the forfeiture of the unvested portion of the restricted stock units (“RSUs”) granted to our founders pursuant to the terms and conditions of the Business Combination Agreement immediately prior to closing (the “Founder Grant”) issued to the Company’s co-founder and former co-CEO. See Note 8 - Commitments and Contingencies and Note 10 - Stock-Based Compensation to our consolidated financial statements for further details on our commitments and contingencies and stock-based compensation, respectively. The remainder of the offset was made up of other incidental items.
Other Warrant Expense

Other warrant expense decreased by $8.7 million, or 81%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The decrease was primarily due to the vesting of United warrants associated with specific milestones during the year ended December 31, 2022. The warrants associated with the specific milestones fully vested in the first quarter of 2023. See Note 10 - Stock-Based Compensation to our consolidated financial statements for further details on our warrants.

Other (Expense) Income, Net

Other (expense) income, net decreased by $54.7 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The decrease was primarily due to changes in fair value of our warrant liabilities. See Note 3 - Summary of Significant Accounting Policies to our consolidated financial statements for further details.

Interest Income (Expense), Net

Interest income (expense), net increased by $14.1 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was primarily due to interest income from our cash and cash equivalents and short-term investments in marketable securities.

Liquidity and Capital Resources

As of December 31, 2023, our principal sources of liquidity were cash and cash equivalents of $464.6 million. We have incurred net losses since our inception and to date have not generated any revenues. We expect to incur additional losses and higher operating expenses for the foreseeable future. We believe that our existing cash and cash equivalents will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements.

On August 10, 2023, we entered into subscription agreements with certain investors providing for the private placement of 26,173,286 shares of our Class A common stock for net proceeds of approximately $139.0 million, after deducting offering costs.

On June 23, 2023, we issued 6,337,039 shares of Class A common stock to Stellantis at a price of $3.94506 per share in connection with the first milestone under the Stellantis Forward Purchase Agreement and received approximately $25.0 million in gross proceeds. On August 10, 2023, Stellantis waived certain conditions provided for in the Stellantis Forward Purchase Agreement relating to our actual achievement pursuant to Milestone 2 (as defined in the Stellantis Forward Purchase Agreement). In connection with this, we submitted an election notice to draw down upon the $70.0 million applicable to Milestone 2, which equals 12,313,234 shares of our Class A common stock. On October 16, 2023, we issued 12,313,234 shares of our Class A common stock to Stellantis, at a price per share of $5.68, for gross proceeds of approximately $70.0 million.

On October 5, 2023, we entered into the Credit Agreement with Synovus Bank, as administrative agent and lender, and the additional lenders (the “Lenders”) from time to time. We may request the Lenders to provide multiple delayed term loan advances (together, the “Loan”) in an aggregate principal amount of up to $65.0 million for the construction and development of our manufacturing facility in Covington, Georgia. The Loan under the Credit Agreement shall accrue interest from and including the date the applicable advance is made but excluding the repayment date at a rate of the secured overnight financing rate (“SOFR”), plus 2.00% subject to a SOFR floor of 0.00%. We are required to make interest-only payments for 36 months on the Loan starting on November 14, 2023, followed by monthly interest and principal payments for the remaining maturity, with any outstanding principal, interest and other then outstanding indebtedness due at maturity. The Credit Agreement matures on the earlier of October 5, 2033 or the date on which the outstanding Loan has been declared or automatically becomes due and payable pursuant to the terms of the Credit Agreement. Our obligations under the Credit Agreement are jointly and severally guaranteed by our current and future wholly-owned domestic subsidiaries, and are secured by cash, general intangibles, instruments, securities, financial assets, security entitlements and other property maintained in a money market account at Synovus Bank.

In November 2023, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which became effective in November 2023. The Shelf Registration Statement permits the offering of up to $70.0 million aggregate dollar amount of shares of our Class A common stock or preferred stock, debt securities, warrants to purchase our Class A common stock, preferred stock or debt securities, subscription rights to purchase our Class A common stock, preferred stock or debt securities and/or units consisting of some or all of these securities, in one or more offerings and in any combination. In connection with the Shelf Registration Statement, we entered into an Open Market Sales AgreementSM (the “Sales Agreement”), with Cantor Fitzgerald & Co., as the sales agent, pursuant to which we may offer and sell shares of our Class A common stock having an aggregate offering amount of up to $70.0 million. The $70.0 million of Class A common stock that may be issued and sold pursuant to the Sales Agreement is included in the $70.0 million of securities that may be issued and sold pursuant to the Shelf Registration Statement. We will pay Cantor Fitzgerald & Co. a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of Class A common stock pursuant to the Sales Agreement. As of December 31, 2023, we had $49.3 million remaining under the Sales Agreement.

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
The following includes our short-term and long-term material cash requirements from known contractual obligations as of December 31, 2023:
Notes Payable

See Note 7 - Notes Payable to our consolidated financial statements for further details on our debt.
Leases

We lease office, lab, hangar, and storage facilities in the normal course of business. Under our operating leases as noted in Note 8 - Commitments and Contingencies to our consolidated financial statements, we have current obligations of $5.5 million and long-term obligations of $18.5 million.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022
	(In millions)
Net cash provided by (used in):
Operating activities	$(271.6)	$(200.4)
Investing activities	420.7	(464.3)
Financing activities	250.1	(9.9)
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
Net cash used in operating activities during the year ended December 31, 2023 was $271.6 million, resulting from a net loss of $457.9 million, adjusted for non-cash items consisting primarily of a $70.3 million non-cash charge comprised of a $26.3 million non-cash charge associated with the Initial Vested Share Tranche and a $44.0 million non-cash charge for the unvested portion of the Warrant that is contingent and may never be realized, relating to the Technology and Dispute Resolution Agreements, $45.2 million in stock-based compensation which includes the reversal of $59.1 million of stock-based compensation expense related to the forfeiture of one of the Founder Grants, a loss of $32.9 million due to a change in fair value of our warrant liabilities, and $17.5 million of research and development warrant expense related to the warrants issued to Stellantis (see Note 10 - Stock-Based Compensation to our consolidated financial statements). The net cash provided by changes in our net operating assets and liabilities of $13.2 million was primarily related to a $9.2 million increase in accounts payable due to timing of payments.
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
Cash Flows Provided by (Used in) Investing Activities
Net cash provided by investing activities during the year ended December 31, 2023 was $420.7 million, driven by proceeds from maturities of short-term investments of $465.0 million, offset by purchases of property and equipment of $44.3 million within the period.
Net cash used in investing activities during the year ended December 31, 2022 was $464.3 million, driven by purchases of short-term investments of $487.4 million and purchases of property and equipment of $6.9 million, offset by proceeds from maturities of short-term investments of $30.0 million.
Cash Flows Provided by (Used in) Financing Activities
Net cash provided by financing activities during the year ended December 31, 2023 was $250.1 million, driven by gross proceeds from the PIPE financing of $145.0 million, proceeds from the issuance of common stock to Stellantis of $95.0 million, and proceeds from shares issued under an at-the-market offering of $20.7 million, partially offset by the repayment of term loans to Silicon Valley Bank, a division of First-Citizens Bank, for $10.0 million.
Net cash used in financing activities during the year ended December 31, 2022 was $9.9 million, consisting primarily of the repayment of debt for $10.0 million.
Critical Accounting Policies and Estimates
Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgements, often as a result of the need to make estimates of matters that are inherently uncertain.

We believe that the following critical accounting policies involve a greater degree of judgment or complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to a full understanding and evaluation of our consolidated financial statements. For additional information, refer to Note 3 - Summary of Significant Accounting Policies to our consolidated financial statements.
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
Stock-Based Compensation
We account for stock-based compensation awards granted to employees and non-employees by recording compensation expense based on each award’s grant date estimated fair value over the vesting period, in accordance with ASC 718, Compensation — Stock Compensation. We estimate the fair value of RSUs based on the fair value of our common stock on the date of grant. We estimate the fair value of stock options using the Black-Scholes option-pricing model. Determining the fair value of stock options under this model requires highly subjective assumptions, including the fair value of the underlying common stock, risk-free interest rate, expected term of the award, expected volatility of the price of our common stock, and expected dividend yield of our common stock. These estimates involve inherent uncertainties and the application of management’s judgment. If we had made different assumptions, our stock-based compensation expense could have been materially different. We have not issued any stock options since the closing of the Business Combination.
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
Income Taxes
We are subject to income taxes in the United States and other jurisdictions. Our income tax provision consists of an estimate of federal, state and foreign income taxes based on enacted federal, state and foreign tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws.

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
Significant judgment is applied when assessing the need for valuation allowances and includes the evaluation of historical income (loss) adjusted for the effects of non-recurring items. Areas of estimation include consideration of future taxable income. We have placed a full valuation allowance against our federal and state deferred tax assets since the recovery of the assets is uncertain. Should a change in circumstances lead to a change in judgment about the utilization of deferred tax assets in future years, the adjustment related to valuation allowances would be reported as an increase to income.
Recent Accounting Pronouncements
See Note 3 - Summary of Significant Accounting Policies to our consolidated financial statements for a discussion about accounting pronouncements recently adopted and recently issued and not yet adopted.
Credit Risk
Financial instruments, which subject us to concentrations of credit risk, consist primarily of cash, cash equivalents, and short-term investments. Our cash and cash equivalents are held at several long-standing financial institutions located in the United States. At times, cash account balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits ($250 thousand per depositor per institution). We have not experienced any losses due to these excess deposits and believe this risk is not significant. Our short-term investments consisted of high quality, investment grade marketable securities and were held at a major financial institution located in the United States. We have established guidelines regarding diversification of our investments and their maturities that are designed to preserve principal and achieve liquidity requirements. We review these guidelines and modify them as necessary based on updated liquidity needs and changes in our operations and financial position.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our borrowings and short-term investments. The Loan under the Credit Agreement accrues interest from and including the date the applicable advance is made but excluding the repayment date at a rate of the SOFR, plus 2.00% subject to a SOFR floor of 0.00%. Additionally, we had cash, cash equivalents, and restricted cash totaling $471.5 million as of December 31, 2023. Cash equivalents were invested in money market funds. The primary objectives of our investment activities are to preserve principal and achieve liquidity requirements. We do not enter into investments for trading or speculative purposes. A hypothetical 100 basis point change in interest rates applicable to the Loan under the Credit Agreement or with respect to our investment portfolio would not have had a material impact on the fair value of our portfolio for the periods presented.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Archer Aviation Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Archer Aviation Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Accounting for the Wisk Settlement and Valuation of the Second Tranche Warrant
As described in Notes 3 and 8 to the consolidated financial statements, on August 10, 2023, the Company, the Boeing Company (“Boeing”) and Wisk Aero LLC (“Wisk”) (a wholly-owned subsidiary of Boeing) entered into a series of agreements that provide for, among other things, certain investments by Boeing into the Company and an autonomous flight technology collaboration between Wisk and the Company, the issuance of certain warrants to Wisk and resolution of the federal and state court litigation between the parties (the “Technology and Dispute Resolution Agreements” or “Wisk Settlement”). Under the Wisk Settlement, management agreed to issue Wisk a warrant to purchase up to 13,176,895 shares of the Company’s Common Stock with an exercise price of $0.01 per share (the “Wisk Warrant”). The Wisk Warrant shall vest and be exercisable as follows: (i) immediately as to 4,512,636 shares, underlying the Warrant (the “Initial Vested Share Tranche”) and (ii) for up to 8,664,259 shares (the “Second Tranche”) underlying the Wisk Warrant as determined six months from the effective date of the Warrant (the “Specified Date”). The extent to which the Second Tranche vests is based on the value of the First Boeing Investment and the shares underlying the Initial Vested Share Tranche as of the Specified Date. Management recorded the Initial Vested Share Tranche within equity at its fair value. Management recorded the Second Tranche as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. Management utilizes a Monte Carlo simulation model for the accrued technology and dispute resolution agreements liability at each reporting period, with changes in fair value recognized in the consolidated statements of operations. As of December 31, 2023, management recorded a $70.3 million non-cash charge in general and administrative expenses consisting of a $26.3 million non-cash charge associated with the Initial Vested Share Tranche and a $44.0 million non-cash charge for the unvested portion of the Wisk Warrant. At December 31, 2023, the associated liability was $44.0 million.
The principal considerations for our determination that performing procedures relating to the accounting for the Wisk Settlement and valuation of the Second Tranche Warrant liability is a critical audit matter are (i) a high degree of auditor effort in performing procedures and evaluating audit evidence related to the accounting for the Wisk Settlement and valuation of the Second Tranche Warrant liability and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to significant unusual transactions, including controls over management’s accounting for the Wisk Settlement and valuation of the Second Tranche Warrant. These procedures also included, among others, (i) reading the agreements related to the Wisk Settlement and evaluating the accounting implications of such agreements, (ii) the involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate for the Second Tranche Warranty liability, (iii) comparing the independent estimate to management's estimate to evaluate the reasonableness of management's estimate of the Second Tranche Warrant liability, and (iv) testing the completeness and accuracy of underlying data used by management in the Monte Carlo simulation model. Professionals with specialized skill and knowledge were also used to assist in evaluating the appropriateness of the Monte Carlo simulation model used by management to develop the fair value estimate of the Second Tranche Warrant liability.

/s/ PricewaterhouseCoopers LLP

Irvine, California
February 29, 2024
We have served as the Company’s auditor since 2020.

Archer Aviation Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	As of December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$464.6	$69.4
Restricted cash	6.9	2.9
Short-term investments	—	461.8
Prepaid expenses	7.9	9.8
Other current assets	0.8	1.6
Total current assets	480.2	545.5
Property and equipment, net	57.6	11.5
Intangible assets, net	0.4	0.4
Right-of-use assets	8.9	11.9
Other long-term assets	7.2	4.5
Total assets	$554.3	$573.8
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14.3	$3.6
Current portion of lease liabilities	2.8	3.7
Current portion of notes payable	—	9.3
Accrued expenses and other current liabilities	96.9	36.7
Total current liabilities	114.0	53.3
Notes payable, net of current portion	7.2	—
Lease liabilities, net of current portion	13.2	9.2
Warrant liabilities	39.9	7.0
Other long-term liabilities	12.9	11.0
Total liabilities	187.2	80.5
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Class A common stock, $0.0001 par value; 700,000,000 shares authorized; 265,617,341 and 177,900,738 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Class B common stock, $0.0001 par value; 300,000,000 shares authorized; 38,165,615 and 63,738,197 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	1,515.9	1,185.0
Accumulated deficit	(1,148.8)	(690.9)
Accumulated other comprehensive loss	—	(0.8)
Total stockholders’ equity	367.1	493.3
Total liabilities and stockholders’ equity	$554.3	$573.8
See accompanying notes to consolidated financial statements.

Archer Aviation Inc.
Consolidated Statements of Operations
(In millions, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Operating expenses
Research and development	$276.4	$171.5	$64.3
General and administrative	168.4	165.1	176.7
Other warrant expense	2.1	10.8	117.3
Total operating expenses	446.9	347.4	358.3
Loss from operations	(446.9)	(347.4)	(358.3)
Gain on forgiveness of PPP loan	—	—	0.9
Other (expense) income, net	(26.9)	27.8	10.6
Interest income (expense), net	16.4	2.3	(1.0)
Loss before income taxes	(457.4)	(317.3)	(347.8)
Income tax expense	(0.5)	—	—
Net loss	$(457.9)	$(317.3)	$(347.8)

Net loss per share, basic and diluted	$(1.69)	$(1.32)	$(3.14)
Weighted-average shares outstanding, basic and diluted	270,408,132	240,476,894	110,836,238
See accompanying notes to consolidated financial statements.

Archer Aviation Inc.
Consolidated Statements of Comprehensive Loss
(In millions)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(457.9)	$(317.3)	$(347.8)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	0.8	(0.8)	—
Comprehensive loss	$(457.1)	$(318.1)	$(347.8)
See accompanying notes to consolidated financial statements.

Archer Aviation Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except share data)

	Common Stock				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	49,828,517	$—	66,714,287	$—	$61.7	$(25.8)	$—	$35.9
Conversion of Class B common stock to Class A common stock	5,337,446	—	(5,337,446)	—	—	—	—	—
Issuance of restricted stock and restricted stock expense	20,833	—	10,004,612	—	118.1	—	—	118.1
Exercise of stock options	859,544	—	3,556,492	—	0.5	—	—	0.5
Issuance of warrants and warrant expense	—	—	—	—	124.3	—	—	124.3
Exercise of warrants	8,845,058	—	—	—	0.1	—	—	0.1
Stock-based compensation	—	—	—	—	5.5	—	—	5.5
Issuance of Class A common stock pursuant to the Business Combination Agreement	36,385,693	—	—	—	162.3	—	—	162.3
PIPE financing	61,512,500	—	—	—	600.0	—	—	600.0
Net loss	—	—	—	—	—	(347.8)	—	(347.8)
Balance as of December 31, 2021	162,789,591	—	74,937,945	—	1,072.5	(373.6)	—	698.9
Conversion of Class B common stock to Class A common stock	8,406,170	—	(8,406,170)	—	—	—	—	—
Issuance of restricted stock and restricted stock expense	5,269,553	—	—	—	71.3	—	—	71.3
Exercise of stock options	1,435,424	—	2,208,728	—	0.4	—	—	0.4
Issuance of warrants and warrant expense	—	—	—	—	14.1	—	—	14.1
Cancellation of Class B common stock (Note 10)	—	—	(5,002,306)	—	—	—	—	—
Stock-based compensation	—	—	—	—	26.7	—	—	26.7
Net loss	—	—	—	—	—	(317.3)	—	(317.3)
Other comprehensive loss	—	—	—	—	—	—	(0.8)	(0.8)
Balance as of December 31, 2022	177,900,738	—	63,738,197	—	1,185.0	(690.9)	(0.8)	493.3
Conversion of Class B common stock to Class A common stock	26,449,869	—	(26,449,869)	—	—	—	—	—
Issuance of Class A common stock	1,985,559	—	—	—	11.6	—	—	11.6
Issuance of restricted stock and restricted stock expense	7,405,542	—	—	—	(6.6)	—	—	(6.6)
Exercise of stock options	1,149,934	—	877,287	—	0.2	—	—	0.2
Issuance of warrants and warrant expense	—	—	—	—	46.0	—	—	46.0
Exercise of warrants	2,942,778	—	—	—	—	—	—	—

	Common Stock				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Common stock withheld related to net share settlement of equity awards	(1,378,367)	—	—	—	(3.5)	—	—	(3.5)
Common stock issued under employee stock purchase plan	1,228,632	—	—	—	2.9	—	—	2.9
Common stock issued under stock purchase agreement	18,650,273	—	—	—	89.6	—	—	89.6
Common stock issued under at-the-market offering	3,109,097	—	—	—	19.5	—	—	19.5
PIPE financing	26,173,286	—	—	—	139.0	—	—	139.0
Stock-based compensation	—	—	—	—	32.2	—	—	32.2
Net loss	—	—	—	—	—	(457.9)	—	(457.9)
Other comprehensive income	—	—	—	—	—	—	0.8	0.8
Balance as of December 31, 2023	265,617,341	$—	38,165,615	$—	$1,515.9	$(1,148.8)	$—	$367.1
See accompanying notes to consolidated financial statements.

Archer Aviation Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(457.9)	$(317.3)	$(347.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other	6.5	4.4	1.3
Debt discount and issuance cost amortization	0.7	0.5	0.2
Stock-based compensation	45.2	102.8	123.6
Change in fair value of warrant liabilities and other warrant costs	32.9	(22.9)	(10.4)
Gain on issuance of common stock	(3.6)	—	—
Non-cash lease expense	3.8	4.6	1.7
Research and development warrant expense	17.5	2.9	7.0
Other warrant expense	2.1	10.8	117.3
Technology and dispute resolution agreements expense	70.3	—	—
Interest income on short-term investments	—	(0.5)	—
Accretion and amortization income of short-term investments	(2.3)	(4.9)	—
Gain on forgiveness of PPP loan	—	—	(0.9)
Changes in operating assets and liabilities:
Prepaid expenses	1.9	(2.2)	(6.8)
Other current assets	0.8	(1.2)	(0.3)
Other long-term assets	(5.0)	0.4	(2.7)
Accounts payable	9.2	(0.1)	(0.8)
Accrued expenses and other current liabilities	2.3	15.6	12.1
Operating lease right-of-use assets and lease liabilities, net	2.4	(3.4)	(1.9)
Other long-term liabilities	1.6	10.1	—
Net cash used in operating activities	(271.6)	(200.4)	(108.4)
Cash flows from investing activities
Purchase of short-term investments	—	(487.4)	—
Proceeds from maturities of short-term investments	465.0	30.0	—
Purchase of property and equipment	(44.3)	(6.9)	(3.5)
Net cash provided by (used in) investing activities	420.7	(464.3)	(3.5)
Cash flows from financing activities
Proceeds from issuance of debt	7.5	—	20.0
Repayment of long-term debt	(10.0)	(10.0)	—
Payment of debt issuance costs	(0.3)	—	(0.2)
Payments for taxes related to net share settlement of equity awards	(3.5)	—	—
Proceeds from PIPE financing	145.0	—	600.0
Payment of offering costs in connection with PIPE financing	(6.0)	—	—
Proceeds from shares issued under at-the-market offering	20.7	—	—
Payment of offering costs in connection with at-the-market offering	(1.2)	—	—
Recapitalization transaction	—	—	257.6
Recapitalization transaction costs	—	—	(55.8)
Proceeds from exercise of stock options	—	0.1	0.5
Proceeds from exercise of stock warrants	—	—	0.1
Proceeds from shares issued under employee stock purchase plan	2.9	—	—
Proceeds from issuance of common stock	95.0	—	—
Net cash provided by (used in) financing activities	250.1	(9.9)	822.2
Net increase (decrease) in cash, cash equivalents, and restricted cash	399.2	(674.6)	710.3
Cash, cash equivalents, and restricted cash, beginning of period	72.3	746.9	36.6
Cash, cash equivalents, and restricted cash, end of period	$471.5	$72.3	$746.9

Supplemental Cash Flow Information:
Cash paid for interest	$0.8	$1.5	$0.7
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	10.8	3.1	2.1
Allocation of debt proceeds to stock warrants	—	—	1.2
Conversion of convertible preferred stock to common stock in connection with the reverse recapitalization	—	—	61.5
PIPE financing issuance costs settled with the issuance of Class A common stock	—	—	7.0
Recapitalization transaction costs settled with the issuance of Class A common stock	—	—	8.1
See accompanying notes to consolidated financial statements.

Archer Aviation Inc.
Notes to Consolidated Financial Statements

Note 1 - Organization and Nature of Business
Organization and Nature of Business

Archer Aviation Inc. (the “Company”), a Delaware corporation, with its headquarters located in San Jose, California, is an aerospace company. The Company is designing and developing electric vertical takeoff and landing (“eVTOL”) aircraft for use in urban air mobility (“UAM”) networks. The Company’s mission is to unlock the skies, freeing everyone to reimagine how they move and spend time.
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

Archer UAM

The Company plans to operate its own UAM ecosystem initially in select major cities. The Company’s UAM ecosystem will operate using its eVTOL aircraft which is currently in development.

Archer Direct

The Company also plans to selectively sell a certain amount of its eVTOL aircraft along with ancillary products and services to third parties.

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

Archer Aviation Inc.
Notes to Consolidated Financial Statements
Note 2 - Liquidity and Going Concern
Since the Company’s formation, the Company has devoted substantial effort and capital resources to the design and development of its planned eVTOL aircraft and UAM network. Funding of these activities has primarily been through the net proceeds received from the issuance of related and third-party debt (Note 7 - Notes Payable), and the sale of preferred and common stock to related and third parties (Note 9 - Preferred and Common Stock). Through December 31, 2023, the Company has incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $1,148.8 million. Following the closing of the Business Combination on the Closing Date, the Company received net cash proceeds of $801.8 million. As of December 31, 2023, the Company had cash and cash equivalents of $464.6 million, which management believes will be sufficient to fund the Company’s current operating plan for at least the next 12 months from the date these consolidated financial statements were issued.
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
Retroactive Application of Reverse Recapitalization
As discussed in Note 4 - Reverse Recapitalization and Related Transactions, the Business Combination was accounted for as a reverse recapitalization of equity structure. Pursuant to U.S. GAAP, the Company retrospectively recast its weighted-average outstanding shares within the Company’s consolidated statement of operations for the year ended December 31, 2021. As part of the closing, all of Legacy Archer’s issued Series Seed redeemable convertible preferred stock and Series A redeemable convertible preferred stock were converted into Legacy Archer common stock, which were converted again, along with all other issued and outstanding common stock of Legacy Archer, into New Archer Class A common stock and New Archer Class B common stock. The basic and diluted weighted-average Legacy Archer common stock were retroactively converted to New Archer Class A common stock and New Archer Class B common stock to conform to the recast in the consolidated statements of stockholders’ equity.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
Cash, Cash Equivalents, and Restricted Cash
Cash consists of cash on deposit with financial institutions. Cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of three months or less from the date of purchase. As of December 31, 2023 and 2022, the Company’s cash and cash equivalents included money market funds of $339.6 million and $6.1 million, respectively.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets that sum to amounts reported on the consolidated statements of cash flows (in millions):

	As of December 31,
	2023	2022
Cash and cash equivalents	$464.6	$69.4
Restricted cash	6.9	2.9
Total cash, cash equivalents, and restricted cash	$471.5	$72.3
Short-Term Investments
The Company had short-term investments in marketable securities with original maturities of less than one year, including U.S. Treasury securities, corporate debt securities and commercial paper. The Company classifies its marketable securities as available-for-sale at the time of purchase and reevaluates such classification at each balance sheet date. These marketable securities are carried at fair value, and unrealized gains and losses are recorded in other comprehensive loss in the consolidated statements of comprehensive loss, which is reflected as a component of stockholders’ equity. These marketable securities are assessed as to whether those with unrealized loss positions are other than temporarily impaired. The Company considers impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely the securities will be sold before the recovery of their cost basis. If the impairment is deemed other than temporary, the security is written down to its fair value and a loss is recognized in other (expense) income, net. Realized gains and losses from the sale of marketable securities and from declines in value deemed to be other than temporary are determined based on the specific identification method and recognized in other (expense) income, net in the consolidated statements of operations.
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

Archer Aviation Inc.
Notes to Consolidated Financial Statements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in millions):

	As of December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$339.6	$—	$—	$339.6

Liabilities:
Warrant liability – public warrants	$25.4	$—	$—	$25.4
Warrant liability – private placement warrants	$—	$—	$14.5	$14.5
Accrued technology and dispute resolutions agreements liability	$—	$—	$44.0	$44.0

	As of December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$6.1	$—	$—	$6.1
Short-term investments:
U.S. Treasury securities	$316.6	$—	$—	$316.6
Corporate debt securities	$—	$20.1	$—	$20.1
Commercial paper	$—	$125.1	$—	$125.1

Liabilities:
Warrant liability – public warrants	$4.5	$—	$—	$4.5
Warrant liability – private placement warrants	$—	$—	$2.5	$2.5

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
The following tables present a summary of the Company’s cash equivalents and short-term investments as of December 31, 2023 and 2022 (in millions):

Archer Aviation Inc.
Notes to Consolidated Financial Statements

	As of December 31, 2023
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$339.6	$—	$—	$339.6
Total	$339.6	$—	$—	$339.6

	As of December 31, 2022
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$6.1	$—	$—	$6.1
Short-term investments:
U.S. Treasury securities	317.4	—	(0.8)	316.6
Corporate debt securities	20.1	—	—	20.1
Commercial paper	125.1	—	—	125.1
Total	$468.7	$—	$(0.8)	$467.9

The unrealized losses related to the Company’s short-term investments were primarily due to changes in interest rates and not due to increased credit risk or other valuation concerns. The Company had no other-than-temporary impairments for the years ended December 31, 2023, 2022 and 2021.
Public Warrants
The measurement of the public warrants as of December 31, 2023 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “ACHR WS”. The quoted price of the public warrants was $1.46 and $0.26 per warrant as of December 31, 2023 and 2022, respectively.
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
The key inputs into the Monte Carlo simulation model for the private placement warrants are as follows:

Input	December 31, 2023	December 31, 2022
Stock price	$6.14	$1.87
Strike price	$11.50	$11.50
Dividend yield	0.00%	0.00%
Term (in years)	2.71	3.71
Volatility	70.15%	75.00%
Risk-free rate	4.03%	4.14%
Accrued Technology and Dispute Resolution Agreements Liability
Under the Technology and Dispute Resolution Agreements, the Company recognized an accrued technology and dispute resolution agreements liability related to the unvested warrants for the Second Tranche (capitalized terms defined below). See Note 8 - Commitments and Contingencies for further details. The Company utilizes a Monte Carlo simulation model for the accrued technology and dispute resolution agreements liability at each reporting period, with changes in fair value recognized in the consolidated statements of operations. The estimated fair value of the accrued technology and dispute resolution agreements

Archer Aviation Inc.
Notes to Consolidated Financial Statements
liability is determined using Level 3 inputs. Inherent in a Monte Carlo simulation model are assumptions related to expected share-price volatility, expected life, risk-free interest rate, and dividend yield.
The key inputs into the Monte Carlo simulation model for the accrued technology and dispute resolution agreements liability are as follows:

Input	December 31, 2023
Stock price	$6.14
Strike price	$0.01
Dividend yield	0.00%
Term (in years)	0.11
Volatility	60.00%
Risk-free rate	5.40%

The following table presents the change in fair value of the Company’s Level 3 private placement warrants and accrued technology and dispute resolution agreements liability during the years ended December 31, 2023 and 2022 (in millions):

Balance as of December 31, 2021	$10.1
Change in fair value	(7.6)
Balance as of December 31, 2022	2.5
Additions: accrued technology and dispute resolution agreements liability	48.0
Change in fair value	8.0
Balance as of December 31, 2023 (1)	$58.5
(1) As of December 31, 2023, $14.5 million and $44.0 million were recorded within warrant liabilities and accrued expenses and other current liabilities, respectively, in the consolidated balance sheets.
In connection with changes in the fair value of the Company’s public and private placement warrants, the Company recognized a loss of $32.9 million during the year ended December 31, 2023 and a gain of $23.3 million and $10.4 million during the years ended December 31, 2022 and 2021, respectively, within other (expense) income, net in the consolidated statements of operations. Refer to Note 12 - Liability Classified Warrants for additional information about the public and private placement warrants.
In connection with the change in fair value of the accrued technology and dispute resolution agreements liability, the Company recognized a gain of $4.0 million within general and administrative expenses in the consolidated statements of operations during the year ended December 31, 2023. Refer to Note 8 - Commitments and Contingencies for additional information about the accrued technology and dispute resolution agreements liability.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Certain financial instruments, including debt, are not measured at fair value on a recurring basis in the consolidated balance sheets. The fair value of debt as of December 31, 2023 approximates its carrying value (Level 2). Refer to Note 7 - Notes Payable for additional information.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Certain assets and liabilities are subject to measurement at fair value on a non-recurring basis if there are indicators of impairment or if they are deemed to be impaired as a result of an impairment review.
Intangible Assets, Net
Intangible assets consist solely of domain names and are recorded at cost, net of accumulated amortization, and if applicable, impairment charges. Amortization of domain names is provided over a 15-year estimated useful life on a straight-line basis or based on the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews

Archer Aviation Inc.
Notes to Consolidated Financial Statements
intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has analyzed a variety of factors to determine if any circumstance could trigger an impairment loss, and, at this time and based on the information presently known, no event has occurred and indicated that it is more likely than not that an impairment loss has been incurred. Therefore, the Company did not record any impairment charges for its intangible assets for the years ended December 31, 2023, 2022 and 2021.
As of December 31, 2023 and 2022, the net carrying amounts for domain names were $0.4 million and $0.4 million, respectively, and were recorded in the Company’s consolidated balance sheets.
Property and Equipment, Net
Property and equipment are stated at historical cost less accumulated depreciation. Expenditures for major renewals and betterment are capitalized, while minor replacements, maintenance, and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation is removed from the accounts, and any difference between the selling price and net carrying amount is recorded as a gain or loss in the consolidated statements of operations.
Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Useful Life (In years)
Furniture, fixtures, and equipment	5
Vehicles	5
Computer hardware	3
Computer software	3
Website design	2
Leasehold improvements	Shorter of lease term or the asset standard life
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
Cloud Computing Arrangements
The Company capitalizes certain implementation costs incurred in the application development stage of projects related to its cloud computing arrangements that are service contracts. Capitalized implementation costs are recognized in other long-term assets in the consolidated balance sheets and amortized on a straight-line basis over the fixed, noncancellable term of the

Archer Aviation Inc.
Notes to Consolidated Financial Statements
associated hosting arrangement plus any reasonably certain renewal periods. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. As of December 31, 2023 and 2022, the net carrying amounts of the Company’s capitalized cloud computing implementation costs were $6.4 million and $3.7 million, respectively.
Contract Liabilities
The Company records contract liabilities related to differences between the timing of cash receipts from the customer and the recognition of revenue. As of December 31, 2023 and 2022, the Company’s contract liability balances were $10.8 million and $10.0 million, respectively, and recorded in other long-term liabilities in the Company’s consolidated balance sheets. As of December 31, 2023, the Company’s contract liabilities consisted of a $10.0 million pre-delivery payment received from United Airlines, Inc. (“United”) under the terms of the Amended United Purchase Agreement (defined below) (see Note 10 - Stock-Based Compensation), and a $0.8 million installment payment received under a contract order with the United States Air Force for the design, development, and ground test of the Company’s production aircraft, Midnight. As of December 31, 2022, the Company’s contract liabilities consisted of the $10.0 million pre-delivery payment received from United, as discussed above. No revenues were recognized during the years ended December 31, 2023, 2022 and 2021.
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
General and Administrative
General and administrative expenses are primarily comprised of personnel-related costs including salaries, bonuses, benefits, and stock-based compensation for employees associated with the Company’s administrative services such as finance, legal, human resources, and information technology, other related costs, depreciation, and an allocation of general overhead. General and administrative expenses include non-cash charges relating to the Technology and Dispute Resolution Agreements (defined below) for the year ended December 31, 2023 and stock-based compensation expense related to restricted stock units (“RSUs”) granted to the Company’s founders pursuant to the terms and conditions of the Business Combination Agreement immediately prior to closing (the “Founder Grants”) for the years ended December 31, 2023, 2022 and 2021. Refer to Note 8 - Commitments and Contingencies and Note 10 - Stock-Based Compensation for additional information.
Other Warrant Expense
Other warrant expense consists entirely of non-cash expense related to the warrants issued in conjunction with the execution of the purchase agreement (“United Purchase Agreement”), collaboration agreement (“United Collaboration Agreement”), and warrant agreement (“United Warrant Agreement”) with United. Refer to Note 10 - Stock-Based Compensation for additional information.
Stock-Based Compensation
The Company’s stock-based compensation awards consist of options granted to employees and non-employees and RSUs granted to employees, directors, and non-employees that convert into shares of the Company’s Class A common stock upon vesting. The Company recognizes stock-based compensation expense in accordance with the provisions of ASC 718, Compensation - Stock Compensation. ASC 718 requires the measurement and recognition of compensation expense for all stock-based compensation awards made to employees, directors, and non-employees to be based on the grant date fair values of the awards.
The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. The value of the award is recognized as expense over the requisite service period on a straight-line basis.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
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

Archer Aviation Inc.
Notes to Consolidated Financial Statements
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
Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding. For all periods presented, the calculation of basic net loss per share excludes shares issued upon the early exercise of stock options where the vesting conditions have not been satisfied. Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The Company also excludes unvested shares subject to repurchase in the number of shares outstanding in the consolidated balance sheets and statements of stockholders’ equity.
Because the Company reported net losses for all periods presented, diluted loss per share is the same as basic loss per share.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
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
The following table presents the number of antidilutive shares excluded from the calculation of diluted net loss per share:

	Year Ended December 31,
	2023	2022	2021
Options to purchase common stock	3,174,114	5,335,974	9,444,221
Unvested restricted stock units	33,397,483	45,021,632	38,124,396
Warrants	52,011,560	30,558,565	32,519,357
Shares issuable under the employee stock purchase plan (Note 10)	931,412	712,838	—
Total	89,514,569	81,629,009	80,087,974
Segments
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates as a single operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Given the Company’s pre-revenue operating stage, it currently has no concentration exposure to products, services, or customers.
Comprehensive Loss
Comprehensive loss includes all changes in equity during the period from non-owner sources. The Company’s comprehensive loss consists of its net loss and its unrealized gains or losses on available-for-sale securities.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for convertible instruments by removing certain separation models in ASC 470-20, Debt—Debt with Conversion and Other Options, for convertible instruments. The ASU updates the guidance on certain embedded conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, such that those features are no longer required to be separated from the host contract. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. Further, the ASU made amendments to the Earnings Per Share (“EPS”) guidance in Topic 260, Earnings Per Share for convertible instruments, the most significant impact of which is requiring the use of the if-converted method for diluted EPS calculation, and no longer allowing the net share settlement method. The ASU also made revisions to Topic 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope exception from derivative accounting. The amendments to Topic 815-40 change the scope of contracts that are recognized as assets or liabilities. The Company adopted ASU 2020-06 effective January 1, 2023. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements through enhanced disclosures about significant segment expenses, interim segment profit or loss and assets, and how the CODM uses reported segment profit or loss information in assessing segment performance and allocating resources. The update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-07 on its disclosures within its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of incremental income tax information related to the income tax rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis, and retrospective application is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its disclosures within its consolidated financial statements.

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

Archer Aviation Inc.
Notes to Consolidated Financial Statements
The earn-out shares were recognized at fair value upon the closing of the Business Combination and classified in stockholders’ equity (with no net impact to additional paid-in-capital) since the earn-out shares were determined to be indexed to the Company’s own equity and meet the requirements for equity classification.

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

* The corresponding adjustment to additional paid-in-capital related to the reverse recapitalization was comprised of (i) $162.3 million which represents the fair value of the consideration transferred in the Business Combination, less the excess of the fair value of the shares issued over the value of the net monetary assets of Atlas, net of transaction costs and (ii) $61.5 million which represents the conversion of the convertible preferred stock into New Archer Class A and Class B common stock.

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

Archer Aviation Inc.
Notes to Consolidated Financial Statements
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
Note 5 - Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of December 31,
	2023	2022
Furniture, fixtures, and equipment	$7.9	$1.5
Vehicles	0.1	—
Computer hardware	5.3	4.5
Computer software	1.5	0.7
Website design	0.8	0.7
Leasehold improvements	33.0	2.9
Construction in progress	18.4	4.8
Total property and equipment	67.0	15.1
Less: Accumulated depreciation	(9.4)	(3.6)
Total property and equipment, net	$57.6	$11.5
Construction in progress includes costs incurred for the Company’s manufacturing facilities to be constructed in Covington, Georgia and other assets that have not yet been placed in service.
The following table presents depreciation expense included in each respective expense category in the consolidated statements of operations (in millions):

	Year Ended December 31,
	2023	2022	2021
Research and development	$5.3	$2.3	$0.9
General and administrative	0.5	0.8	0.4
Total depreciation expense	$5.8	$3.1	$1.3

Archer Aviation Inc.
Notes to Consolidated Financial Statements
Note 6 - Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of December 31,
	2023	2022
Accrued professional fees	$9.5	$17.2
Accrued employee costs	16.7	7.8
Accrued parts and materials	12.1	5.2
Taxes payable	1.4	0.3
Accrued capital expenditures	9.2	2.9
Accrued cloud computing implementation costs	0.3	2.0
Accrued marketing fees	—	0.2
Accrued technology and dispute resolution agreements liability (Note 8)	44.0	—
Other current liabilities	3.7	1.1
Total	$96.9	$36.7
Note 7 - Notes Payable
The Company’s notes payable consisted of the following (in millions):

	As of December 31,
	2023	2022
Synovus Bank Loan	$7.5	$—
Loan unamortized discount and loan issuance costs	(0.3)	—
Silicon Valley Bank (“SVB”) Term Loans	—	10.0
Term Loans unamortized discount and loan issuance costs	—	(0.7)
Total debt, net of discount and loan issuance costs	7.2	9.3
Less current portion, net of discount and loan issuance costs	—	(9.3)
Total long-term notes payable, net of discount and loan issuance costs	$7.2	$—

Synovus Bank Loan

On October 5, 2023, the Company entered into a credit agreement (the “Credit Agreement”) with Synovus Bank, as administrative agent and lender, and the additional lenders (the “Lenders”) from time to time. The Company may request the Lenders to provide multiple term loan advances (together, the “Loan”) in an aggregate principal amount of up to $65.0 million for the construction and development of the Company’s manufacturing facility in Covington, Georgia.

The Company is required to make 120 monthly interest payments from November 14, 2023 until maturity, and 84 equal monthly principal installments from November 14, 2026 until maturity. The Credit Agreement matures on the earlier of October 5, 2033 or the date on which the outstanding Loan has been declared or automatically becomes due and payable pursuant to the terms of the Credit Agreement.

The interest rate on the Loan is a floating rate per annum equal to secured overnight financing rate (“SOFR”) Rate (as defined in the Credit Agreement) plus the applicable margin of 2.00%, which increases by 5% per annum upon the occurrence of an event of default.

The Company’s obligations under the Credit Agreement are secured by funds in a collateral account. Two of its direct subsidiaries are required to guarantee the Credit Agreement. The Company may prepay with certain premium that links to the passage of time, and in certain circumstances would be required to prepay the Loan under the Credit Agreement without payment of a premium. The Credit Agreement contains customary representations and warranties, customary affirmative and

Archer Aviation Inc.
Notes to Consolidated Financial Statements
negative covenants, and customary events of default. As of December 31, 2023, the Company was in compliance with all the covenants of the Credit Agreement.

The Company has drawn down $7.5 million of the Loan as of December 31, 2023. The effective interest rate for the draw downs ranged from 7.66% to 8.17% as of December 31, 2023. The Company incurred issuance costs of $0.3 million related to the loan outstanding as of December 31, 2023. The loan issuance costs will be amortized to interest expense over the contractual term of the Loan. During the year ended December 31, 2023, the Company recognized interest expense of $0.1 million, including an immaterial amount related to the amortization of issuance costs within interest income (expense), net in the consolidated statements of operations. The carrying value of the Loan, net of unamortized issuance costs of $0.3 million was $7.2 million as of December 31, 2023.

The future scheduled principal maturities of the Loan as of December 31, 2023 are as follows (in millions):

2024	$—
2025	—
2026	0.1
2027	0.3
2028	0.3
2029 and thereafter	6.8
$7.5
SVB Loan
On July 9, 2021, the Company, as the borrower, entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with SVB and SVB Innovation Credit Fund VIII, L.P. (“SVB Innovation”) as the lenders, and SVB as the collateral agent. The total principal amount of the loans is $20.0 million (the “Term Loans”), and all obligations due under the Term Loans are collateralized by all of the Company’s right, title, and interest in and to its specified personal property in favor of the collateral agent. The Term Loans include events of default and covenant provisions, whereby accelerated repayment may result if the Company were to default. On January 1, 2022, the Company began repaying the Term Loans, which are payable in 24 equal monthly installments, including principal and interest. The interest rate on the loans is a floating rate per annum equal to the greater of (i) 8.5% and (ii) the Prime Rate plus the Prime Rate Margin (each as defined in the Loan and Security Agreement), which increases by 2% per annum upon the occurrence of an event of default. The effective interest rate as of December 31, 2023, 2022 and 2021 were 10.20%, 9.40% and 9.02%, respectively. For the years ended December 31, 2023, 2022 and 2021, the Company recognized interest expense of $0.6 million, $1.5 million and $0.9 million, respectively.
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
Upon the closing of the Business Combination, the SVB warrants became public warrants. The subsequent measurement of the SVB warrants as of December 31, 2023 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “ACHR WS”. The quoted price of the public warrants was $1.46 as of December 31, 2023.
During the years ended December 31, 2023, 2022 and 2021, the Company recognized interest expense of $0.7 million, $0.5 million and $0.2 million related to the amortization of the discount and loan issuance costs, respectively. As of December 31, 2023, the Term Loans were fully repaid and the discount and loan issuance costs were fully amortized.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
Note 8 - Commitments and Contingencies
Operating Leases
The Company leases office, lab, hangar, and storage facilities under various operating lease agreements with lease periods expiring between 2024 and 2030 and generally containing periodic rent increases and various renewal and termination options.
The Company’s lease costs were as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$5.7	$5.8	$2.1
Short-term lease cost	0.6	0.2	—
Total lease cost	$6.3	$6.0	$2.1
The Company’s weighted-average remaining lease term and discount rate as of December 31, 2023 and 2022 were as follows:

	2023	2022
Weighted-average remaining lease term (in months)	58	46
Weighted-average discount rate	14.74%	13.78%
The minimum aggregate future obligations under the Company’s non-cancelable operating leases as of December 31, 2023 were as follows (in millions):

2024	$5.5
2025	5.1
2026	4.6
2027	2.2
2028	2.2
Thereafter	4.4
Total future lease payments	24.0
Less: leasehold improvement allowance	(0.7)
Total net future lease payments	23.3
Less: imputed interest	(7.3)
Present value of future lease payments	$16.0
Supplemental cash flow information and non-cash activities related to right-of-use assets and lease liabilities were as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Operating cash outflows from operating leases	$5.0	$4.3	$1.9
Operating lease liabilities from obtaining right-of-use assets	0.6	11.7	3.6
Finance Lease
In February 2023, the Company entered into a lease arrangement with the Newton County Industrial Development Authority (the “Authority”) for the Company’s manufacturing facilities to be constructed in Covington, Georgia. In connection with the lease arrangement, the Authority issued a taxable revenue bond (the “Bond”), which was acquired by the Company. The arrangement is structured so that the Company’s lease payments to the Authority equal and offset the Authority’s bond

Archer Aviation Inc.
Notes to Consolidated Financial Statements
payments to the Company. Accordingly, the Company offsets the finance lease obligation and the Bond on its consolidated balance sheets.
Letters of Credit
On February 28, 2023, in conjunction with a project agreement that the Company entered into with the City of Covington and the Authority for the Company’s manufacturing facilities to be constructed in Covington, Georgia, the Company entered into a standby letter of credit in the amount of $3.5 million in favor of the City of Covington, to guarantee certain performance obligations. The standby letter of credit expires on March 31, 2035.
As of December 31, 2023, the Company had standby letters of credit in the aggregate outstanding amount of $5.9 million, secured with restricted cash.
Litigation
During the ordinary course of the business, the Company may be subject to legal proceedings, various claims, and litigation. Such proceedings can be costly, time consuming, and unpredictable, and therefore, no assurance can be given that the final outcome of such proceedings will not materially impact the Company’s financial condition or results of operations.
Wisk Litigation and Settlement
On April 6, 2021, Wisk Aero LLC (“Wisk”) brought a lawsuit against the Company in the United States District Court for the Northern District of California (the “District Court”) alleging misappropriation of trade secrets and patent infringement. The Company has filed certain counterclaims for defamation, tortious interference and unfair competition.

On August 10, 2023, the Company, the Boeing Company (“Boeing”) and Wisk entered into the Technology and Dispute Resolution Agreements (as defined below), which provided for, among other things, the resolution of the federal and state court litigation between the parties.
On August 10, 2023, the Company, Boeing and Wisk entered into a series of agreements that provide for, among other things, for certain investments by Boeing into the Company and an autonomous flight technology collaboration between Wisk and the Company, the issuance of certain warrants to Wisk and resolution of the federal and state court litigation between the parties (the “Technology and Dispute Resolution Agreements”).

Pursuant to a private placement transaction entered into by the Company on August 10, 2023, Boeing subscribed to purchase shares of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”) (the “First Boeing Investment”), and received registration rights with respect to such shares of Common Stock and the shares of Common Stock underlying the Warrant (as defined below) pursuant to a registration rights agreement.

Pursuant to the Technology and Dispute Resolution Agreements, the Company issued Wisk a warrant to purchase up to 13,176,895 shares of Common Stock with an exercise price of $0.01 per share (the “Wisk Warrant”). The Wisk Warrant shall vest and be exercisable as follows: (i) immediately as to 4,512,636 shares, underlying the Wisk Warrant (the “Initial Vested Share Tranche”) and (ii) for up to 8,664,259 shares (the “Second Tranche”) underlying the Wisk Warrant as determined six months from the effective date of the Warrant (the “Specified Date”). The extent to which the Second Tranche vests is based on the value of the First Boeing Investment and the shares underlying the Initial Vested Share Tranche as of the Specified Date. The companies are in discussions regarding certain terms under the Technology and Dispute Resolution Agreements, including any vesting under the Second Tranche and what, if any, additional value may be provided to Wisk.

The Company recorded the Initial Vested Share Tranche within equity at its fair value. The Company recognized technology and dispute resolution agreements expense for the Initial Vested Share Tranche upon issuance. The Company recorded the Second Tranche as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized as a gain or loss in the Company’s consolidated statements of operations. The initial offsetting entry to the warrant liability was technology and dispute resolution agreements expense. During the year ended December 31, 2023, the Company recorded a $70.3 million non-cash charge in general and administrative expenses consisting of a $26.3 million non-cash charge associated

Archer Aviation Inc.
Notes to Consolidated Financial Statements
with the Initial Vested Share Tranche and a $44.0 million non-cash charge for the unvested portion of the Wisk Warrant that is subject to the vesting criteria described above and may never be realized.
Note 9 - Preferred and Common Stock
Preferred Stock
As of December 31, 2023, no shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.

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
Dividends
Holders of Class A common stock and Class B common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s Board of Directors in its discretion out of funds legally available therefor. No dividends on common stock have been declared by the Company’s Board of Directors through December 31, 2023, and the Company does not expect to pay dividends in the foreseeable future.
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
During the years ended December 31, 2023, 2022 and 2021, 26,449,869, 8,406,170 and 5,337,446 shares of Class B common stock were converted into Class A common stock, respectively.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
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
PIPE Financing
On August 10, 2023, the Company entered into subscription agreements with certain investors providing for the private placement of 26,173,286 shares of the Company’s Class A common stock for net proceeds of approximately $139.0 million, after deducting offering costs.
At-The-Market Offerings
In November 2023, the Company entered into an Open Market Sales AgreementSM (the “Sales Agreement”) with Cantor Fitzgerald & Co., as the sales agent, pursuant to which the Company may offer and sell shares of the Company’s Class A common stock having an aggregate offering amount of up to $70.0 million. The Company will pay Cantor Fitzgerald & Co. a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of Class A common stock pursuant to the Sales Agreement. During the year ended December 31, 2023, the Company sold 3,109,097 shares of Class A common stock for net proceeds of $19.5 million. As of December 31, 2023, the Company had $49.3 million remaining under the Sales Agreement.
Note 10 - Stock-Based Compensation
Amended and Restated 2021 Plan
In August 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which was approved by the stockholders of the Company in September 2021 and became effective immediately upon the closing of the Business Combination. In April 2022, the Company amended and restated the 2021 Plan (the “Amended and Restated 2021 Plan”), which was approved by the stockholders of the Company in June 2022. The aggregate number of shares of Class A common stock that may be issued under the plan increased to 34,175,708. In addition, the number of shares of Class A common stock reserved for issuance under the Amended and Restated 2021 Plan will automatically increase on January 1st of each year following this amendment, starting on January 1, 2023 and ending on (and including) January 1, 2031, in an amount equal to the lesser of (i) 5.0% of the total number of shares of Class A and Class B common stock outstanding on December 31 of the preceding year, or (ii) a lesser number of shares of Class A common stock determined by the Board of Directors prior to the date of the increase (the “EIP Evergreen Provision”). The EIP Evergreen Provision is calculated using the number of legally outstanding shares of common stock and includes shares, such as unvested shares pursuant to early exercised stock options, that are not considered outstanding for accounting purposes. In accordance therewith, the number of shares of Class A common stock reserved for issuance under the Amended and Restated 2021 Plan increased by 12,292,155 shares on January 1, 2023. The Amended and Restated 2021 Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, and other awards to employees, directors, and non-employees.
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
Employee Stock Purchase Plan
In August 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately upon the closing of the Business Combination. The ESPP permits eligible employees to purchase shares of Class A common stock at a price equal to 85% of the lower of the fair market value of Class A common stock on the first day of an offering or on the date of purchase. Additionally, the number of shares of Class A common stock reserved for issuance under the ESPP will automatically increase on January 1st of each year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by the lesser of (i) 1.0% of the total number of shares of Class A common stock outstanding on

Archer Aviation Inc.
Notes to Consolidated Financial Statements
December 31 of the preceding year; (ii) 9,938,118 shares of Class A common stock; or (iii) a lesser number of shares of Class A common stock determined by the Board of Directors prior to the date of increase (the “ESPP Evergreen Provision”). The ESPP Evergreen Provision is calculated using the number of legally outstanding shares of common stock and includes shares, such as unvested shares pursuant to early exercised stock options, that are not considered outstanding for accounting purposes. In accordance therewith, the number of shares of Class A common stock reserved for issuance under the ESPP increased by 1,809,383 on January 1, 2023. As of December 31, 2023, the maximum number of shares authorized for issuance under the ESPP was 8,406,337, of which 7,177,705 shares remained available under the ESPP.
The Company currently offers six-month offering periods, and at the end of each offering period, which occurs every six months on May 31 and November 30, employees can elect to purchase shares of the Company’s Class A common stock with contributions of up to 15% of their base pay, accumulated via payroll deductions, subject to certain limitations.
During the year ended December 31, 2023, for the six-month ESPP offering periods that ended on May 31, 2023 and November 30, 2023, employees purchased 601,105 shares at a price of $2.19 per share and 627,527 shares at a price of $2.54 per share, respectively.
The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of each award granted under the ESPP. The following table sets forth the key assumptions and fair value results for each award granted in the Company’s six-month offering period that started on December 1, 2023:

Input	December 1, 2023
Stock price	$6.30
Risk-free interest rate	5.26%
Term (in years)	0.50
Volatility	97.50%
Dividend yield	0.00%
Grant date fair value per share	$2.62
During the years ended December 31, 2023 and 2022, the Company recognized stock-based compensation expense of $1.2 million and $0.1 million for the ESPP, respectively. There were no ESPP offerings for the year ended December 31, 2021.
As of December 31, 2023, the total remaining stock-based compensation expense was $1.2 million for the ESPP, which is expected to be recognized over the current six-month offering period until May 31, 2024.
Annual Equity Awards
Subject to the achievement of certain performance goals established by the Company from time to time, the Company’s employees are eligible to receive an annual incentive bonus that will entitle them to an annual grant of a number of RSUs determined by dividing the annual bonus target amount by the closing price of the Company’s Class A common stock on the date of grant. The RSUs will be fully vested on the date of grant. Furthermore, all the annual equity awards are contingent and issued only upon approval by the Company’s Board of Directors or the Compensation Committee. During the years ended December 31, 2023 and 2022, the Company recognized stock-based compensation expense of $11.5 million and $9.5 million, respectively, related to these annual equity awards. There were no annual equity awards granted during the year ended December 31, 2021.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
Stock Options
A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2023	5,335,974	$0.12	7.66	$9.4
Exercised	(2,027,221)	0.12		7.8
Expired/forfeited	(134,639)	0.12
Outstanding as of December 31, 2023	3,174,114	0.12	6.66	19.1

Exercisable as of December 31, 2023	1,346,269	$0.13	6.75	$8.1
Vested and expected to vest as of December 31, 2023	3,174,114	0.12	6.66	19.1
There were no options granted for the years ended December 31, 2023 and 2022. During the year ended December 31, 2021, the Company granted 1,277,622 incentive and non-statutory stock options under the 2019 Plan.
Determination of Fair Value
The assumptions used in the Black-Scholes option pricing model to estimate the fair value of the stock options granted during the year ended December 31, 2021 are provided in the following table:

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
The Company recognized stock-based compensation expense of $2.8 million, $3.8 million and $3.9 million for stock options for the years ended December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023, the total remaining stock-based compensation expense for unvested stock options was $4.9 million, which is expected to be recognized over a weighted-average period of 0.8 years.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
Restricted Stock Units
A summary of the Company’s RSU activity is as follows:

	Number of Shares	Weighted Average Grant Price
Outstanding as of January 1, 2023	43,146,632	$5.72
Granted	11,864,674	3.36
Vested	(7,555,232)	3.95
Forfeited	(15,933,591)	6.26
Outstanding as of December 31, 2023	31,522,483	4.99
During the year ended December 31, 2023, the Company granted 998,364 RSUs under the Amended and Restated 2021 Plan, representing the quarterly equity awards for the Company’s fourth fiscal quarter of 2022. The RSUs were fully vested on the date of grant and settled in Class A common stock on a one-for-one basis. In addition, the Company granted 10,866,310 RSUs under the Amended and Restated 2021 Plan, which generally vest over a three- or four-year period with a one-year cliff and remain subject to forfeiture if vesting conditions are not met. Upon vesting, RSUs are settled in Class A common stock on a one-for-one basis. The shares of Class A common stock underlying RSU grants are not issued and outstanding until the applicable vesting date.
Immediately prior to closing of the Business Combination, each of the Company’s founders was granted 20,009,224 RSUs under the 2019 Plan pursuant to the terms and conditions of the Business Combination Agreement. Considering each of the founder’s existing equity ownership and assuming the Founder Grants fully vest, it would result in each of the founders owning approximately 18% of all outstanding shares of the Total Outstanding Capitalization of the Company (as defined in the Business Combination Agreement). One-quarter of each of the Founder Grants vests upon the achievement of the earlier to occur of (i) a price-based milestone or (ii) a performance-based milestone, with a different set of such price and performance-based milestones applying to each quarter of each of the Founder Grants and so long as the achievement occurs within seven years following the closing of the Business Combination.
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
One-quarter of each of the Founder Grants, totaling 5,002,306 shares each of Class B common stock, vested immediately prior to the Closing Date pursuant to the terms and conditions of the Business Combination Agreement. On April 14, 2022, the

Archer Aviation Inc.
Notes to Consolidated Financial Statements
vested 5,002,306 shares of Class B common stock of the Company’s co-founder and former co-CEO, were cancelled. Following the separation of the officer from the Company on April 13, 2022 (the “Separation Date”), the officer’s unvested 15,006,918 shares of Class B common stock for the remaining three tranches remain outstanding and eligible for vesting upon the achievement of the milestones as described above for 15 months from the Separation Date pursuant to the original terms of the Founder Grants.
On July 13, 2023, 15 months following the separation of the officer from the Company, the officer’s unvested 15,006,918 shares of Class B common stock for the remaining three tranches of the Founder Grants were forfeited. The Company reversed the previously recognized stock-compensation expense associated with these shares for $59.1 million. As of December 31, 2023, there were 15,006,918 shares of Class B common stock outstanding for the remaining Founder Grants.
For the years ended December 31, 2023, 2022 and 2021, the Company recorded $49.7 million, $64.9 million and $118.1 million, respectively, of stock-based compensation expense for the amortized portion of the market award for the remaining three tranches of the outstanding Founder Grants in general and administrative expenses in the consolidated statements of operations. Of the amounts recorded during the years ended December 31, 2023, 2022 and 2021, approximately $17.3 million, $32.4 million and $9.4 million, respectively, of stock-based compensation expense associated with the forfeiture were reversed in July 2023 and recorded during the year ended December 31, 2023.
For the years ended December 31, 2023, 2022 and 2021, the Company recorded $27.0 million, $22.8 million and $1.6 million of stock-based compensation expense, respectively, related to RSUs (excluding the Founder Grants).
As of December 31, 2023, the total remaining stock-based compensation expense for unvested RSUs (including the remaining Founder Grants) was $128.5 million, which is expected to be recognized over a weighted-average period of 1.0 year.
Restricted Stock
In August 2023, the Company issued 1,985,559 shares of Class A common stock to an outside vendor to satisfy $11.0 million of the Company’s outstanding payable to that vendor. Accordingly, the Company reclassified $11.6 million, representing the grant date fair value of the award, of legal expense to stock-based compensation expense within general and administrative expenses in the consolidated statements of operations during the year ended December 31, 2023.
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

Archer Aviation Inc.
Notes to Consolidated Financial Statements
The following table presents stock-based compensation expense included in each respective expense category in the consolidated statements of operations (in millions):

	Year Ended December 31,
	2023	2022	2021
Research and development	$28.9	$26.1	$3.7
General and administrative	16.3	76.7	119.9
Total stock-based compensation expense	$45.2	$102.8	$123.6
Warrants
A summary of the Company’s warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2023	8,736,599	$0.01	7.84	$16.3
Issued	15,000,000	0.01
Exercised	(2,948,352)	0.01		17.0
Outstanding as of December 31, 2023	20,788,247	0.01	4.48	127.4

Vested as of December 31, 2023	2,839,893	$0.01	2.17	$17.4
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
On August 9, 2022, the Company entered into Amendment No. 1 to the United Purchase Agreement (the “Amended United Purchase Agreement”) and Amendment No. 1 to the United Warrant Agreement (the “Amended United Warrant Agreement”). In association with the Amended United Purchase Agreement, the Company received a $10.0 million pre-delivery payment from United for 100 of the Company’s aircraft (the “Pre-Delivery Payment”), which was recognized as a contract liability in other long-term liabilities in the Company’s consolidated balance sheets. Pursuant to the Amended United Warrant Agreement, the vesting condition of the fourth milestone of the United Warrant Agreement was modified, and the warrants now vest in four installments in accordance with the following sub-milestones: (i) 737,088 warrants vested upon receipt by the Company of the Pre-Delivery Payment on August 9, 2022; (ii) 2,211,264 warrants vested on February 9, 2023 upon the six-month anniversary of the amendment date; (iii) 3,685.45 warrants shall vest upon the acceptance and delivery of each of the Company’s 160 aircraft; and (iv) 22,112.65 warrants shall vest upon the acceptance and delivery of each of the Company’s 40 aircraft.
The Company accounts for the Amended United Purchase Agreement and the United Collaboration Agreement under ASC 606, Revenue from Contracts with Customers. The Company identified the sale of each aircraft ordered by United as a separate performance obligation in the contract. As the performance obligations have not been satisfied, the Company has not recognized any revenue as of December 31, 2023.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
With respect to the warrant vesting milestones outlined above, the Company accounts for them as consideration payable to a customer under ASC 606 related to the future purchase of aircraft by United. The Company determined that the warrants are classified as equity awards based on the criteria of ASC 480, Distinguishing Liabilities from Equity and ASC 718, Compensation — Stock Compensation. Pursuant to ASC 718, the Company measured the grant date fair value of the warrants to be recognized upon the achievement of each of the original four milestones and the vesting of the related warrants.
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
For the first milestone, issuance of warrants in conjunction with the execution of the United Purchase Agreement and the United Collaboration Agreement, the Company recorded the grant date fair value of the respective warrant tranche at the vesting date upon satisfaction of the milestone, and the related costs were recorded in other warrant expense due to the absence of historical or probable future revenue. For the second milestone, the completion of the Business Combination transaction, the related costs were also recorded in other warrant expense due to the absence of historical or probable future revenue. For the third milestone, the certification of the aircraft by the FAA, the Company will assess whether it is probable that the award will vest at the end of every reporting period. If and when the award is deemed probable of vesting, the Company will begin capitalizing the grant date fair value of the associated warrants as an asset through the vesting date and subsequently amortize the asset as a reduction to revenue as it sells the new aircraft to United.
For the original fourth milestone, the sale of aircraft to United, the Company was initially expected to record the cost associated with the vesting of each portion of warrants within this milestone as a reduction of the transaction price as revenue is recognized for each sale of the aircraft. In connection with the Amended United Warrant Agreement, the Company evaluated the accounting implications associated with the amendment to the fourth milestone in accordance with ASC 606 and ASC 718. For the first sub-milestone, the receipt of the Pre-Delivery Payment, the Company accounted for it as a modification under ASC 718 and recorded the modification date fair value of the associated warrants in other warrant expense upon satisfaction of the sub-milestone on August 9, 2022. For the second sub-milestone, the vesting of warrants on February 9, 2023, the Company accounted for it as a modification under ASC 718 and recorded the modification date fair value of the associated warrants in other warrant expense on a straight-line basis over six months following the amendment date. The modification date fair value of each warrant associated with the first and second sub-milestones was determined to be $4.37, which was the closing price of the Company’s Class A common stock on the modification date. For the third and fourth sub-milestones, the sale of 160 aircraft and 40 aircraft, respectively, the Company determined that the amendment does not represent a modification under ASC 718. The Company will record the cost associated with the vesting of each portion of the associated warrants as a reduction of the transaction price based on the original grant date fair value as revenue is recognized for each sale of the aircraft.
For the year ended December 31, 2023, the Company recorded $2.1 million in other warrant expense in the consolidated statements of operations related to the second sub-milestone under the fourth milestone, and a total of 2,211,264 warrants vested from achievement of this milestone.
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

Archer Aviation Inc.
Notes to Consolidated Financial Statements
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
Under the terms of the Stellantis Warrant Agreement, Stellantis is entitled to purchase up to 15.0 million shares of the Company’s Class A common stock, at an exercise price of $0.01 per share (the “Stellantis Warrant”). The Stellantis Warrant will vest and become exercisable in three equal tranches upon 12, 24 and 36 months of the grant date, provided that (i) Stellantis has performed certain undertakings set forth in the Stellantis Collaboration Agreement and/or (ii) the VWAP (as defined in the Stellantis Warrant Agreement) for the Class A common stock exceeding certain specified amounts. Pursuant to the terms and conditions of the Stellantis Collaboration Agreement, Stellantis is deemed to have performed the undertakings if the Stellantis Collaboration Agreement has not been terminated by the Company as of the specified vesting date for each tranche.
As the Company is currently in pre-revenue stage and is not generating any revenue from the Stellantis Collaboration Agreement, all costs incurred with third parties are recorded based on the nature of the costs incurred. The Company accounts for the warrant in accordance with the provisions of ASC 718. The grant date fair value of each warrant was determined to be $1.93, which was the closing price of the Company’s Class A common stock on January 3, 2023. For each tranche of the warrant, the Company will recognize compensation costs as the related services are received from Stellantis on a straight-line basis over the associated service period. During the year ended December 31, 2023, the Company recorded $17.5 million of R&D expense in the consolidated statements of operations in connection with the Stellantis Collaboration Agreement.
On June 23, 2023, the Company issued 6,337,039 shares of Class A common stock to Stellantis at a price of $3.94506 per share in connection with the first milestone under the Stellantis Forward Purchase Agreement and received approximately $25.0 million in gross proceeds. The Company recognized the issued shares at a fair value of $3.38 per share, which was the closing price of the Company’s Class A common stock on June 23, 2023, and recognized a gain of $3.6 million within other (expense) income, net in the consolidated statements of operations during the year ended December 31, 2023, to account for the difference between the amount of cash proceeds and the fair value of the issued shares.
On August 10, 2023, Stellantis waived certain conditions provided for in the Stellantis Forward Purchase Agreement relating to the Company’s actual achievement pursuant to Milestone 2 (as defined in the Stellantis Forward Purchase Agreement). In connection with this waiver, the Company submitted an election notice to draw down upon the $70.0 million applicable to Milestone 2, which equals 12,313,234 shares of the Company’s Class A common stock. This drawdown was completed on October 16, 2023.
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
As the Company is currently in pre-revenue stage and is not generating any revenue from the FCA Collaboration Agreement, all costs incurred with third parties are recorded based on the nature of the cost incurred. The Company accounts for the warrant in accordance with ASC 718. The Company assessed whether it was probable that the award vested for each of the seven milestones at the end of every reporting period. If and when the award was deemed probable of vesting, the Company

Archer Aviation Inc.
Notes to Consolidated Financial Statements
recognized compensation expense for the portion of the grant determined probable of vesting on a straight-line basis over the duration of each milestone. If services had been provided by FCA prior to management determining the milestone was probable of being achieved, a cumulative catch-up adjustment was recorded for services performed in prior periods. During the years ended December 31, 2022 and 2021, the Company recorded $0.1 million and $0.2 million of R&D expense, respectively, in the consolidated statements of operations related to the completion of certain milestones. As of December 31, 2022, all seven milestones have been completed, amounting to 1,671,202 shares that have vested.
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
Note 11 - Income Taxes
The Company's loss before income taxes consisted of the following (in millions):

	Year Ended December 31,
	2023	2022	2021
United States	$(458.7)	$(317.3)	$(347.8)
International	1.3	—	—
Total	$(457.4)	$(317.3)	$(347.8)
The Company recognized foreign current income tax provision of $0.5 million during the year ended December 31, 2023. The Company did not recognize any current income tax provision during the years ended December 31, 2022 and 2021. The Company did not record any deferred income tax provision for the years ended December 31, 2023, 2022 and 2021. The related increase in the deferred tax assets was offset by the increase in valuation allowance.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
A reconciliation of the Company’s effective income tax rate to the expected income tax rate, computed by applying the federal statutory income tax rate of 21% to the Company’s loss before income taxes, is as follows:

	Year Ended December 31,
	2023	2022	2021
Federal income tax (benefit) at statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes (net of federal benefit)	(2.7)%	2.5%	2.6%
Nondeductible expenses	(0.1)%	(0.2)%	(0.2)%
Warrant expense	(1.6)%	0.8%	(6.5)%
Nondeductible officers’ compensation	0.1%	(4.7)%	(6.9)%
Other	0.0%	(0.7)%	0.2%
Credits	4.4%	4.9%	1.3%
Change in valuation allowance	(21.2)%	(23.6)%	(11.5)%
Effective tax rate	(0.1)%	0.0%	0.0%
Differences between the state statutory rate and state effective tax rate for the year ended December 31, 2023 primarily relate to the limitations imposed on certain share-based compensation under Section 162(m), R&D tax credits and an increase in the valuation allowance.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are provided below (in millions):

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$84.1	$43.4
Accrued expenses	12.4	1.5
Operating lease liabilities	3.5	3.3
Stock-based compensation	1.9	3.7
Warrants	6.0	2.5
Capitalized R&D expenses	77.8	51.7
Credits	41.7	21.1
Start-up costs	3.8	4.7
Other	0.7	0.9
Gross deferred tax assets	231.9	132.8
Less: valuation allowance	(226.3)	(129.7)
Deferred tax assets, net of valuation allowance	5.6	3.1
Deferred tax liabilities:
Depreciation and amortization	(3.7)	—
Right-of-use assets	(1.9)	(3.1)
Total deferred tax liabilities	(5.6)	(3.1)
Total net deferred tax assets	$—	$—
In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Based upon the analysis of federal and state deferred tax balances and future tax projections and the Company’s lack of taxable income in the carryback period, the Company recorded a valuation allowance of $226.3 million against the federal and state deferred tax

Archer Aviation Inc.
Notes to Consolidated Financial Statements
assets. The valuation allowance increased by $96.6 million, $82.6 million and $39.9 million during the years ended December 31, 2023, 2022 and 2021, respectively.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022. The Company does not currently expect the Inflation Reduction Act to impact its estimated effective tax rate due to a full valuation allowance against deferred tax assets.
As of December 31, 2023 and 2022, the Company has U.S. federal net operating loss (“NOL”) carryforwards of $389.9 million and $173.5 million, respectively, which can be carried forward indefinitely. As of December 31, 2023 and 2022, the Company has state NOL carryforwards of $40.5 million and $120.1 million, respectively, which will both begin to expire in 2038.
In the ordinary course of its business, the Company incurs costs that, for tax purposes, are determined to be qualified R&D expenditures within the meaning of IRC §41 and are, therefore, eligible for the Increasing Research Activities credit under IRC §41. The U.S. federal R&D tax credit carryforward is $31.4 million and $14.9 million for December 31, 2023 and 2022, respectively. The U.S. federal R&D tax credit carryforward begins to expire in 2039. The state R&D tax credit carryforward is $15.7 million and $9.3 million for December 31, 2023 and 2022, respectively, which can be carried forward indefinitely.
The following table summarizes the activity related to the Company’s unrecognized tax benefits during the years ended December 31, 2023, 2022 and 2021 (in millions):

Balance as of December 31, 2020	$2.0
Increases related to current year tax positions	0.3
Decreases based on tax positions related to prior years	(2.0)
Balance as of December 31, 2021	0.3
Increases related to current year tax positions	1.2
Balance as of December 31, 2022	1.5
Increases related to current year tax positions	0.5
Balance as of December 31, 2023	$2.0
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2023 and 2022 is zero due to the valuation allowance that would otherwise be recorded on the deferred tax asset associated with the recognized position. During the years ended December 31, 2023, 2022 and 2021, the Company recognized no interest and penalties related to uncertain tax positions. It is not expected that there will be a significant change in uncertain tax positions in the next 12 months.
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
The Company is subject to taxation and files income tax returns with the U.S. federal government and the states of California and Florida. The tax years ended December 31, 2018 through December 31, 2023 remain open to examination for federal purposes, and the tax years ended December 31, 2018 through December 31, 2023 remain open to examination for state purposes. In addition, the utilization of NOL and R&D credit carryforwards is subject to federal and state review for the periods in which those net losses were incurred. The Company is not under audit by any tax jurisdictions at this time.
Note 12 - Liability Classified Warrants
As of December 31, 2023, there were 17,398,947 public warrants outstanding. Public warrants may only be exercised for a whole number of shares. No fractional shares are issued upon exercise of the public warrants. The public warrants became

Archer Aviation Inc.
Notes to Consolidated Financial Statements
exercisable on October 30, 2021, 12 months after the closing of the initial public offering of Atlas. The public warrants will expire five years from the consummation of the Business Combination or earlier upon redemption or liquidation.

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

As of December 31, 2023, there were 8,000,000 private placement warrants outstanding. The private placement warrants are identical to the public warrants underlying the shares sold in the initial public offering of Atlas, except that the private placement warrants and the shares of Class A common stock issuable upon the exercise of the private placement warrants became transferable, assignable, and salable on October 16, 2021, 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears within Item 8 of this Annual Report on Form 10-K.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management, including the Chief Executive Officer and Chief Financial Officer, recognizes that our disclosure controls and procedures or our internal control over financial reporting cannot prevent or detect all possible instances of errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Remediation of Prior Year Material Weaknesses
We previously identified and disclosed in our 2022 Annual Report on Form 10-K as well as in our Quarterly Report on Form 10-Q for each interim period in fiscal 2023, the following material weaknesses in our internal control over financial reporting:
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
We have taken the steps we believe are necessary to remediate these material weaknesses to comply with the rules and regulations of the SEC regarding compliance with Section 404(a) of the Sarbanes-Oxley Act. Those remediation measures included the following:
▪We prepared a remediation plan for each of the material weaknesses and trained process owners, developed new controls, enhanced existing controls and evaluated process adoption, and are monitoring results;
▪We hired a new Chief Financial Officer in February 2022 and hired additional accounting, human resources and payroll, and IT personnel to bolster our accounting and IT capabilities and capacity, in order to establish and maintain our internal controls;
▪We implemented controls to formalize roles and review responsibilities that align with our team’s skills and experience and to ensure segregation of duties;
▪We engaged third-party professionals to aid in the design and implementation of a formal risk assessment process and identified and evaluated changes in our internal controls;
▪We implemented formal processes, policies, and procedures supporting our financial close process, including establishing and reviewing thresholds for business performance reviews, formalizing procedures over the review of financial statements, and creation of standard balance sheet reconciliation templates and journal entry controls;
▪We designed and implemented IT general controls, including controls over the review and updating of user access rights and privileges and segregation of duties, and implemented more robust IT policies and procedures over change management, data backup authorization and computer operations; and
▪We implemented a new enterprise resource planning system in February 2023 that automated some of our manual financial reporting processes, enhanced our information technology control environment, and mitigated necessary internal control gaps and limitations that previously resulted in the material weaknesses noted above.
As of December 31, 2023, management has concluded that the actions described above were satisfactorily implemented and have been in place for a sufficient period of time to demonstrate the previously identified material weaknesses have been remediated.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 105b5-1 Trading Plans. During the three months ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to our Proxy Statement, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to our Proxy Statement, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to our Proxy Statement, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to our Proxy Statement, and is incorporated herein by reference.

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

10.3†	Archer 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Form 8-K (File No. 001-39668), filed September 22, 2021)
10.4†	Form of Stock Option Grant Package under Archer 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Form 8-K (File No. 001-39668), filed September 22, 2021)
10.5†	Form of RSU Grant Package under Archer 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Form 8-K (File No. 001-39668), filed September 22, 2021)
10.6†	Archer Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-39668), filed June 15, 2022)
10.7†	Form of Stock Option Grant Package under Archer 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to Form 8-K (File No. 001-39668), filed September 22, 2021)
10.8†	Form of RSU Grant Package under Archer 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to Form 8-K (File No. 001-39668), filed September 22, 2021)
10.9†	Form of Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to Form 8-K (File No. 001-39668), filed September 22, 2021)
10.10†	Archer Director Equity Deferral Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 001-39668), filed August 10, 2022)

Exhibit	Description
10.11†	Form of Irrevocable Deferral Election under Archer Director Equity Deferral Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q (File No. 001-39668), filed August 10, 2022)
10.12†	Offer Letter, dated September 16, 2021, by and between Archer and Adam Goldstein (incorporated by reference to Exhibit 10.13 to Form 8-K (File No. 001-39668), filed September 22, 2021)
10.13†
Offer Letter, dated November 19, 2019, by and between Legacy Archer and Tom Muniz (incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-4 (File No. 333-254007) filed August 10, 2021)

10.14†
Offer Letter, dated May 5. 2021, by and between the Company and Andy Missan (incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-4 (File No. 333-254007) filed August 10, 2021)

10.15**
Settlement Agreement, dated August 10, 2023, by and among Archer, The Boeing Company and Wisk Aero LLC (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 001-39668), filed November 9, 2023

10.16††	Sublease Agreement, dated January 14, 2022, between Forescout Technologies, Inc. and Archer (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 001-39668) filed May 12, 2022)
10.17**
First Warrant to Purchase Shares, dated August 15, 2023, by and among Archer, Wisk Aero LLC and The Boeing Company (incorporated by reference to Exhibit 4.9 to Registration Statement on Form S-3 (File No. 333-273996), filed August 15, 2023)

10.18
Warrant to Purchase Shares, dated January 3, 2023, by and between Archer and Stellantis N.V. (incorporated by reference to Exhibit 10.3 to Archer’s Current Report on Form 8-K filed with the SEC on January 9, 2023)

10.19
Warrant to Purchase Shares, dated as of November 6, 2020, by and among FCA US LLC and Legacy Archer (incorporated by reference to Exhibit 10.8 to Registration Statement on S-4 (File No. 333-254007), filed August 10, 2021)

10.20
Warrant to Purchase Shares, dated as of January 29, 2021, by and among United Airlines, Inc. and Archer (incorporated by reference to Exhibit 10.21 to Form 10-K (File No. 001-39668), filed March 14, 2022)

10.21
Amendment No. 1 to Warrant to Purchase Shares, dated August 9, 2022, by and among United Airlines, Inc. and Archer (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 001-39668), filed November 10, 2022)

10.22
Warrant to Purchase Shares, dated as of February 26, 2021, by and among Mesa Air Group, Inc. and Legacy Archer (incorporated by reference to Exhibit 10.11 to Registration Statement on S-4 (File No. 333-254007), filed August 10, 2021)

10.23
Warrant to Purchase Shares, dated as of July 19, 2021, by and between FCA Italy, S.p.A. and Legacy Archer (incorporated by reference to Exhibit 10.23 to Form 10-K (File No. 001-39668), filed March 14, 2022)

10.24	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-39668), filed August 10, 2023)
10.25
Amended and Restated Registration Rights Agreement, by and between Archer and certain stockholders, dated September 16, 2021 (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-39668), filed September 22, 2021)

10.26	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 001-39668), filed August 10, 2023)
10.27
Registration Rights Agreement, dated January 3, 2023, by and between Archer and Stellantis N.V. (incorporated by reference to Exhibit 10.4 to Form 8-K (File No. 001-39668), filed with the SEC on January 9, 2023)

10.28
Loan and Security Agreement, dated July 9, 2021, by and among Silicon Valley Bank, in its capacity as administrative agent and collateral agent, Silicon Valley Bank and SVB Innovation Credit Fund VIII, L.P., as lenders, and Legacy Archer (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-4 (File No. 333-254007), filed August 3, 2021)

10.29***††	Credit Agreement, dated as of October 5, 2023, by and among Archer, the subsidiary guarantors thereto, and Synovus Bank, as administrative agent and lender
10.30†	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.26 to Form 8-K (File No. 001-39668), filed September 22, 2021)
10.31†	Form of Change in Control and Severance Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 001-39668) filed May 12, 2022)
10.32	Form of Transaction Support Agreement (incorporated by reference to Annex E to Registration Statement on Form S-4 (File No. 333-254007), filed March 8, 2021)

Exhibit	Description
10.33
Restricted Stock Purchase Agreement, dated August 10, 2023, by and between Archer and Gibson, Dunn & Crutcher LLP (incorporated by reference to Exhibit 4.10 to Registration Statement on Form S-3 (File No. 333-273996), filed August 15, 2023)

10.34	Forward Purchase Agreement, dated January 3, 2023, by and between Archer and Stellantis N.V. (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-39668), filed January 9, 2023)
10.35
Manufacturing Collaboration Agreement, dated January 3, 2023, by and between Archer and Stellantis N.V. (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-39668), filed January 9, 2023)

10.36***††	Design-Build Agreement, dated as of October 3, 2023, by and between Archer and Evans General Contractors, LLC
10.37
Controlled Equity OfferingSM Sales Agreement, dated November 9, 2023, by and between Archer and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.2 to Registration Statement on Form S-3 (File No. 333-275465), filed November 13, 2023)

21.1*	List of Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
24.1*	Power of Attorney (reference is made to the signature page thereto)
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________
*Filed herewith.
** Portions of this exhibit are redacted pursuant to Regulation S-K Item 601(b)(10)(iv)
†Indicates management contract or compensatory plan or arrangement.
††    Certain of the exhibits and schedules to these exhibits have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
#    This certification is deemed not filed for the purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

(c) Financial Statement Schedules

Reference is made to Item 15(a) 2 above.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCHER AVIATION INC.

February 29, 2024	By:	/s/ Mark Mesler
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Adam Goldstein	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2024
Adam Goldstein
/s/ Mark Mesler	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2024
Mark Mesler

/s/ Deborah Diaz	Director	February 29, 2024
Deborah Diaz

/s/ Fred Diaz	Director	February 29, 2024
Fred Diaz

/s/ Oscar Munoz	Director	February 29, 2024
Oscar Munoz

/s/ Barbara J. Pilarski	Director	February 29, 2024
Barbara J. Pilarski

/s/ Maria Pinelli	Director	February 29, 2024
Maria Pinelli

/s/ Michael Spellacy	Director	February 29, 2024
Michael Spellacy