Form 10-Q
period 2024-03-31
Archer Aviation Inc.
filed 2024-05-09
CIK 1824502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 3, 2024, the number of shares of the registrant’s Class A common stock outstanding was 285,344,759, and the number of shares of the registrant’s Class B common stock outstanding was 38,213,136.

Archer Aviation Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2024

i

ARCHER AVIATION INC.

Archer Aviation Inc., a Delaware corporation (prior to the closing of the Business Combination (as defined below), “Legacy Archer”), Atlas Crest Investment Corp., a Delaware Corporation (“Atlas”) and Artemis Acquisition Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Atlas (“Merger Sub”) entered into a merger agreement (the “Business Combination Agreement”) on February 10, 2021, as amended. The transactions contemplated by the terms of the Business Combination Agreement were completed on September 16, 2021 (the “Closing”). Following the Closing, Legacy Archer changed its name from Archer Aviation Inc. to Archer Aviation Operating Corp., and Atlas changed its name from Atlas Crest Investment Corp. to Archer Aviation Inc. and it became the successor registrant with the SEC.

As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to “Archer”, the “Company”, “we”, “us”, and “our”, and similar references refer to Archer Aviation Inc. and its wholly-owned subsidiaries, unless the context otherwise requires).

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2024 (the “Annual Report”). Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, the Annual Report, and other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. Moreover, new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks and uncertainties, the future events and circumstances discussed in this Quarterly Report and the Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

ii

Part I - Financial Information
Item 1. Financial Statements
Archer Aviation Inc.
Consolidated Condensed Balance Sheets
(In millions, except share and per share data; unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$405.8	$464.6
Restricted cash	6.7	6.9
Prepaid expenses	7.7	7.9
Other current assets	1.8	0.8
Total current assets	422.0	480.2
Property and equipment, net	72.1	57.6
Intangible assets, net	0.4	0.4
Right-of-use assets	8.7	8.9
Other long-term assets	7.7	7.2
Total assets	$510.9	$554.3
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14.1	$14.3
Current portion of lease liabilities	3.3	2.8
Accrued expenses and other current liabilities	52.8	96.9
Total current liabilities	70.2	114.0
Notes payable	18.1	7.2
Lease liabilities, net of current portion	12.4	13.2
Warrant liabilities	19.1	39.9
Other long-term liabilities	11.9	12.9
Total liabilities	131.7	187.2
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value; 700,000,000 shares authorized; 281,950,734 and 265,617,341 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Class B common stock, $0.0001 par value; 300,000,000 shares authorized; 38,032,375 and 38,165,615 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	1,644.5	1,515.9
Accumulated deficit	(1,265.3)	(1,148.8)
Accumulated other comprehensive loss	—	—
Total stockholders’ equity	379.2	367.1
Total liabilities and stockholders’ equity	$510.9	$554.3
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Operations
(In millions, except share and per share data; unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses
Research and development	$83.5	$65.8
General and administrative	58.7	44.1
Other warrant expense	—	2.1
Total operating expenses	142.2	112.0
Loss from operations	(142.2)	(112.0)
Other income (expense), net	20.6	(2.7)
Interest income, net	5.3	1.6
Loss before income taxes	(116.3)	(113.1)
Income tax expense	(0.2)	—
Net loss	$(116.5)	$(113.1)

Net loss per share, basic and diluted	$(0.36)	$(0.46)
Weighted-average shares outstanding, basic and diluted	320,256,596	247,274,541
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Comprehensive Loss
(In millions; unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(116.5)	$(113.1)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax	—	0.7
Comprehensive loss	$(116.5)	$(112.4)
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In millions, except share data; unaudited)

	Common Stock				Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Class A		Class B			Accumulated Deficit		Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	265,617,341	$—	38,165,615	$—	$1,515.9	$(1,148.8)	$—	$367.1
Conversion of Class B common stock to Class A common stock	200,000	—	(200,000)	—	—	—	—	—
Issuance of restricted stock units and restricted stock expense	4,873,123	—	—	—	34.0	—	—	34.0
Exercise of stock options	186,529	—	66,760	—	—	—	—	—
Issuance of warrants and warrant expense	—	—	—	—	48.9	—	—	48.9
Exercise of warrants	4,503,845	—	—	—	—	—	—	—
Common stock issued under at-the-market program	6,569,896	—	—	—	33.9	—	—	33.9
Stock-based compensation	—	—	—	—	11.8	—	—	11.8
Net loss	—	—	—	—	—	(116.5)	—	(116.5)
Balance as of March 31, 2024	281,950,734	$—	38,032,375	$—	$1,644.5	$(1,265.3)	$—	$379.2

	Common Stock				Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Class A		Class B			Accumulated Deficit		Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	177,900,738	$—	63,738,197	$—	$1,185.0	$(690.9)	$(0.8)	$493.3
Conversion of Class B common stock to Class A common stock	2,250,000	—	(2,250,000)	—	—	—	—	—
Issuance of restricted stock units and restricted stock expense	2,191,898	—	—	—	18.8	—	—	18.8
Exercise of stock options	316,116	—	233,190	—	0.1	—	—	0.1
Issuance of warrants and warrant expense	—	—	—	—	6.3	—	—	6.3
Common stock withheld related to net share settlement of equity awards	(786,342)	—	—	—	(2.3)	—	—	(2.3)
Stock-based compensation	—	—	—	—	6.3	—	—	6.3
Net loss	—	—	—	—	—	(113.1)	—	(113.1)
Other comprehensive income	—	—	—	—	—	—	0.7	0.7
Balance as of March 31, 2023	181,872,410	$—	61,721,387	$—	$1,214.2	$(804.0)	$(0.1)	$410.1
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Cash Flows
(In millions; unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(116.5)	$(113.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other	2.3	1.0
Debt discount and issuance cost amortization	—	0.2
Stock-based compensation	40.7	25.7
Change in fair value of warrant liabilities and other warrant costs	(20.8)	5.0
Non-cash lease expense	0.7	1.4
Research and development warrant expense	2.1	4.2
Other warrant expense	—	2.1
Technology and dispute resolution agreements expense	5.6	—
Interest income on short-term investments	—	(0.2)
Accretion and amortization income of short-term investments	—	(2.0)
Changes in operating assets and liabilities:
Prepaid expenses	0.2	3.0
Other current assets	(1.1)	(0.3)
Other long-term assets	(0.6)	(0.6)
Accounts payable	—	2.5
Accrued expenses and other current liabilities	1.7	8.9
Operating lease right-of-use assets and lease liabilities, net	(0.8)	(1.2)
Other long-term liabilities	—	(0.3)
Net cash used in operating activities	(86.5)	(63.7)
Cash flows from investing activities
Proceeds from maturities of short-term investments	—	314.0
Purchase of property and equipment	(17.3)	(11.4)
Net cash provided by (used in) investing activities	(17.3)	302.6
Cash flows from financing activities
Proceeds from issuance of debt	11.0	—
Repayment of long-term debt	—	(2.5)
Payment of debt issuance costs	(0.1)	—
Payments for taxes related to net share settlement of equity awards	—	(2.3)
Proceeds from shares issued under at-the-market program	33.9	—
Net cash provided by (used in) financing activities	44.8	(4.8)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(59.0)	234.1
Cash, cash equivalents, and restricted cash, beginning of period	471.5	72.3
Cash, cash equivalents, and restricted cash, end of period	$412.5	$306.4

Supplemental Cash Flow Information:
Cash paid for interest	$0.2	$0.3
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$10.0	$5.8
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
Note 2 - Liquidity and Going Concern
Since the Company’s formation, the Company has devoted substantial effort and capital resources to the design and development of its planned eVTOL aircraft and UAM network. Funding of these activities has primarily been through the net proceeds received from the issuance of related and third-party debt (Note 6 - Notes Payable), and the sale of preferred and common stock to related and third parties (Note 8 - Preferred and Common Stock). Through March 31, 2024, the Company has incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $1,265.3 million. As of March 31, 2024, the Company had cash and cash equivalents of $405.8 million, which management believes will be sufficient to fund the Company’s current operating plan for at least the next 12 months from the date these consolidated condensed financial statements were issued.
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
Note 3 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of financial position, results of operations, and cash flows for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The unaudited

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
consolidated condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2023 set forth in the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2024. The December 31, 2023 consolidated condensed balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.
The Company has provided a discussion of significant accounting policies, estimates, and judgments in the Company’s audited consolidated financial statements. There have been no changes to the Company’s significant accounting policies since December 31, 2023 which are expected to have a material impact on the Company’s financial position, results of operations, or cash flows.
Cash, Cash Equivalents, and Restricted Cash
Cash consists of cash on deposit with financial institutions. Cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of three months or less from the date of purchase. As of March 31, 2024 and December 31, 2023, the Company’s cash and cash equivalents included money market funds of $297.5 million and $339.6 million, respectively.
Restricted cash consists primarily of cash held as security for the Company’s standby letters of credit. Refer to Note 7 - Commitments and Contingencies for further details.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated condensed balance sheets that sum to amounts reported on the consolidated condensed statements of cash flows (in millions):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$405.8	$464.6
Restricted cash	6.7	6.9
Total cash, cash equivalents, and restricted cash	$412.5	$471.5
Short-Term Investments
The Company had short-term investments in marketable securities with original maturities of less than one year, including United States Treasury securities, corporate debt securities and commercial paper. The Company classifies its marketable securities as available-for-sale at the time of purchase and reevaluates such classification at each balance sheet date. These marketable securities are carried at fair value, and unrealized gains and losses are recorded in other comprehensive loss in the consolidated condensed statements of comprehensive loss, which is reflected as a component of stockholders’ equity. These marketable securities are assessed as to whether those with unrealized loss positions are other than temporarily impaired. The Company considers impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely the securities will be sold before the recovery of their cost basis. If the impairment is deemed other than temporary, the security is written down to its fair value and a loss is recognized in other income (expense), net. Realized gains and losses from the sale of marketable securities and from declines in value deemed to be other than temporary are determined based on the specific identification method and recognized in other income (expense), net in the consolidated condensed statements of operations. As of March 31, 2024 and December 31, 2023, the Company had no short-term investments.
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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
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
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in millions):

	As of March 31, 2024
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$297.5	$—	$—	$297.5

Liabilities:
Warrant liability – public warrants	$12.5	$—	$—	$12.5
Warrant liability – private placement warrants	$—	$—	$6.6	$6.6

	As of December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$339.6	$—	$—	$339.6

Liabilities:
Warrant liability – public warrants	$25.4	$—	$—	$25.4
Warrant liability – private placement warrants	$—	$—	$14.5	$14.5
Accrued technology and dispute resolutions agreements liability	$—	$—	$44.0	$44.0
Cash Equivalents
The Company’s cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of three months or less from the date of purchase. The Company classifies its money market funds as Level 1, because they are valued based on quoted market prices in active markets.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
The following table presents a summary of the Company’s cash equivalents as of March 31, 2024 and December 31, 2023 (in millions):

	As of March 31, 2024
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$297.5	$—	$—	$297.5
Total	$297.5	$—	$—	$297.5

	As of December 31, 2023
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$339.6	$—	$—	$339.6
Total	$339.6	$—	$—	$339.6
Public Warrants
The measurement of the public warrants as of March 31, 2024 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “ACHR WS”. The quoted price of the public warrants was $0.72 and $1.46 per warrant as of March 31, 2024 and December 31, 2023, respectively.
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
The key inputs into the Monte Carlo simulation model for the private placement warrants are as follows:

Input	March 31, 2024	December 31, 2023
Stock price	$4.62	$6.14
Strike price	$11.50	$11.50
Dividend yield	0.0%	0.0%
Term (in years)	2.5	2.7
Volatility	65.5%	70.2%
Risk-free rate	4.5%	4.0%
Accrued Technology and Dispute Resolution Agreements Liability
Under the Technology and Dispute Resolution Agreements, the Company recognized an accrued technology and dispute resolution agreements liability related to the Wisk Warrant (capitalized terms defined below). See Note 7 - Commitments and Contingencies for further details. The Company utilizes a Monte Carlo simulation model for the accrued technology and dispute resolution agreements liability at each reporting period, with changes in fair value recognized in the consolidated condensed statements of operations. The estimated fair value of the accrued technology and dispute resolution agreements liability is determined using Level 3 inputs. Inherent in a Monte Carlo simulation model are assumptions related to expected share-price volatility, expected life, risk-free interest rate, and dividend yield.
The key inputs into the Monte Carlo simulation model for the accrued technology and dispute resolution agreements liability are as follows:

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)

Input	December 31, 2023
Stock price	$6.14
Strike price	$0.01
Dividend yield	0.0%
Term (in years)	0.1
Volatility	60.0%
Risk-free rate	5.4%
The following table presents the change in fair value of the Company’s Level 3 private placement warrants and accrued technology and dispute resolution agreements liability during the three months ended March 31, 2024 (in millions):

Balance as of December 31, 2023	$58.5
Change in fair value	2.4
Less: settlement of accrued technology and dispute resolution agreements liability	(54.3)
Balance as of March 31, 2024	$6.6
In connection with the change in fair value of the Company’s private placement warrants, the Company recognized a gain of $7.9 million and a loss of $2.1 million within other income (expense), net in the consolidated condensed statements of operations during the three months ended March 31, 2024 and 2023, respectively. Refer to Note 11 - Liability Classified Warrants for additional information about the public and private placement warrants.
In connection with the change in fair value of the accrued technology and dispute resolution agreements liability, the Company recognized a loss of $10.3 million within general and administrative expenses in the consolidated condensed statements of operations during the three months ended March 31, 2024. Refer to Note 7 - Commitments and Contingencies for additional information about the accrued technology and dispute resolution agreements liability.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Certain financial instruments, including debt, are not measured at fair value on a recurring basis in the consolidated condensed balance sheets. The fair value of debt as of March 31, 2024 approximates its carrying value (Level 2). Refer to Note 6 - Notes Payable for additional information.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Certain assets and liabilities are subject to measurement at fair value on a non-recurring basis if there are indicators of impairment or if they are deemed to be impaired as a result of an impairment review.
Intangible Assets, Net
Intangible assets consist solely of domain names and are recorded at cost, net of accumulated amortization, and if applicable, impairment charges. Amortization of domain names is provided over a 15-year estimated useful life on a straight-line basis or based on the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has analyzed a variety of factors to determine if any circumstance could trigger an impairment loss, and, at this time and based on the information presently known, no event has occurred and indicated that it is more likely than not that an impairment loss has been incurred. Therefore, the Company did not record any impairment charges for its intangible assets for the three months ended March 31, 2024 and 2023.
As of March 31, 2024 and December 31, 2023, the net carrying amounts for domain names were $0.4 million and $0.4 million, respectively, and were recorded in the Company’s consolidated condensed balance sheets.
Cloud Computing Arrangements

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
The Company capitalizes certain implementation costs incurred in the application development stage of projects related to its cloud computing arrangements that are service contracts. Capitalized implementation costs are recognized in other long-term assets in the consolidated condensed balance sheets and amortized on a straight-line basis over the fixed, noncancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. As of March 31, 2024 and December 31, 2023, the net carrying amounts of the Company’s capitalized cloud computing implementation costs were $6.7 million and $6.4 million, respectively.
Contract Liabilities
The Company records contract liabilities related to differences between the timing of cash receipts from the customer and the recognition of revenue. As of March 31, 2024 and December 31, 2023, the Company’s contract liability balances were $10.8 million and $10.8 million, respectively, and recorded in other long-term liabilities in the Company’s consolidated condensed balance sheets. As of March 31, 2024 and December 31, 2023, the Company’s contract liabilities consisted of a $10.0 million pre-delivery payment received from United Airlines, Inc. (“United”) under the terms of the Amended United Purchase Agreement (defined below) (see Note 9 - Stock-Based Compensation), and a $0.8 million installment payment received under a contract order with the United States Air Force for the design, development, and ground test of the Company’s production aircraft, Midnight. No revenues were recognized during the three months ended March 31, 2024 and 2023.
Net Loss Per Share
Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding. For all periods presented, the calculation of basic net loss per share excludes shares issued upon the early exercise of stock options where the vesting conditions have not been satisfied. Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The Company also excludes unvested shares subject to repurchase in the number of shares outstanding in the consolidated condensed balance sheets and statements of stockholders’ equity.
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
The following table presents the number of antidilutive shares excluded from the calculation of diluted net loss per share:

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock	2,915,738	4,722,137
Unvested restricted stock units	35,015,943	44,265,187
Warrants	47,011,560	43,347,301
Shares issuable under the Employee Stock Purchase Plan (Note 9)	1,091,452	641,727
Total	86,034,693	92,976,352
Comprehensive Loss
Comprehensive loss includes all changes in equity during the period from non-owner sources. The Company’s comprehensive loss consists of its net loss and its unrealized gains or losses on available-for-sale securities.
Recent Accounting Pronouncements

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements through enhanced disclosures about significant segment expenses, interim segment profit or loss and assets, and how the Chief Operating Decision Maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-07 on its disclosures within its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of incremental income tax information related to the income tax rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. The update is effective for annual periods beginning after December 15, 2024 on a prospective basis, and retrospective application is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its disclosures within its consolidated financial statements.
Note 4 - Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	March 31, 2024	December 31, 2023
Furniture, fixtures, and equipment	$9.0	$7.9
Vehicles	0.1	0.1
Computer hardware	5.4	5.3
Computer software	1.5	1.5
Website design	0.8	0.8
Leasehold improvements	32.5	33.0
Construction in progress	33.5	18.4
Total property and equipment	82.8	67.0
Less: Accumulated depreciation	(10.7)	(9.4)
Total property and equipment, net	$72.1	$57.6
Construction in progress includes costs incurred for the Company’s manufacturing facilities to be constructed in Covington, Georgia and other assets that have not yet been placed in service.
The following table presents depreciation expense included in each respective expense category in the consolidated condensed statements of operations (in millions):

	Three Months Ended March 31,
	2024	2023
Research and development	$2.0	$0.7
General and administrative	0.1	0.2
Total depreciation expense	$2.1	$0.9

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Note 5 - Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	March 31, 2024	December 31, 2023
Accrued professional fees	$9.8	$9.5
Accrued employee costs	12.7	16.7
Accrued parts and materials	15.9	12.1
Taxes payable	1.3	1.4
Accrued capital expenditures	8.6	9.2
Accrued cloud computing implementation costs	0.4	0.3
Accrued technology and dispute resolution agreements liability (Note 7)	—	44.0
Other current liabilities	4.1	3.7
Total	$52.8	$96.9
Note 6 - Notes Payable
The Company’s notes payable consisted of the following (in millions):

	March 31, 2024	December 31, 2023
Synovus Bank Loan	$18.5	$7.5
Loan unamortized discount and loan issuance costs	(0.4)	(0.3)
Total debt, net of discount and loan issuance costs	18.1	7.2
Less current portion, net of discount and loan issuance costs	—	—
Total long-term notes payable, net of discount and loan issuance costs	$18.1	$7.2
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
The interest rate on the Loan is a floating rate per annum equal to secured overnight financing rate (as defined in the Credit Agreement) plus the applicable margin of 2.0%, which increases by 5.0% per annum upon the occurrence of an event of default.
The Company’s obligations under the Credit Agreement are secured by funds in a collateral account and the Credit Agreement is guaranteed by the Company’s domestic subsidiaries. The Company may prepay with certain premium that links to the passage of time, and in certain circumstances would be required to prepay the Loan under the Credit Agreement without payment of a premium. The Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, and customary events of default. As of March 31, 2024, the Company was in compliance with all the covenants of the Credit Agreement.
The Company has drawn down $18.5 million of the Loan as of March 31, 2024. The effective interest rate for the draw downs ranged from 7.6% to 8.1% as of March 31, 2024. The loan issuance costs will be amortized to interest expense over the contractual term of the Loan. During the three months ended March 31, 2024, the Company recognized interest expense of $0.3 million, including an immaterial amount related to the amortization of issuance costs within interest income, net in the

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
consolidated condensed statements of operations. The carrying value of the Loan, net of unamortized issuance costs of $0.4 million, was $18.1 million as of March 31, 2024.
The future scheduled principal maturities of the Loan as of March 31, 2024 are as follows (in millions):

Remaining 2024	$—
2025	—
2026	$0.1
2027	$0.7
2028	$0.7
Thereafter	$17.0
$18.5
Note 7 - Commitments and Contingencies
Operating Leases
The Company leases office, lab, hangar, and storage facilities under various operating lease agreements with lease periods expiring between 2024 and 2030 and generally containing periodic rent increases and various renewal and termination options.
The Company’s lease costs were as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$1.2	$1.8
Short-term lease cost	0.1	—
Total lease cost	$1.3	$1.8
The Company’s weighted-average remaining lease term and discount rate as of March 31, 2024 and 2023 were as follows:

	2024	2023
Weighted-average remaining lease term (in months)	53	48
Weighted-average discount rate	14.6%	13.9%

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
The minimum aggregate future obligations under the Company’s non-cancelable operating leases as of March 31, 2024 were as follows (in millions):

Remaining 2024	$4.6
2025	5.7
2026	4.7
2027	2.1
2028	2.2
Thereafter	4.4
Total future lease payments	23.7
Less: leasehold improvement allowance	(1.1)
Total net future lease payments	22.6
Less: imputed interest	(6.9)
Present value of future lease payments	$15.7
Supplemental cash flow information and non-cash activities related to right-of-use assets and lease liabilities were as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Operating cash outflows from operating leases	$1.1	$1.6
Operating lease liabilities from obtaining right-of-use assets	$0.3	$0.1
Finance Lease
In February 2023, the Company entered into a lease arrangement with the Newton County Industrial Development Authority (the “Authority”) for the Company’s manufacturing facilities to be constructed in Covington, Georgia. In connection with the lease arrangement, the Authority issued a taxable revenue bond (the “Bond”), which was acquired by the Company. The arrangement is structured so that the Company’s lease payments to the Authority equal and offset the Authority’s bond payments to the Company. Accordingly, the Company offsets the finance lease obligation and the Bond on its consolidated condensed balance sheets.
Letters of Credit
As of March 31, 2024, the Company had standby letters of credit in the aggregate outstanding amount of $5.7 million, secured with restricted cash.
Litigation
During the ordinary course of the business, the Company may be subject to legal proceedings, various claims, and litigation. Such proceedings can be costly, time consuming, and unpredictable, and therefore, no assurance can be given that the final outcome of such proceedings will not materially impact the Company’s financial condition or results of operations.
Wisk Litigation and Settlement
On April 6, 2021, Wisk Aero LLC (“Wisk”) brought a lawsuit against the Company in the United States District Court for the Northern District of California alleging misappropriation of trade secrets and patent infringement. The Company filed certain counterclaims for defamation, tortious interference and unfair competition.
On August 10, 2023, the Company, the Boeing Company (“Boeing”) and Wisk entered into a series of agreements that provide for, among other things, certain investments by Boeing into the Company and an autonomous flight technology collaboration between Wisk and the Company, the issuance of certain warrants to Wisk and resolution of the federal and state court litigation between the parties (the “Technology and Dispute Resolution Agreements”).

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Pursuant to a private placement transaction entered into by the Company on August 10, 2023, Boeing subscribed to purchase shares of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”), and received registration rights with respect to such shares of Common Stock and the shares of Common Stock underlying the Wisk Warrant (as defined below) pursuant to a registration rights agreement.
Pursuant to the Technology and Dispute Resolution Agreements, the Company issued Wisk a warrant to purchase up to 13,176,895 shares of Common Stock with an exercise price of $0.01 per share (the “Wisk Warrant”). The Wisk Warrant has now vested and became exercisable, subject to the terms and conditions of the underlying warrant agreement, for the full amount of such shares.
The Company recorded the initial vested share tranche within equity at its fair value. The Company recognized technology and dispute resolution agreements expense for the initial vested tranche upon issuance. The Company recorded the unvested portion of the Wisk Warrant as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized as a gain or loss in the Company’s consolidated condensed statements of operations. The initial offsetting entry to the warrant liability was technology and dispute resolution agreements expense. During the three months ended March 31, 2024, the Company recorded a loss of $10.3 million to recognize the change in fair value of the warrant upon issuance and recorded the outstanding warrant within equity at its fair value.
Note 8 - Preferred and Common Stock
Preferred Stock
As of March 31, 2024, no shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.
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
Dividends
Holders of Class A common stock and Class B common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s Board of Directors in its discretion out of funds legally available therefor. No dividends on common stock have been declared by the Company’s Board of Directors through March 31, 2024, and the Company does not expect to pay dividends in the foreseeable future.
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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
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
During the three months ended March 31, 2024 and 2023, 200,000 and 2,250,000 shares of Class B common stock were converted into Class A common stock, respectively.
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
At-The-Market Program
In November 2023, the Company entered into an Open Market Sales AgreementSM (the “Sales Agreement”) with Cantor Fitzgerald & Co., as the sales agent, pursuant to which the Company may offer and sell shares of the Company’s Class A common stock having an aggregate offering amount of up to $70.0 million (the “ATM Program”). The Company will pay Cantor Fitzgerald & Co. a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of Class A common stock pursuant to the ATM Program. During the three months ended March 31, 2024, the Company sold 6,569,896 shares of Class A common stock for net proceeds of $33.9 million. As of March 31, 2024, the Company had $14.6 million remaining eligible for sale under the ATM Program.
Note 9 - Stock-Based Compensation
Amended and Restated 2021 Plan
In August 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which was approved by the stockholders of the Company in September 2021 and became effective immediately upon the closing of the Business Combination. In April 2022, the Company amended and restated the 2021 Plan (the “Amended and Restated 2021 Plan”), which was approved by the stockholders of the Company in June 2022. The aggregate number of shares of Class A common stock that may be issued under the plan increased to 34,175,708. In addition, the number of shares of Class A common stock reserved for issuance under the Amended and Restated 2021 Plan will automatically increase on January 1st of each year following this amendment, starting on January 1, 2023 and ending on (and including) January 1, 2031, in an amount equal to the lesser of (i) 5.0% of the total number of shares of Class A and Class B common stock outstanding on December 31 of the preceding year, or (ii) a lesser number of shares of Class A common stock determined by the Board of Directors prior to the date of the increase (the “EIP Evergreen Provision”). The EIP Evergreen Provision is calculated using the number of legally outstanding shares of common stock and includes shares, such as unvested shares pursuant to early exercised stock options, that are not considered outstanding for accounting purposes. In accordance therewith, the number of shares of Class A common stock reserved for issuance under the Amended and Restated 2021 Plan increased by 15,320,111 shares on January 1, 2024. The Amended and Restated 2021 Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights,

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
restricted stock awards, restricted stock units, performance awards, and other awards to employees, directors, and non-employees.
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
Employee Stock Purchase Plan
In August 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately upon the closing of the Business Combination. The ESPP permits eligible employees to purchase shares of Class A common stock at a price equal to 85.0% of the lower of the fair market value of Class A common stock on the first day of an offering or on the date of purchase. Additionally, the number of shares of Class A common stock reserved for issuance under the ESPP will automatically increase on January 1st of each year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by the lesser of (i) 1.0% of the total number of shares of Class A common stock outstanding on December 31 of the preceding year; (ii) 9,938,118 shares of Class A common stock; or (iii) a lesser number of shares of Class A common stock determined by the Board of Directors prior to the date of the increase (the “ESPP Evergreen Provision”). The ESPP Evergreen Provision is calculated using the number of legally outstanding shares of common stock and includes shares, such as unvested shares pursuant to early exercised stock options, that are not considered outstanding for accounting purposes. In accordance therewith, the number of shares of Class A common stock reserved for issuance under the ESPP increased by 2,679,473 on January 1, 2024. As of March 31, 2024, the maximum number of shares authorized for issuance under the ESPP was 11,085,810, of which 9,857,178 shares remained available under the ESPP.
The Company currently offers six-month offering periods, and at the end of each offering period, which occurs every six months on May 31 and November 30, employees can elect to purchase shares of the Company’s Class A common stock with contributions of up to 15.0% of their base pay, accumulated via payroll deductions, subject to certain limitations.
The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of each award granted under the ESPP. The following table sets forth the key assumptions and fair value results for each award granted in the Company’s six-month offering period that started on December 1, 2023:

December 1, 2023
Stock price	$6.30
Risk-free interest rate	5.3%
Term (in years)	0.5
Volatility	97.5%
Dividend yield	0.0%
Grant date fair value per share	$2.62
During the three months ended March 31, 2024 and 2023, the Company recognized stock-based compensation expense of $0.7 million and $0.3 million for the ESPP, respectively.
As of March 31, 2024, the total remaining stock-based compensation expense was $0.4 million for the ESPP, which is expected to be recognized over the current six-month offering period until May 31, 2024.
Annual Equity Awards
Subject to the achievement of certain performance goals established by the Company from time to time, the Company’s employees are eligible to receive an annual incentive bonus that will entitle them to an annual grant of restricted stock units (“RSUs”) that are fully vested on the date of grant. Furthermore, all annual equity awards are contingent and issued only upon approval by the Company’s Board of Directors or the Compensation Committee. During the three months ended March 31,

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
2024 and 2023, the Company recognized stock-based compensation expense of $3.8 million and $2.9 million, respectively, related to these annual equity awards.
Stock Options
A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2024	3,174,114	$0.12	6.7	$19.1
Exercised	(253,290)	0.08		1.2
Expired/forfeited	(5,086)	0.15
Outstanding as of March 31, 2024	2,915,738	0.12	6.4	13.1

Exercisable as of March 31, 2024	1,401,617	$0.13	6.5	$6.3
Vested and expected to vest as of March 31, 2024	2,915,738	0.12	6.4	13.1
The Company recognized stock-based compensation expense of $0.8 million and $0.7 million for stock options for the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, the total remaining stock-based compensation expense for unvested stock options was $4.2 million, which is expected to be recognized over a weighted-average period of 0.7 years.
Restricted Stock Units
A summary of the Company’s RSU activity is as follows:

	Number of Shares	Weighted Average Grant Fair Value
Outstanding as of January 1, 2024	31,522,483	$4.99
Granted	6,579,055	4.85
Vested	(4,845,299)	4.23
Forfeited	(115,296)	4.42
Outstanding as of March 31, 2024	33,140,943	5.08
During the three months ended March 31, 2024, the Company granted 2,735,840 RSUs under the Amended and Restated 2021 Plan, representing the annual equity awards for 2023. The RSUs were fully vested on the date of grant and settled in Class A common stock on a one-for-one basis. In addition, the Company granted 3,270,695 RSUs under the Amended and Restated 2021 Plan, which generally vest over a three- or four-year period with a one-year cliff and remain subject to forfeiture if vesting conditions are not met. Upon vesting, RSUs are settled in Class A common stock on a one-for-one basis. The shares of Class A common stock underlying RSU grants are not issued and outstanding until the applicable vesting date. The Company also granted 572,520 RSUs under the Amended and Restated 2021 Plan to certain executives, which vest over a three-year period with a pay out based on the Company’s relative performance of total shareholder return (“TSR”) compared with the annualized TSR of certain peer companies for the service period (the “PSUs”). The award payout can range from 0.0% to 200.0% of the initial grant, and is measured on each anniversary of the grant date. Upon vesting, PSUs are settled in Class A common stock on a one-for-one basis. If an executive terminates employment because of retirement, layoff, disability or death, the executive (or beneficiary) remains eligible under the award and, if the award is earned, will receive a proration of PSUs based on active

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
employment during the annual service periods. In all other cases, the award will not vest and all rights to the PSUs will terminate.
The Company determined the fair value of the PSUs using a Monte Carlo simulation model on the grant date. The Company will recognize compensation expense for the PSUs on a straight-line basis over the three-year performance period.
The following assumptions were used to estimate the fair value, using the Monte Carlo simulation, of the PSUs:

March 26, 2024
Stock price	$4.79
Term (in years)	3.0
Volatility	87.1%
Risk-free interest rate	4.3%
Dividend yield	0.0%
Immediately prior to closing of the Business Combination, each of the Company’s founders was granted 20,009,224 RSUs under the 2019 Plan (each, a “Founder Grant” and collectively, the “Founder Grants”) pursuant to the terms and conditions of the Business Combination Agreement, dated February 10, 2021, as amended and restated on July 29, 2021 (the “Business Combination Agreement”). One-quarter of each Founder Grants was intended to vest upon the achievement of the earlier to occur of (i) a price-based milestone or (ii) a performance-based milestone, with a different set of such price and performance-based milestones applying to each quarter of each of the Founder Grants and so long as the achievement occurs within seven years following the closing of the Business Combination.
The Company accounts for the Founder Grants as four separate tranches, with each tranche consisting of two award conditions, a performance award condition and market award condition. Each tranche vests when either the market condition or performance condition is satisfied (only one condition is satisfied). The Company determined the fair value of the performance award by utilizing the trading price on the Closing Date. When the applicable performance milestone is deemed probable of being achieved, the Company will recognize compensation expense for the portion earned to date over the requisite period. For the market award, the Company determined both the fair value and derived service period using a Monte Carlo simulation model on the Closing Date. The Company will recognize compensation expense for the market award on a straight-line basis over the derived service period. If the applicable performance condition is not probable of being achieved, compensation cost for the value of the award incorporating the market condition is recognized, so long as the requisite service is provided. If the performance milestone becomes probable of being achieved, the full fair value of the award will be recognized, and any remaining expense for the market award will be canceled.
One-quarter of each of the Founder Grants, totaling 5,002,306 shares of Class B common stock, vested immediately prior to the Closing Date pursuant to the terms and conditions of the Business Combination Agreement. On April 14, 2022, the vested 5,002,306 shares of Class B common stock of the Company’s former co-CEO were cancelled. On July 13, 2023, following the end of 15 months from the separation of the former co-CEO from the Company on April 13, 2022, the officer’s unvested 15,006,918 shares of Class B common stock for the remaining three tranches were forfeited. The Company reversed the previously recognized stock-compensation expense associated with these shares for $59.1 million. As of March 31, 2024, there were 15,006,918 shares of Class B common stock outstanding for the remaining Founder Grant.
During the three months ended March 31, 2024, the performance condition of the second tranche of the outstanding Founder Grant became probable of being achieved. For the three months ended March 31, 2024 and 2023, the Company recorded $22.4 million and $16.0 million, respectively, of stock-based compensation expense for the remaining three tranches of the outstanding Founder Grants in general and administrative expenses in the consolidated condensed statements of operations. Of the amounts recorded during the three months ended March 31, 2023, approximately $8.0 million of stock-based compensation expense associated with the forfeiture were reversed in July 2023 and recorded during the year ended December 31, 2023.
For the three months ended March 31, 2024 and 2023, the Company recorded $13.0 million and $5.3 million of stock-based compensation expense, respectively, related to RSUs (excluding the Founder Grants).

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
As of March 31, 2024, the total remaining stock-based compensation expense for unvested RSUs (including the remaining Founder Grant) was $115.4 million, which is expected to be recognized over a weighted-average period of 0.9 years.
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
The following table presents stock-based compensation expense included in each respective expense category in the consolidated condensed statements of operations (in millions):

	Three Months Ended March 31,
	2024	2023
Research and development	$12.4	$6.7
General and administrative	28.3	19.0
Total stock-based compensation expense	$40.7	$25.7
Warrants
A summary of the Company’s warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2024	20,788,247	$0.01	4.5	$127.4
Outstanding as of March 31, 2024	20,788,247	0.01	4.2	$95.8

Vested and exercisable as of March 31, 2024	7,839,893	$0.01	3.1	$36.1
United Airlines
On January 29, 2021, the Company entered into a Purchase Agreement (the “United Purchase Agreement”), Collaboration Agreement (the “United Collaboration Agreement”), and Warrant to Purchase Shares Agreement (the “United Warrant Agreement”) with United. Under the terms of the United Purchase Agreement, United has a conditional purchase order for up to 200 of the Company’s aircraft, with an option to purchase an additional 100 aircraft. Those purchases are conditioned upon the Company meeting certain conditions that include, but are not limited to, the certification of the Company’s aircraft by the FAA and further negotiation and reaching of mutual agreement on certain material terms related to the purchases. The Company issued 14,741,764 warrants to United to purchase shares of the Company’s Class A common stock. Each warrant provides United with the right to purchase one share of the Company’s Class A common stock at an exercise price of $0.01 per share. The warrants were initially expected to vest in four installments in accordance with the following milestones: the execution of the United Purchase Agreement and the United Collaboration Agreement, the completion of the Business Combination, the certification of the aircraft by the FAA, and the sale of aircraft to United.
On August 9, 2022, the Company entered into Amendment No. 1 to the United Purchase Agreement (the “Amended United Purchase Agreement”) and Amendment No. 1 to the United Warrant Agreement (the “Amended United Warrant Agreement”).

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
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
The Company accounts for the Amended United Purchase Agreement and the United Collaboration Agreement under ASC 606, Revenue from Contracts with Customers. The Company identified the sale of each aircraft ordered by United as a separate performance obligation in the contract. As the performance obligations have not been satisfied, the Company has not recognized any revenue as of March 31, 2024.
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
There was no other warrant expense recognized for the three months ended March 31, 2024. For the three months ended March 31, 2023, the Company recorded $2.1 million in other warrant expense, in the consolidated condensed statement of operations related to the second sub-milestone under the fourth milestone, and a total of 2,211,264 warrants vested from achievement of this milestone.
In August 2023, the Company issued 2,942,778 shares of Class A common stock to United, who cashless net exercised 2,948,352 warrants related to the achievement of the first two sub-milestones under the fourth milestone.
Stellantis N.V.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
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
As the Company is currently in pre-revenue stage and is not generating any revenue from the Stellantis Collaboration Agreement, all costs incurred with third parties are recorded based on the nature of the costs incurred. The Company accounts for the warrant in accordance with the provisions of ASC 718. The grant date fair value of each warrant was determined to be $1.93, which was the closing price of the Company’s Class A common stock on January 3, 2023. For each tranche of the warrant, the Company will recognize compensation costs as the related services are received from Stellantis on a straight-line basis over the associated service period. During the three months ended March 31, 2024 and 2023, the Company recorded $2.1 million and $4.2 million of research and development expense in the consolidated condensed statements of operations in connection with the Stellantis Collaboration Agreement.
On June 23, 2023, the Company issued 6,337,039 shares of Class A common stock to Stellantis at a price of $3.95 per share in connection with the first milestone under the Stellantis Forward Purchase Agreement and received approximately $25.0 million in gross proceeds. The Company recognized the issued shares at a fair value of $3.38 per share, which was the closing price of the Company’s Class A common stock on June 23, 2023, and recognized a gain of $3.6 million within other income (expense), net in the consolidated statements of operations during the year ended December 31, 2023, to account for the difference between the amount of cash proceeds and the fair value of the issued shares.
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
Note 10 - Income Taxes
The Company recognized foreign current income tax provision of $0.2 million during the three months ended March 31, 2024. The Company did not recognize any current income tax provision during the three months ended March 31, 2023. The Company did not record any deferred income tax provision for the three months ended March 31, 2024 and 2023. For the three months ended March 31, 2024 and 2023, the provision for income taxes differed from the United States federal statutory rate primarily due to foreign taxes currently payable. The Company realized no benefit for the current year losses due to a full valuation allowance against the United States and foreign net deferred tax assets.
In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
generation of future taxable income during the period in which those temporary differences become deductible. Based upon the analysis of federal and state deferred tax balances, future tax projections, and the Company’s lack of taxable income in the carryback period, the Company did not believe it is more-likely-than-not that the net deferred tax assets will be realizable. Accordingly, the Company had provided a full valuation allowance against the entire domestic and the majority of the foreign net deferred tax assets as of March 31, 2024 and December 31, 2023. The Company intends to maintain the full valuation allowance on the United States net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
Note 11 - Liability Classified Warrants
As of March 31, 2024, there were 17,398,947 public warrants outstanding. Public warrants may only be exercised for a whole number of shares. No fractional shares are issued upon exercise of the public warrants. The public warrants became exercisable on October 30, 2021, 12 months after the closing of the initial public offering of Atlas, the predecessor of Archer. The public warrants will expire five years from the consummation of the Business Combination or earlier upon redemption or liquidation.
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
As of March 31, 2024, there were 8,000,000 private placement warrants outstanding. The private placement warrants are identical to the public warrants underlying the shares sold in the initial public offering of Atlas, except that the private placement warrants and the shares of Class A common stock issuable upon the exercise of the private placement warrants became transferable, assignable, and salable on October 16, 2021, 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

Note 12 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date of the issuance of these consolidated condensed financial statements. The Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated condensed financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated condensed financial statements and related accompanying notes included elsewhere in this Quarterly Report and the audited consolidated financial statements as of and for the year ended December 31, 2023 set forth in our Annual Report. The following discussion includes forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. See the section titled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those set forth in Part I, Item 1A, “Risk Factors” in our Annual Report.
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
Archer Direct
We also plan to selectively sell our aircraft to third parties and are continuing to develop our order pipeline. In 2021, we entered into a purchase agreement (as further amended, the “United Purchase Agreement”) with United Airlines, Inc. (“United”) for the conditional purchase of up to $1.0 billion worth of aircraft, with an option for another $500.0 million worth of aircraft. In August 2023, we entered into two new contracts with the United States Air Force, worth up to $142.0 million, which includes the purchase of aircraft, as well as the sharing of additional flight test data certification related reports, pilot training, and the development of maintenance and repair operations.
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
We are still working to design, develop, certify, and bring up manufacturing of our eVTOL aircraft and thus have not generated revenue from either of our planned lines of business. We do not expect to begin generating significant revenues until we are able to complete the design, development, certification, and manufacturing bring up of our eVTOL aircraft.
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
Other Warrant Expense
Other warrant expense consists entirely of non-cash expense related to the vesting of warrants issued in conjunction with the execution of the United Purchase Agreement and the Warrant to Purchase Shares Agreement with United.
Other Income (Expense), Net
Other income (expense), net consists of miscellaneous income and expense items, including the change in fair value of our warrant liabilities.
Interest Income, Net
Interest income, net primarily consists of interest income from our cash and cash equivalents and short-term investments in marketable securities, net of interest on notes payable.
Results of Operations
The following table set forth our consolidated condensed statements of operations for the periods indicated:

	Three Months Ended March 31,
	2024	2023	Change $	Change %
	(In millions)
Operating expenses
Research and development (1)	$83.5	$65.8	$17.7	26.9%
General and administrative (1)	58.7	44.1	14.6	33.1%
Other warrant expense	—	2.1	(2.1)	(100.0)%
Total operating expenses	142.2	112.0	30.2	27.0%
Loss from operations	(142.2)	(112.0)	(30.2)	27.0%
Other income (expense), net	20.6	(2.7)	23.3	NM
Interest income, net	5.3	1.6	3.7	NM
Loss before income taxes	(116.3)	(113.1)	(3.2)	2.8%
Income tax expense	(0.2)	—	(0.2)	100.0%
Net loss	$(116.5)	$(113.1)	$(3.4)	3.0%
NM=Not Meaningful.
(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Research and development	$12.4	$6.7
General and administrative	28.3	19.0
Total stock-based compensation expense	$40.7	$25.7
Comparison of the Three Months Ended March 31, 2024 and 2023
Research and Development
Research and development expenses increased by $17.7 million, or 26.9%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, as we invested in people and materials to advance our technology development. The increase was primarily due to an increase of $10.5 million in personnel-related expenses due to a significant increase in our workforce from the prior year period, and an increase of $5.7 million in stock-based compensation expenses. The remainder of the increase was made up of other incidental items.

General and Administrative
General and administrative expenses increased by $14.6 million, or 33.1%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was primarily due to a $10.3 million charge for the Wisk Warrant, an increase of $6.4 million in stock-based compensation expense associated with the Founder Grant, an increase of $3.0 million in personnel-related expenses due to significant increase in our workforce from the prior year period, and an increase of $3.0 million in stock-based compensation expenses. The increase was partially offset by a decrease of $8.9 million in professional service expenses mainly due to legal fees and expenses. See Note 7 - Commitments and Contingencies and Note 9 - Stock-Based Compensation to our consolidated condensed financial statements for further details on our commitments and contingencies and stock-based compensation, respectively. The remainder of the increase was made up of other incidental items.
Other Warrant Expense
Other warrant expense decreased by $2.1 million, or 100.0%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease was primarily due to the vesting of United warrants associated with specific milestones during the three months ended March 31, 2023. The warrants associated with the specific milestones fully vested in the first quarter of 2023. See Note 9 - Stock-Based Compensation to our consolidated condensed financial statements for further details on our warrants.
Other Income (Expense), Net
Other income (expense), net increased by $23.3 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was primarily due to changes in fair value of our warrant liabilities. See Note 3 - Summary of Significant Accounting Policies to our consolidated condensed financial statements for further details.
Interest Income, Net
Interest income, net increased by $3.7 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was primarily due to interest income from our cash and cash equivalents.

Liquidity and Capital Resources
As of March 31, 2024, our principal sources of liquidity were cash and cash equivalents of $405.8 million. We have incurred net losses since our inception and to date have not generated any revenues. We expect to incur additional losses and higher operating expenses for the foreseeable future. We believe that our existing cash and cash equivalents will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements.
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
In November 2023, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which became effective in November 2023. The Shelf Registration Statement permits the offering of an aggregate of up to $70.0 million of shares of our Class A common stock or preferred stock, debt securities, warrants to purchase our Class A common stock, preferred stock or debt securities, subscription rights to purchase our Class A common stock, preferred stock or debt securities and/or units consisting of some or all of these securities, in one or more offerings and in any combination. In connection with the Shelf Registration Statement, we entered into an Open Market Sales AgreementSM (the “Sales Agreement”), with Cantor

Fitzgerald & Co., as the sales agent, pursuant to which we may offer and sell shares of our Class A common stock having an aggregate offering amount of up to $70.0 million (the “ATM Program”). The $70.0 million of Class A common stock that may be issued and sold pursuant to the ATM Program is included in the $70.0 million of securities that may be issued and sold pursuant to the Shelf Registration Statement. We will pay Cantor Fitzgerald & Co. a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of Class A common stock pursuant to the ATM Program. As of March 31, 2024, we had $14.6 million remaining eligible for sale under the ATM Program.
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
The following includes our short-term and long-term material cash requirements from known contractual obligations as of March 31, 2024:
Notes Payable
See Note 6 - Notes Payable to our consolidated condensed financial statements for further details on our debt.
Leases
We lease office, lab, hangar, and storage facilities in the normal course of business. Under our operating leases as noted in Note 7 - Commitments and Contingencies to our consolidated condensed financial statements, we have current obligations of $6.0 million and long-term obligations of $17.6 million.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Net cash provided by (used in):
Operating activities	$(86.5)	$(63.7)
Investing activities	$(17.3)	$302.6
Financing activities	$44.8	$(4.8)
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
Net cash used in operating activities during the three months ended March 31, 2024 was $86.5 million, resulting from a net loss of $116.5 million, adjusted for non-cash items consisting primarily of $40.7 million in stock-based compensation, a gain of

$20.8 million due to a change in fair value of our warrant liabilities, and a $5.6 million non-cash charge for the Wisk Warrant. The net cash used in changes in our net operating assets and liabilities was $0.6 million.
Net cash used in operating activities during the three months ended March 31, 2023 was $63.7 million, resulting from a net loss of $113.1 million, adjusted for non-cash items consisting primarily of $25.7 million in stock-based compensation primarily related to the Founder Grants. The net cash provided by changes in our net operating assets and liabilities of $12.0 million was primarily related to a $8.9 million increase in accrued expenses and other current liabilities mainly due to professional service fees and expenses.
Cash Flows Provided by (Used in) Investing Activities
Net cash used in investing activities during the three months ended March 31, 2024 was $17.3 million, driven by purchases of property and equipment of $17.3 million within the period.
Net cash provided by investing activities during the three months ended March 31, 2023 was $302.6 million, consisting of purchases of short-term investments of $314.0 million, offset by purchases of property and equipment of $11.4 million within the period.
Cash Flows Provided by (Used in) Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2024 was $44.8 million, driven by proceeds from shares issued under the ATM Program of $33.9 million, and proceeds from issuance of debt of $11.0 million.
Net cash used in financing activities during the three months ended March 31, 2023 was $4.8 million, consisting of the repayment of term loans to Silicon Valley Bank, a division of First-Citizens Bank, for $2.5 million and payments for taxes related to net share settlement of equity awards for $2.3 million.
Critical Accounting Policies and Estimates
Our audited consolidated financial statements and accompanying notes set forth in our Annual Report on Form 10-K filed with the SEC on February 29, 2024 have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these consolidated condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” included under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. There have been no material changes in our policies from those previously discussed in our Annual Report.
Recent Accounting Pronouncements
See Note 3 - Summary of Significant Accounting Policies to our consolidated condensed financial statements for a discussion about accounting pronouncements recently adopted and recently issued and not yet adopted.
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
We are exposed to market risk for changes in interest rates applicable to our borrowings and short-term investments. The Loan under the Credit Agreement accrues interest from and including the date the applicable advance is made but excluding the repayment date at the secured overnight financing rate (“SOFR”), plus 2.0% subject to a SOFR floor of 0.0%. Additionally, we had cash, cash equivalents, and restricted cash totaling $412.5 million as of March 31, 2024. Cash equivalents were invested in money market funds. The primary objectives of our investment activities are to preserve principal and achieve liquidity requirements. We do not enter into investments for trading or speculative purposes. A hypothetical 100 basis point change in interest rates applicable to the Loan under the Credit Agreement or with respect to our investment portfolio would not have had a material impact on the fair value of our portfolio for the periods presented.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management, including the Chief Executive Officer and Chief Financial Officer, recognizes that our disclosure controls and procedures or our internal control over financial reporting cannot prevent or detect all possible instances of errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Business Combination generated $857.6 million in gross cash proceeds to Archer, inclusive of $600.0 million in proceeds from a private placement and $257.6 million transferred from the trust account. Total direct and incremental transaction costs aggregated $81.8 million, of which $10.9 million was expensed as part of the Business Combination, $55.8 million was recorded to additional paid-in-capital as equity issuance costs, and the remaining $15.1 million was settled through the issuance of shares of Archer Class A common stock.
There has been no material change in the planned use of proceeds noted above from those disclosed in the final prospectus (File No. 333-254007), dated August 11, 2021, which was declared effective by the SEC on August 11, 2021.

Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 105b5-1 Trading Plans. During the three months ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Exhibit	Description
10.1	Advisory Agreement, dated February 13, 2024, as amended, between the Company and Andy Missan
10.2†	Transition Agreement, dated February 5, 2024, between the Company and Andy Missan
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ARCHER AVIATION INC.

May 9, 2024	By:	/s/ Mark Mesler
Mark Mesler
Chief Financial Officer (Principal Financial and Accounting Officer)