Form 10-Q
period 2024-06-30
Archer Aviation Inc.
filed 2024-08-09
CIK 1824502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 2, 2024, the number of shares of the registrant’s Class A common stock outstanding was 319,442,565, and the number of shares of the registrant’s Class B common stock outstanding was 36,110,992.

Archer Aviation Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2024

i

ARCHER AVIATION INC.

Archer Aviation Inc., a Delaware corporation (prior to the closing of the Business Combination (as defined below), “Legacy Archer”), Atlas Crest Investment Corp., a Delaware Corporation (“Atlas”) and Artemis Acquisition Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Atlas (“Merger Sub”) entered into a merger agreement (the “Business Combination Agreement”) on February 10, 2021, as amended. Pursuant to the terms of the Business Combination Agreement, a business combination of Legacy Archer and Atlas was effected by the merger of Merger Sub with and into Legacy Archer, with Legacy Archer surviving the merger (the “Surviving Entity”) as a wholly-owned subsidiary of Atlas (the “Merger,” and, collectively with the other transactions described in the Business Combination Agreement, the “Business Combination”). Following the consummation of the Merger on September 16, 2021 (the “Closing), Legacy Archer changed its name from Archer Aviation Inc. to Archer Aviation Operating Corp., and Atlas changed its name from Atlas Crest Investment Corp. to Archer Aviation Inc. and it became the successor registrant with the SEC.

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

ii

Part I - Financial Information
Item 1. Financial Statements
Archer Aviation Inc.
Consolidated Condensed Balance Sheets
(In millions, except share and per share data; unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$360.4	$464.6
Restricted cash	6.7	6.9
Prepaid expenses	5.4	7.9
Other current assets	2.5	0.8
Total current assets	375.0	480.2
Property and equipment, net	92.9	57.6
Intangible assets, net	0.4	0.4
Right-of-use assets	8.0	8.9
Other long-term assets	7.7	7.2
Total assets	$484.0	$554.3
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$25.1	$14.3
Current portion of lease liabilities	3.3	2.8
Accrued expenses and other current liabilities	55.2	96.9
Total current liabilities	83.6	114.0
Notes payable	32.7	7.2
Lease liabilities, net of current portion	11.5	13.2
Warrant liabilities	9.6	39.9
Other long-term liabilities	12.6	12.9
Total liabilities	150.0	187.2
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value; 700,000,000 shares authorized; 298,571,164 and 265,617,341 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Class B common stock, $0.0001 par value; 300,000,000 shares authorized; 37,216,756 and 38,165,615 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	1,706.3	1,515.9
Accumulated deficit	(1,372.2)	(1,148.8)
Accumulated other comprehensive loss	(0.1)	—
Total stockholders’ equity	334.0	367.1
Total liabilities and stockholders’ equity	$484.0	$554.3
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Operations
(In millions, except share and per share data; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses
Research and development	$89.8	$63.3	$173.3	$129.1
General and administrative	31.4	118.1	90.1	162.2
Other warrant expense	—	—	—	2.1
Total operating expenses	121.2	181.4	263.4	293.4
Loss from operations	(121.2)	(181.4)	(263.4)	(293.4)
Other income (expense), net	9.3	(6.6)	29.9	(9.3)
Interest income, net	5.1	4.1	10.4	5.7
Loss before income taxes	(106.8)	(183.9)	(223.1)	(297.0)
Income tax expense	(0.1)	(0.2)	(0.3)	(0.2)
Net loss	$(106.9)	$(184.1)	$(223.4)	$(297.2)

Net loss per share, basic and diluted	$(0.32)	$(0.73)	$(0.68)	$(1.19)
Weighted-average shares outstanding, basic and diluted	334,072,229	251,018,612	327,164,413	249,156,920
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Comprehensive Loss
(In millions; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(106.9)	$(184.1)	$(223.4)	$(297.2)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net of tax	—	0.1	—	0.8
Foreign currency translation loss	(0.1)	—	(0.1)	—
Total other comprehensive income (loss)	(0.1)	0.1	(0.1)	0.8
Comprehensive loss	$(107.0)	$(184.0)	$(223.5)	$(296.4)
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In millions, except share data; unaudited)

	Common Stock				Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Class A		Class B			Accumulated Deficit		Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	265,617,341	$—	38,165,615	$—	$1,515.9	$(1,148.8)	$—	$367.1
Conversion of Class B common stock to Class A common stock	200,000	—	(200,000)	—	—	—	—	—
Issuance of restricted stock units and restricted stock expense	4,873,123	—	—	—	34.0	—	—	34.0
Exercise of stock options	186,529	—	66,760	—	—	—	—	—
Issuance of warrants and warrant expense	—	—	—	—	48.9	—	—	48.9
Exercise of warrants	4,503,845	—	—	—	—	—	—	—
Common stock issued under at-the-market program	6,569,896	—	—	—	33.9	—	—	33.9
Stock-based compensation	—	—	—	—	11.8	—	—	11.8
Net loss	—	—	—	—	—	(116.5)	—	(116.5)
Balance as of March 31, 2024	281,950,734	$—	38,032,375	$—	$1,644.5	$(1,265.3)	$—	$379.2
Conversion of Class B common stock to Class A common stock	882,379	—	(882,379)	—	—	—	—	—
Issuance of restricted stock units and restricted stock expense	3,189,570	—	—	—	6.5	—	—	6.5
Exercise of stock options	262,900	—	66,760	—	—	—	—	—
Issuance of warrants and warrant expense	—	—	—	—	2.0	—	—	2.0
Common stock issued under employee stock purchase plan	812,544	—	—	—	2.3	—	—	2.3
Common stock issued under at-the-market program	11,473,037	—	—	—	39.1	—	—	39.1
Stock-based compensation	—	—	—	—	11.9	—	—	11.9
Net loss	—	—	—	—	—	(106.9)	—	(106.9)
Other comprehensive loss	—	—	—	—	—	—	(0.1)	(0.1)
Balance as of June 30, 2024	298,571,164	$—	37,216,756	$—	$1,706.3	$(1,372.2)	$(0.1)	$334.0
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

Archer Aviation Inc.
Consolidated Condensed Statements of Cash Flows
(In millions; unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(223.4)	$(297.2)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other	4.9	2.1
Debt discount and issuance cost amortization	—	0.3
Stock-based compensation	63.5	52.2
Change in fair value of warrant liabilities and other warrant costs	(30.3)	15.6
Gain on issuance of common stock	—	(3.6)
Non-cash lease expense	1.4	2.5
Research and development warrant expense	4.1	8.7
Other warrant expense	—	2.1
Technology and dispute resolution agreements expense	5.6	73.0
Accretion and amortization income of short-term investments	—	(2.3)
Changes in operating assets and liabilities:
Prepaid expenses	2.5	3.2
Other current assets	(1.7)	0.4
Other long-term assets	(1.2)	(1.8)
Accounts payable	8.6	8.2
Accrued expenses and other current liabilities	—	12.8
Operating lease right-of-use assets and lease liabilities, net	(1.8)	3.3
Other long-term liabilities	0.8	(0.3)
Net cash used in operating activities	(167.0)	(120.8)
Cash flows from investing activities
Proceeds from maturities of short-term investments	—	465.0
Purchase of property and equipment	(38.2)	(19.5)
Net cash provided by (used in) investing activities	(38.2)	445.5
Cash flows from financing activities
Proceeds from issuance of debt	25.8	—
Repayment of long-term debt	—	(5.0)
Payment of debt issuance costs	(0.3)	—
Payments for taxes related to net share settlement of equity awards	—	(3.5)
Proceeds from shares issued under at-the-market program	73.3	—
Payment of offering costs in connection with at-the-market program	(0.3)	—
Proceeds from shares issued under employee stock purchase plan	2.3	1.3
Proceeds from issuance of common stock	—	25.0
Net cash provided by financing activities	100.8	17.8
Net increase (decrease) in cash, cash equivalents, and restricted cash	(104.4)	342.5
Cash, cash equivalents, and restricted cash, beginning of period	471.5	72.3
Cash, cash equivalents, and restricted cash, end of period	$367.1	$414.8
Supplemental Cash Flow Information:
Cash paid for interest	$0.7	$0.5
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$12.1	$16.2
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
The Company’s Planned Lines of Business
Upon receipt of all necessary certifications and any other government approvals necessary for the Company to manufacture and operate its aircraft, the Company intends to operate two complementary lines of business. The Company’s core focus is direct-to-consumer offerings (“Archer UAM”) with its secondary focus being business-to-business offerings (“Archer Direct”).
Archer UAM
The Company plans to operate its own UAM ecosystem initially in select major cities. The Company’s UAM ecosystem will operate using its eVTOL aircraft which is currently in development.
Archer Direct
The Company also plans to selectively sell a certain amount of its eVTOL aircraft along with ancillary products and services to third parties.
Note 2 - Liquidity and Going Concern
Since the Company’s formation, the Company has devoted substantial effort and capital resources to the design and development of its planned eVTOL aircraft and UAM network. Funding of these activities has primarily been through the net proceeds received from the issuance of related and third-party debt (Note 6 - Notes Payable), and the sale of preferred and common stock to related and third parties (Note 8 - Preferred and Common Stock). Through June 30, 2024, the Company has incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $1,372.2 million. As of June 30, 2024, the Company had cash and cash equivalents of $360.4 million, which management believes, together with the gross proceeds of approximately $55.0 million from the sale of Class A common stock to Stellantis N.V. (“Stellantis”) received on July 1, 2024 (refer to Note 12 - Subsequent Events), will be sufficient to fund the Company’s current operating plan for at least the next 12 months from the date these consolidated condensed financial statements were issued.
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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
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
Cash, Cash Equivalents, and Restricted Cash
Cash consists of cash on deposit with financial institutions. Cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of three months or less from the date of purchase. As of June 30, 2024 and December 31, 2023, the Company’s cash and cash equivalents included money market funds of $249.0 million and $339.6 million, respectively.
Restricted cash consists primarily of cash held as security for the Company’s standby letters of credit. Refer to Note 7 - Commitments and Contingencies for additional information.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated condensed balance sheets that sum to amounts reported on the consolidated condensed statements of cash flows (in millions):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$360.4	$464.6
Restricted cash	6.7	6.9
Total cash, cash equivalents, and restricted cash	$367.1	$471.5
Short-Term Investments
The Company had short-term investments in marketable securities with original maturities of less than one year, including United States Treasury securities, corporate debt securities and commercial paper. The Company classifies its marketable securities as available-for-sale at the time of purchase and reevaluates such classification at each balance sheet date. These marketable securities are carried at fair value, and unrealized gains and losses are recorded in other comprehensive loss in the consolidated condensed statements of comprehensive loss, which is reflected as a component of stockholders’ equity. These marketable securities are assessed as to whether those with unrealized loss positions are other than temporarily impaired. The Company considers impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely the securities will be sold before the recovery of their cost basis. If the impairment is deemed other than temporary, the security is written down to its fair value and a loss is recognized in other income (expense), net. Realized gains and losses from the sale of marketable securities and from declines in value deemed to be other than temporary are determined based on the specific identification method and recognized in other income (expense), net in the consolidated condensed statements of operations. As of June 30, 2024 and December 31, 2023, the Company had no short-term investments.
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
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in millions):

	As of June 30, 2024
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$249.0	$—	$—	$249.0

Liabilities:
Warrant liability – public warrants	$6.4	$—	$—	$6.4
Warrant liability – private placement warrants	$—	$—	$3.1	$3.1

	As of December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$339.6	$—	$—	$339.6

Liabilities:
Warrant liability – public warrants	$25.4	$—	$—	$25.4
Warrant liability – private placement warrants	$—	$—	$14.5	$14.5
Accrued technology and dispute resolutions agreements liability	$—	$—	$44.0	$44.0
Cash Equivalents
The Company’s cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of three months or less from the date of purchase. The Company classifies its money market funds as Level 1, because they are valued based on quoted market prices in active markets.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
The following table presents a summary of the Company’s cash equivalents as of June 30, 2024 and December 31, 2023 (in millions):

	As of June 30, 2024
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$249.0	$—	$—	$249.0
Total	$249.0	$—	$—	$249.0

	As of December 31, 2023
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$339.6	$—	$—	$339.6
Total	$339.6	$—	$—	$339.6
Public Warrants
The measurement of the public warrants as of June 30, 2024 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “ACHR WS”. The quoted price of the public warrants was $0.37 and $1.46 per warrant as of June 30, 2024 and December 31, 2023, respectively.
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
The key inputs into the Monte Carlo simulation model for the private placement warrants are as follows:

Input	June 30, 2024	December 31, 2023
Stock price	$3.52	$6.14
Strike price	$11.50	$11.50
Term (in years)	2.2	2.7
Risk-free rate	4.6%	4.0%
Volatility	66.8%	70.2%
Dividend yield	0.0%	0.0%
Accrued Technology and Dispute Resolution Agreements Liability
Under the Technology and Dispute Resolution Agreements, the Company recognized an accrued technology and dispute resolution agreements liability related to the Wisk Warrant (capitalized terms defined below). Refer to Note 7 - Commitments and Contingencies for additional information. The Company utilizes a Monte Carlo simulation model for the accrued technology and dispute resolution agreements liability at each reporting period, with changes in fair value recognized in the consolidated condensed statements of operations. The estimated fair value of the accrued technology and dispute resolution agreements liability is determined using Level 3 inputs. Inherent in a Monte Carlo simulation model are assumptions related to expected share-price volatility, expected life, risk-free interest rate, and dividend yield.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
The key inputs into the Monte Carlo simulation model for the accrued technology and dispute resolution agreements liability are as follows:

Input	December 31, 2023
Stock price	$6.14
Strike price	$0.01
Term (in years)	0.1
Risk-free rate	5.4%
Volatility	60.0%
Dividend yield	0.0%
The following table presents the change in fair value of the Company’s Level 3 private placement warrants and accrued technology and dispute resolution agreements liability during the six months ended June 30, 2024 (in millions):

Balance as of December 31, 2023	$58.5
Change in fair value	(1.1)
Less: settlement of accrued technology and dispute resolution agreements liability	(54.3)
Balance as of June 30, 2024	$3.1
In connection with the change in fair value of the Company’s private placement warrants, the Company recognized a gain of $3.5 million and $11.4 million within other income (expense), net in the consolidated condensed statements of operations during the three and six months ended June 30, 2024, respectively. The Company recognized a loss of $3.7 million and $5.8 million within other income (expense), net in the consolidated condensed statements of operations during the three and six months ended June 30, 2023, respectively. Refer to Note 11 - Liability Classified Warrants for additional information about the public and private placement warrants.
In connection with the change in fair value of the accrued technology and dispute resolution agreements liability, the Company recognized a loss of $0.0 million and $10.3 million within general and administrative expenses in the consolidated condensed statements of operations during the three and six months ended June 30, 2024, respectively. Refer to Note 7 - Commitments and Contingencies for additional information about the accrued technology and dispute resolution agreements liability.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Certain financial instruments, including debt, are not measured at fair value on a recurring basis in the consolidated condensed balance sheets. The fair value of debt as of June 30, 2024 approximates its carrying value (Level 2). Refer to Note 6 - Notes Payable for additional information.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Certain assets and liabilities are subject to measurement at fair value on a non-recurring basis if there are indicators of impairment or if they are deemed to be impaired as a result of an impairment review.
Intangible Assets, Net
Intangible assets consist solely of domain names and are recorded at cost, net of accumulated amortization, and if applicable, impairment charges. Amortization of domain names is provided over a 15-year estimated useful life on a straight-line basis or based on the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has analyzed a variety of factors to determine if any circumstance could trigger an impairment loss, and, at this time and based on the information presently known, no event has occurred and indicated that it is more likely than not that an impairment loss has been incurred. Therefore, the Company did not record any impairment charges for its intangible assets for the three and six months ended June 30, 2024 and 2023.
As of June 30, 2024 and December 31, 2023, the net carrying amounts for domain names were $0.4 million and $0.4 million, respectively, and were recorded in the Company’s consolidated condensed balance sheets.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Cloud Computing Arrangements
The Company capitalizes certain implementation costs incurred in the application development stage of projects related to its cloud computing arrangements that are service contracts. Capitalized implementation costs are recognized in other long-term assets in the consolidated condensed balance sheets and amortized on a straight-line basis over the fixed, noncancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. As of June 30, 2024 and December 31, 2023, the net carrying amounts of the Company’s capitalized cloud computing implementation costs were $6.6 million and $6.4 million, respectively.
Contract Liabilities
The Company records contract liabilities related to differences between the timing of cash receipts from the customer and the recognition of revenue. As of June 30, 2024 and December 31, 2023, the Company’s contract liability balances were $11.5 million and $10.8 million, respectively, and recorded in other long-term liabilities in the Company’s consolidated condensed balance sheets. As of June 30, 2024 and December 31, 2023, the Company’s contract liabilities consisted of a $10.0 million pre-delivery payment received from United Airlines, Inc. (“United”) under the terms of the Amended United Purchase Agreement (defined below) (refer to Note 9 - Stock-Based Compensation), and $1.5 million of installment payments received under a contract order with the United States Air Force for the design, development, and ground test of the Company’s production aircraft, Midnight. No revenues were recognized during the three and six months ended June 30, 2024 and 2023.
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
The following table presents the number of antidilutive shares excluded from the calculation of diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options to purchase common stock	2,534,175	4,130,912	2,534,175	4,130,912
Unvested restricted stock units	38,389,865	50,088,312	38,389,865	50,088,312
Warrants	47,011,560	43,347,301	47,011,560	43,347,301
Shares issuable under the Employee Stock Purchase Plan (Note 9)	1,178,609	682,884	1,178,609	682,884
Total	89,114,209	98,249,409	89,114,209	98,249,409

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Comprehensive Loss
Comprehensive loss includes all changes in equity during the period from non-owner sources. The Company’s comprehensive loss consists of its net loss, its unrealized gains or losses on available-for-sale securities and foreign currency translation gains or losses.
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements through enhanced disclosures about significant segment expenses, interim segment profit or loss and assets, and how the Chief Operating Decision Maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-07 on its disclosures within its consolidated financial statements for the year ending December 31, 2024.
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
Note 4 - Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Furniture, fixtures, and equipment	$10.3	$7.9
Vehicles	0.1	0.1
Computer hardware	5.6	5.3
Computer software	1.6	1.5
Website design	0.8	0.8
Leasehold improvements	33.4	33.0
Construction in progress	53.7	18.4
Total property and equipment	105.5	67.0
Less: Accumulated depreciation	(12.6)	(9.4)
Total property and equipment, net	$92.9	$57.6
Construction in progress includes costs incurred for the Company’s manufacturing facilities to be constructed in Covington, Georgia and other assets that have not yet been placed in service.
The following table presents depreciation expense included in each respective expense category in the consolidated condensed statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$2.1	$0.9	$4.1	$1.6
General and administrative	0.2	0.1	0.3	0.3
Total depreciation expense	$2.3	$1.0	$4.4	$1.9

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Note 5 - Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Accrued professional fees	$9.0	$9.5
Accrued employee costs	16.0	16.7
Accrued parts and materials	16.0	12.1
Taxes payable	1.5	1.4
Accrued capital expenditures	8.4	9.2
Accrued cloud computing implementation costs	0.1	0.3
Accrued technology and dispute resolution agreements liability (Note 7)	—	44.0
Other current liabilities	4.2	3.7
Total	$55.2	$96.9
Note 6 - Notes Payable
The Company’s notes payable consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Synovus Bank Loan	$33.3	$7.5
Loan unamortized discount and loan issuance costs	(0.6)	(0.3)
Total debt, net of discount and loan issuance costs	32.7	7.2
Less current portion, net of discount and loan issuance costs	—	—
Total long-term notes payable, net of discount and loan issuance costs	$32.7	$7.2
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
The Company’s obligations under the Credit Agreement are secured by funds in a collateral account and the Credit Agreement is guaranteed by the Company’s domestic subsidiaries. The Company may prepay with certain premium that links to the passage of time, and in certain circumstances would be required to prepay the Loan under the Credit Agreement without payment of a premium. The Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, and customary events of default. As of June 30, 2024, the Company was in compliance with all the covenants of the Credit Agreement.
The Company has drawn down $33.3 million of the Loan as of June 30, 2024. The effective interest rate for the draw downs ranged from 7.6% to 8.1% as of June 30, 2024. The loan issuance costs will be amortized to interest expense over the contractual term of the Loan. During the three and six months ended June 30, 2024, the Company recognized interest of

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
$0.4 million and $0.1 million, respectively, within interest income, net in the consolidated condensed statements of operations. The carrying value of the Loan, net of unamortized issuance costs of $0.6 million, was $32.7 million as of June 30, 2024.
The future scheduled principal maturities of the Loan as of June 30, 2024 are as follows (in millions):

Remaining 2024	$—
2025	—
2026	0.3
2027	1.3
2028	1.3
Thereafter	30.4
$33.3
Note 7 - Commitments and Contingencies
Operating Leases
The Company leases office, lab, hangar, and storage facilities under various operating lease agreements with lease periods expiring between 2024 and 2030 and generally containing periodic rent increases and various renewal and termination options.
The Company’s lease costs were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$1.1	$1.5	$2.3	$3.3
Short-term lease cost	0.1	0.6	0.2	0.6
Total lease cost	$1.2	$2.1	$2.5	$3.9
The Company’s weighted-average remaining lease term and discount rate as of June 30, 2024 and 2023 were as follows:

	2024	2023
Weighted-average remaining lease term (in months)	52	60
Weighted-average discount rate	14.7%	14.6%
The minimum aggregate future obligations under the Company’s non-cancelable operating leases as of June 30, 2024 were as follows (in millions):

Remaining 2024	$3.0
2025	5.7
2026	4.7
2027	2.1
2028	2.2
Thereafter	4.4
Total future lease payments	22.1
Less: leasehold improvement allowance	(1.1)
Total net future lease payments	21.0
Less: imputed interest	(6.2)
Present value of future lease payments	$14.8

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Supplemental cash flow information and non-cash activities related to right-of-use assets and lease liabilities were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating cash outflows from operating leases	$1.5	$1.2	$2.6	$2.8
Operating lease liabilities from obtaining right-of-use assets	$0.1	$0.3	$0.4	$0.4
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
Letters of Credit
As of June 30, 2024, the Company had standby letters of credit in the aggregate outstanding amount of $5.7 million, secured with restricted cash.
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
The Company recorded the initial vested share tranche within equity at its fair value (“Initial Tranche”). The Company recognized technology and dispute resolution agreements expense for the initial vested tranche upon issuance. The Company recorded the unvested portion of the Wisk Warrant (“Second Tranche”) as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized as a gain or loss in the Company’s consolidated condensed statements of operations. The initial offsetting entry to the warrant liability was technology and dispute resolution agreements expense. During the three and six months ended June 30, 2024, the Company recorded a loss of $0.0 million and $10.3 million to recognize the change in fair value of the warrant upon issuance and recorded the outstanding warrant within equity at its fair value, respectively. On June 7,

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
2024, Wisk filed a motion to enforce the Technology and Dispute Resolution Agreements in regards to a dispute between the parties with respect to the Second Tranche. The Company filed its opposition on July 10, 2024. On July 31, 2024, Wisk filed its reply in support of its motion to enforce. A hearing on Wisk’s motion is scheduled for August 14, 2024.
Delaware Class Action Litigation
On May 17, 2024, two putative stockholders of the Company (and formerly, Atlas Crest Investment Corp. (“Atlas”)) filed a class action lawsuit, on behalf of themselves and other similarly-situated stockholders, in the Delaware Court of Chancery against the directors and officers of Atlas, the Company, the Company’s co-founders, Moelis & Company Group LP and Moelis & Company LLC. The complaint asserts claims against the defendants for breaches of fiduciary duties, aiding and abetting breaches of fiduciary duties, and unjust enrichment, in connection with the merger between Atlas and the Company. The plaintiffs request damages in an amount to be determined at trial, as well as attorneys’ and experts’ fees. Relatedly, on June 19, 2024, another putative stockholder of the Company filed a class action lawsuit, on behalf of himself and other similarly-situated stockholders, in the Delaware Court of Chancery asserting similar claims as the aforementioned May 17, 2024 complaint against the same defendants named in that May complaint. The Company anticipates that these related class actions in the Delaware Court of Chancery will be consolidated into a single consolidated class action.
Note 8 - Preferred and Common Stock
Preferred Stock
As of June 30, 2024, no shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.
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
Dividends
Holders of Class A common stock and Class B common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s Board of Directors in its discretion out of funds legally available therefor. No dividends on common stock have been declared by the Company’s Board of Directors through June 30, 2024, and the Company does not expect to pay dividends in the foreseeable future.
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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
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
During the three and six months ended June 30, 2024, 882,379 and 1,082,379 shares of Class B common stock were converted into Class A common stock, respectively. During the three and six months ended June 30, 2023, 14,109,310 and 16,359,310 shares of Class B common stock were converted into Class A common stock, respectively.
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
At-The-Market
In November 2023, the Company filed a shelf registration statement on Form S-3 with the SEC and a related prospectus supplement pursuant to which it may, from time to time, sell shares of its Class A common stock, having an aggregate value of up to $70.0 million pursuant to a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), as the sales agent (the “First ATM Program”). During the three and six months ended June 30, 2024, the Company sold 3,705,137 and 10,275,033 shares of Class A common stock for net proceeds of $14.2 million and $48.1 million, respectively. The First ATM Program was completed in May 2024.
Under the Sales Agreement, the Company paid Cantor a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of Class A common stock pursuant to the First ATM Program.
In May 2024, the Company filed a shelf registration statement on Form S-3 with the SEC and a related prospectus pursuant to which it may, from time to time, sell shares of its Class A common stock, having an aggregate value of up to $70.0 million (the “Second ATM Program”). During the three months ended June 30, 2024, the Company sold 7,767,900 shares of Class A common stock for net proceeds of $25.2 million. As of June 30, 2024, the Company had $44.2 million remaining eligible for sale under the Second ATM Program.
Under the Sales Agreement, the Company will pay Cantor a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of Class A common stock pursuant to the Second ATM Program.
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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
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
Employee Stock Purchase Plan
In August 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately upon the closing of the Business Combination. The ESPP permits eligible employees to purchase shares of Class A common stock at a price equal to 85.0% of the lower of the fair market value of Class A common stock on the first day of an offering or on the date of purchase. Additionally, the number of shares of Class A common stock reserved for issuance under the ESPP will automatically increase on January 1st of each year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by the lesser of (i) 1.0% of the total number of shares of Class A common stock outstanding on December 31 of the preceding year; (ii) 9,938,118 shares of Class A common stock; or (iii) a lesser number of shares of Class A common stock determined by the Board of Directors prior to the date of the increase (the “ESPP Evergreen Provision”). The ESPP Evergreen Provision is calculated using the number of legally outstanding shares of common stock and includes shares, such as unvested shares pursuant to early exercised stock options, that are not considered outstanding for accounting purposes. In accordance therewith, the number of shares of Class A common stock reserved for issuance under the ESPP increased by 2,679,473 on January 1, 2024. As of June 30, 2024, the maximum number of shares authorized for issuance under the ESPP was 11,085,810, of which 9,044,634 shares remained available under the ESPP.
The Company currently offers six-month offering periods, and at the end of each offering period, which occurs every six months on May 31 and November 30, employees can elect to purchase shares of the Company’s Class A common stock with contributions of up to 15.0% of their base pay, accumulated via payroll deductions, subject to certain limitations.
The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of each award granted under the ESPP. The following table sets forth the key assumptions and fair value results for each award granted in the Company’s six-month offering period that started on June 1, 2024:

June 1, 2024
Stock price	$3.27
Term (in years)	0.5
Risk-free interest rate	5.4%
Volatility	58.0%
Dividend yield	0.0%
Grant date fair value per share	$1.01
During the three and six months ended June 30, 2024, the Company recognized stock-based compensation expense of $0.6 million and $1.3 million for the ESPP, respectively. During the three and six months ended June 30, 2023, the Company recognized stock-based compensation expense of $0.3 million and $0.6 million for the ESPP, respectively.
As of June 30, 2024, the total remaining stock-based compensation expense was $1.0 million for the ESPP, which is expected to be recognized over the current six-month offering period until November 30, 2024.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Annual Equity Awards
Subject to the achievement of certain performance goals established by the Company from time to time, the Company’s employees are eligible to receive an annual incentive bonus that will entitle them to an annual grant of restricted stock units (“RSUs”) that are fully vested on the date of grant. Furthermore, all annual equity awards are contingent and issued only upon approval by the Company’s Board of Directors or the Compensation Committee. During the three and six months ended June 30, 2024, the Company recognized stock-based compensation expense of $4.0 million and $7.8 million, respectively, related to these annual equity awards. During the three and six months ended June 30, 2023, the Company recognized stock-based compensation expense of $3.1 million and $6.0 million, respectively, related to these annual equity awards.
Stock Options
A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2024	3,174,114	$0.12	6.7	$19.1
Exercised	(582,951)	0.08		2.5
Expired/forfeited	(56,988)	0.10
Outstanding as of June 30, 2024	2,534,175	0.13	6.2	8.6

Exercisable as of June 30, 2024	1,374,438	$0.13	6.3	$4.7
Vested and expected to vest as of June 30, 2024	2,534,175	0.13	6.2	8.6
The Company recognized stock-based compensation expense of $0.6 million and $1.4 million for stock options for the three and six months ended June 30, 2024, respectively. The Company recognized stock-based compensation expense of $0.7 million and $1.4 million for stock options for the three and six months ended June 30, 2023, respectively.
As of June 30, 2024, the total remaining stock-based compensation expense for unvested stock options was $3.3 million, which is expected to be recognized over a weighted-average period of 0.6 years.
Restricted Stock Units
A summary of the Company’s RSU activity is as follows:

	Number of Shares	Weighted Average Grant Fair Value
Outstanding as of January 1, 2024	31,522,483	$4.99
Granted	13,710,184	4.36
Vested	(8,123,890)	4.02
Forfeited	(593,912)	3.86
Outstanding as of June 30, 2024	36,514,865	4.99
During the six months ended June 30, 2024, the Company granted 2,735,840 RSUs under the Amended and Restated 2021 Plan, representing the annual equity awards for 2023. The RSUs were fully vested on the date of grant and settled in Class A common stock on a one-for-one basis. In addition, the Company granted 10,401,824 RSUs under the Amended and Restated 2021 Plan, which generally vest over a three- or four-year period with a one-year cliff and remain subject to forfeiture if vesting conditions are not met. Upon vesting, RSUs are settled in Class A common stock on a one-for-one basis. The shares of Class A common stock underlying RSU grants are not issued and outstanding until the applicable vesting date. The Company also granted 572,520 RSUs under the Amended and Restated 2021 Plan to certain executives, which vest over a three-year period with a pay out based on the Company’s relative performance of total shareholder return (“TSR”) compared with the annualized

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
TSR of certain peer companies for the service period (the “PSUs”). The award payout can range from 0.0% to 200.0% of the initial grant, and is measured on each anniversary of the grant date. Upon vesting, the PSUs are settled in Class A common stock on a one-for-one basis. If an executive’s employment ends due to disability, death, termination without cause or resignation for good reason, the executive (or beneficiary) remains eligible under the award and, if the award is earned, will receive a proration of the PSUs based on active employment during the annual service periods. In all other cases, the award will not vest and all rights to the PSUs will terminate.
The Company determined the fair value of the PSUs using a Monte Carlo simulation model on the grant date. The Company will recognize compensation expense for the PSUs on a straight-line basis over the three-year performance period.
The following assumptions were used to estimate the fair value, using the Monte Carlo simulation, of the PSUs:

March 26, 2024
Stock price	$4.79
Term (in years)	3.0
Risk-free interest rate	4.3%
Volatility	87.1%
Dividend yield	0.0%
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
One-quarter of each of the Founder Grants, totaling 5,002,306 shares of Class B common stock, vested immediately prior to the Closing Date pursuant to the terms and conditions of the Business Combination Agreement. On April 14, 2022, the vested 5,002,306 shares of Class B common stock of the Company’s former co-CEO were cancelled. On July 13, 2023, following the end of 15 months from the separation of the former co-CEO from the Company on April 13, 2022, the officer’s unvested 15,006,918 shares of Class B common stock for the remaining three tranches were forfeited. The Company reversed the previously recognized stock-compensation expense associated with these shares for $59.1 million. As of June 30, 2024, there were 15,006,918 shares of Class B common stock for the remaining three tranches of the outstanding Founder Grant.
During the six months ended June 30, 2024, the performance condition of the second tranche of the outstanding Founder Grant became probable of being achieved. For the three and six months ended June 30, 2024, the Company recorded $4.7 million and $27.1 million of stock-based compensation expense, respectively, for the remaining three tranches of the outstanding Founder Grant in general and administrative expenses in the consolidated condensed statements of operations. For the three and six months ended June 30, 2023, the Company recorded $16.2 million and $32.2 million of stock-based compensation expense, respectively, for the remaining three tranches of the outstanding Founder Grants in general and administrative expenses in the consolidated condensed statements of operations. Of the amounts recorded during the three and

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
six months ended June 30, 2023, approximately $8.1 million and $16.1 million of stock-based compensation expense, respectively, associated with the forfeiture were reversed in July 2023 and recorded during the year ended December 31, 2023.
For the three and six months ended June 30, 2024, the Company recorded $11.3 million and $24.3 million of stock-based compensation expense, respectively, related to RSUs (excluding the Founder Grant). For the three and six months ended June 30, 2023, the Company recorded $6.2 million and $11.5 million of stock-based compensation expense, respectively, related to RSUs (excluding the Founder Grants).
As of June 30, 2024, the total remaining stock-based compensation expense for unvested RSUs (including the remaining Founder Grant) was $124.5 million, which is expected to be recognized over a weighted-average period of 0.9 years.
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
The following table presents stock-based compensation expense included in each respective expense category in the consolidated condensed statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$11.1	$6.7	$23.5	$13.4
General and administrative	11.7	19.8	40.0	38.8
Total stock-based compensation expense	$22.8	$26.5	$63.5	$52.2
Warrants
A summary of the Company’s warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2024	20,788,247	$0.01	4.5	$127.4
Outstanding as of June 30, 2024	20,788,247	0.01	4.0	73.0

Vested and exercisable as of June 30, 2024	7,839,893	$0.01	2.8	$27.5
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
The Company accounts for the Amended United Purchase Agreement and the United Collaboration Agreement under ASC 606, Revenue from Contracts with Customers. The Company identified the sale of each aircraft ordered by United as a separate performance obligation in the contract. As the performance obligations have not been satisfied, the Company has not recognized any revenue as of June 30, 2024.
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
There was no other warrant expense recognized for the three and six months ended June 30, 2024. For the three and six months ended June 30, 2023, the Company recorded $0.0 million and $2.1 million in other warrant expense, respectively, in the consolidated condensed statement of operations related to the second sub-milestone under the fourth milestone, and a total of 2,211,264 warrants vested from achievement of this milestone.
In August 2023, the Company issued 2,942,778 shares of Class A common stock to United, who cashless net exercised 2,948,352 warrants related to the achievement of the first two sub-milestones under the fourth milestone.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Stellantis N.V.
On January 3, 2023, the Company entered into a manufacturing and collaboration agreement with Stellantis, pursuant to which the Company and Stellantis will collaborate on the development and implementation of the Company’s manufacturing operations for the production of its eVTOL aircraft products (the “Stellantis Collaboration Agreement”). In connection with the Stellantis Collaboration Agreement, the Company entered into a forward purchase agreement (as amended, the “Stellantis Forward Purchase Agreement”) and a warrant agreement (the “Stellantis Warrant Agreement”) with Stellantis on January 3, 2023.
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
As the Company is currently in pre-revenue stage and is not generating any revenue from the Stellantis Collaboration Agreement, all costs incurred with third parties are recorded based on the nature of the costs incurred. The Company accounts for the warrant in accordance with the provisions of ASC 718. The grant date fair value of each warrant was determined to be $1.93, which was the closing price of the Company’s Class A common stock on January 3, 2023. For each tranche of the warrant, the Company will recognize compensation costs as the related services are received from Stellantis on a straight-line basis over the associated service period. During the three and six months ended June 30, 2024, the Company recorded $2.0 million and $4.1 million of research and development expense, respectively, in the consolidated condensed statements of operations in connection with the Stellantis Collaboration Agreement. During the three and six months ended June 30, 2023, the Company recorded $4.5 million and $8.7 million of research and development expense, respectively, in the consolidated condensed statements of operations in connection with the Stellantis Collaboration Agreement.
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
On June 27, 2024, pursuant to the Stellantis Forward Purchase Agreement, the Company elected to draw down the $55.0 million remaining available under the Stellantis Forward Purchase Agreement associated with Milestone 3 (as defined in the Stellantis Forward Purchase Agreement). Refer to Note 12 - Subsequent Events for additional information.
Note 10 - Income Taxes
The Company recognized foreign current income tax provision of $0.1 million and $0.3 million during the three and six months ended June 30, 2024. The Company recognized income tax provision of $0.2 million and $0.2 million during the three

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
and six months ended June 30, 2023. The Company did not record any deferred income tax provision for the three and six months ended June 30, 2024 and 2023. For the three and six months ended June 30, 2024 and 2023, the provision for income taxes differed from the United States federal statutory rate primarily due to foreign taxes currently payable. The Company realized no benefit for the current year losses due to a full valuation allowance against the United States and foreign net deferred tax assets.
In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Based upon the analysis of federal and state deferred tax balances, future tax projections, and the Company’s lack of taxable income in the carryback period, the Company did not believe it is more-likely-than-not that the net deferred tax assets will be realizable. Accordingly, the Company had provided a full valuation allowance against the entire domestic and the majority of the foreign net deferred tax assets as of June 30, 2024 and December 31, 2023. The Company intends to maintain the full valuation allowance against the United States net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
Note 11 - Liability Classified Warrants
As of June 30, 2024, there were 17,398,947 public warrants outstanding. Public warrants may only be exercised for a whole number of shares. No fractional shares are issued upon exercise of the public warrants. The public warrants became exercisable on October 30, 2021, 12 months after the closing of the initial public offering of Atlas, the predecessor of Archer. The public warrants will expire five years from the consummation of the Business Combination or earlier upon redemption or liquidation.
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
As of June 30, 2024, there were 8,000,000 private placement warrants outstanding. The private placement warrants are identical to the public warrants underlying the shares sold in the initial public offering of Atlas, except that the private placement warrants and the shares of Class A common stock issuable upon the exercise of the private placement warrants became transferable, assignable, and salable on October 16, 2021, 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Note 12 - Subsequent Events
On June 27, 2024, pursuant to the Stellantis Forward Purchase Agreement, the Company elected to draw down the $55.0 million remaining available under the Stellantis Forward Purchase Agreement associated with Milestone 3 (as defined in the Stellantis Forward Purchase Agreement). In accordance therewith, on July 1, 2024, the Company issued 17,401,153 shares of Class A common stock to Stellantis at a price of $3.16 per share, for gross proceeds of approximately $55.0 million.
On August 8, 2024, the Company entered into subscription agreements with certain investors providing for the private placement of 49,283,582 Class A common stock of the Company at a price of $3.35 per share (the “PIPE share price”), for gross proceeds of approximately $165.0 million.
On August 8, 2024, the Company also entered into a subscription agreement with Stellantis pursuant to which the Company agreed to sell and issue to Stellantis in a private placement an aggregate 2,982,089 shares of Class A common stock at the PIPE share price, for gross proceeds of approximately $10.0 million. The closing of the private placement with Stellantis is subject to the satisfaction of customary closing conditions, including approval by the Company’s stockholders.

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

Results of Operations
The following table set forth our consolidated condensed statements of operations for the periods indicated:

	Three Months Ended June 30,
	2024	2023	Change $	Change %
	(In millions)
Operating expenses
Research and development (1)	$89.8	$63.3	$26.5	41.9%
General and administrative (1)	31.4	118.1	(86.7)	(73.4)%
Other warrant expense	—	—	—	—%
Total operating expenses	121.2	181.4	(60.2)	(33.2)%
Loss from operations	(121.2)	(181.4)	60.2	(33.2)%
Other income (expense), net	9.3	(6.6)	15.9	NM
Interest income, net	5.1	4.1	1.0	24.4%
Loss before income taxes	(106.8)	(183.9)	77.1	(41.9)%
Income tax expense	(0.1)	(0.2)	0.1	(50.0)%
Net loss	$(106.9)	$(184.1)	$77.2	(41.9)%

	Six Months Ended June 30,
	2024	2023	Change $	Change %
	(In millions)
Operating expenses
Research and development (1)	$173.3	$129.1	$44.2	34.2%
General and administrative (1)	90.1	162.2	(72.1)	(44.5)%
Other warrant expense	—	2.1	(2.1)	(100.0)%
Total operating expenses	263.4	293.4	(30.0)	(10.2)%
Loss from operations	(263.4)	(293.4)	30.0	(10.2)%
Other income (expense), net	29.9	(9.3)	39.2	NM
Interest income, net	10.4	5.7	4.7	82.5%
Loss before income taxes	(223.1)	(297.0)	73.9	(24.9)%
Income tax expense	(0.3)	(0.2)	(0.1)	50.0%
Net loss	$(223.4)	$(297.2)	$73.8	(24.8)%
NM=Not Meaningful.
(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Research and development	$11.1	$6.7	$23.5	$13.4
General and administrative	11.7	19.8	40.0	38.8
Total stock-based compensation expense	$22.8	$26.5	$63.5	$52.2
Comparison of the Three and Six Months Ended June 30, 2024 and 2023
Research and Development
Research and development expenses increased by $26.5 million, or 41.9%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, as we invested in people and materials to advance our technology development. The increase was primarily due to an increase of $11.1 million in costs related to professional services and tools and materials to support our increased research and development activities, an increase of $10.7 million in personnel-related expenses due to a significant increase in our workforce from the prior year period, and an increase of $4.4 million in stock-based compensation expenses. The remainder of the increase was made up of other incidental items.

Research and development expenses increased by $44.2 million, or 34.2%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, as we invested in people and materials to advance our technology development. The increase was primarily due to an increase of $21.2 million in personnel-related expenses due to a significant increase in our workforce from the prior year period, an increase of $12.2 million in costs related to professional services and tools and materials to support our increased research and development activities, and an increase of $10.1 million in stock-based compensation expenses. The remainder of the increase was made up of other incidental items.
General and Administrative
General and administrative expenses decreased by $86.7 million, or 73.4%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease was primarily due to a $73.0 million charge for the Wisk Warrant during the three months ended June 30, 2023, a decrease of $11.5 million in stock-based compensation expense associated with the Founder Grants, and a decrease of $8.3 million in professional service expenses mainly due to legal fees and expenses. The decrease was partially offset by an increase of $3.4 million in stock-based compensation expenses. See Note 7 - Commitments and Contingencies and Note 9 - Stock-Based Compensation to our consolidated condensed financial statements for further details on our commitments and contingencies and stock-based compensation, respectively. The remainder of the increase was made up of other incidental items.
General and administrative expenses decreased by $72.1 million, or 44.5%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease was primarily due to a decrease of $62.7 million in the charge for the Wisk Warrant, a decrease of $17.3 million in professional service expenses mainly due to legal fees and expenses, and a decrease of $5.1 million in stock-based compensation expense associated with the Founder Grants. The decrease was partially offset by an increase of $6.3 million in stock-based compensation expense, and an increase of $5.0 million in personnel-related expenses due to significant increase in our workforce from the prior year period. See Note 7 - Commitments and Contingencies and Note 9 - Stock-Based Compensation to our consolidated condensed financial statements for further details on our commitments and contingencies and stock-based compensation, respectively. The remainder of the increase was made up of other incidental items.
Other Warrant Expense
There was no other warrant expense recognized for each of the three months ended June 30, 2024 and 2023.
Other warrant expense decreased by $2.1 million, or 100.0%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease was primarily due to the vesting of United warrants associated with specific milestones during the six months ended June 30, 2023. The warrants associated with the specific milestones fully vested in the first quarter of 2023. See Note 9 - Stock-Based Compensation to our consolidated condensed financial statements for further details on our warrants.
Other Income (Expense), Net
Other income (expense), net increased by $15.9 million and $39.2 million for the three and six months ended June 30, 2024, respectively, compared to the same periods ended June 30, 2023. The increase was primarily due to changes in fair value of our warrant liabilities. See Note 3 - Summary of Significant Accounting Policies to our consolidated condensed financial statements for further details.
Interest Income, Net
Interest income, net increased by $1.0 million, or 24.4%, and $4.7 million, or 82.5%, for the three and six months ended June 30, 2024, respectively, compared to the same periods ended June 30, 2023. The increase was primarily due to interest income from our cash and cash equivalents.
Liquidity and Capital Resources
As of June 30, 2024, our principal sources of liquidity were cash and cash equivalents of $360.4 million. We have incurred net losses since our inception and to date have not generated any revenues. We expect to incur additional losses and higher operating expenses for the foreseeable future. We believe that our existing cash and cash equivalents, together with the gross proceeds of approximately $55.0 million from the sale of shares of Class A common stock to Stellantis N.V. (“Stellantis”) received on July 1, 2024, will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements.

On October 5, 2023, we entered into the Credit Agreement with Synovus Bank, as administrative agent and lender, and the additional lenders (the “Lenders”) from time to time. We may request the Lenders to provide multiple delayed term loan advances (together, the “Loan”) in an aggregate principal amount of up to $65.0 million for the construction and development of our manufacturing facility in Covington, Georgia. The Loan under the Credit Agreement shall accrue interest from and including the date the applicable advance is made but excluding the repayment date at a rate of the secured overnight financing rate (“SOFR”), plus 2.0% subject to a SOFR floor of 0.0%. We are required to make interest-only payments for 36 months on the Loan starting on November 14, 2023, followed by monthly interest and principal payments for the remaining maturity, with any outstanding principal, interest and other then outstanding indebtedness due at maturity. The Credit Agreement matures on the earlier of October 5, 2033 or the date on which the outstanding Loan has been declared or automatically becomes due and payable pursuant to the terms of the Credit Agreement. Our obligations under the Credit Agreement are jointly and severally guaranteed by our current and future wholly-owned domestic subsidiaries, and are secured by cash, general intangibles, instruments, securities, financial assets, security entitlements and other property maintained in a money market account at Synovus Bank.
In November 2023, we filed a shelf registration statement on Form S-3 with the SEC and a related prospectus supplement pursuant to which we may, from time to time, sell shares of our Class A common stock, having an aggregate value of up to $70.0 million pursuant to a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), as the sales agent (the “First ATM Program”). During the three and six months ended June 30, 2024, we sold 3,705,137 and 10,275,033 shares of Class A common stock for net proceeds of $14.2 million and $48.1 million, respectively. The First ATM Program was completed in May 2024.
Under the Sales Agreement, we paid Cantor a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of Class A common stock pursuant to the First ATM Program.
In May 2024, we filed a shelf registration statement on Form S-3 with the SEC and a related prospectus (the “Second Shelf Registration Statement”). The Second Shelf Registration Statement permits the offering of an aggregate of up to $95.0 million of shares of our Class A common stock or preferred stock, debt securities, warrants to purchase our Class A common stock, preferred stock or debt securities, subscription rights to purchase our Class A common stock, preferred stock or debt securities and/or units consisting of some or all of these securities, in one or more offerings and in any combination. In connection with the Second Shelf Registration Statement, pursuant to which we may offer and sell shares of our Class A common stock having an aggregate offering amount of up to $70.0 million (the “Second ATM Program”) pursuant to the Sales Agreement. The $70.0 million of Class A common stock that may be issued and sold pursuant to the Second ATM Program is included in the $95.0 million of securities that may be issued and sold pursuant to the Second Shelf Registration Statement. During the three months ended June 30, 2024, we sold 7,767,900 shares of Class A common stock for net proceeds of $25.2 million. As of June 30, 2024, we had $44.2 million remaining eligible for sale under the Second ATM Program.
Under the Sales Agreement, we will pay Cantor a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of Class A common stock pursuant to the Second ATM Program.
On June 27, 2024, pursuant to the forward purchase agreement (the “Stellantis Forward Purchase Agreement”) entered into on January 3, 2023 with Stellantis, we elected to draw down the $55.0 million remaining available under the Stellantis Forward Purchase Agreement associated with Milestone 3 (as defined in the Stellantis Forward Purchase Agreement). In accordance therewith, on July 1, 2024, we issued 17,401,153 shares of Class A common stock to Stellantis at a price of $3.16 per share, for gross proceeds of approximately $55.0 million.
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

The following includes our short-term and long-term material cash requirements from known contractual obligations as of June 30, 2024:
Notes Payable
See Note 6 - Notes Payable to our consolidated condensed financial statements for further details on our debt.
Leases
We lease office, lab, hangar, and storage facilities in the normal course of business. Under our operating leases as noted in Note 7 - Commitments and Contingencies to our consolidated condensed financial statements, we have current obligations of $5.9 million and long-term obligations of $16.2 million.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(In millions)
Net cash provided by (used in):
Operating activities	$(167.0)	$(120.8)
Investing activities	$(38.2)	$445.5
Financing activities	$100.8	$17.8
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
Net cash used in operating activities during the six months ended June 30, 2024 was $167.0 million, resulting from a net loss of $223.4 million, adjusted for non-cash items consisting primarily of $63.5 million in stock-based compensation, a gain of $30.3 million due to a change in fair value of our warrant liabilities, and a $5.6 million non-cash charge for the Wisk Warrant. The net cash provided by changes in our net operating assets and liabilities was $7.2 million.
Net cash used in operating activities during the six months ended June 30, 2023 was $120.8 million, resulting from a net loss of $297.2 million, adjusted for non-cash items consisting primarily of a $73.0 million non-cash charge comprised of a $25.0 million non-cash charge associated with the initial vested share tranche and a $48.0 million non-cash charge for the unvested portion of the Wisk Warrant that is contingent and may never be realized, relating to the Technology and Dispute Resolution Agreements (see Note 7 - Commitments and Contingencies to our consolidated condensed financial statements for further details), $52.2 million in stock-based compensation primarily related to the Founder Grants, a loss of $15.6 million due to a change in fair value of our warrant liabilities, and $8.7 million of research and development warrant expenses related to the warrants issued to Stellantis (see Note 9 - Stock-Based Compensation to our consolidated condensed financial statements for further details). The net cash provided by changes in our net operating assets and liabilities of $25.8 million was primarily related to a $12.8 million increase in accrued expenses and other current liabilities mainly due to professional service fees and expenses and an $8.2 million increase in accounts payable due to timing of payments.
Cash Flows Provided by (Used in) Investing Activities
Net cash used in investing activities during the six months ended June 30, 2024 was $38.2 million, driven by purchases of property and equipment within the period.
Net cash provided by investing activities during the six months ended June 30, 2023 was $445.5 million, driven by proceeds from maturities of short-term investments of $465.0 million, partially offset by purchases of property and equipment of $19.5 million within the period.

Cash Flows Provided by Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2024 was $100.8 million, driven by proceeds from shares issued under the First ATM Program and Second ATM Program of $73.3 million, and proceeds from issuance of debt of $25.8 million.
Net cash provided by financing activities during the six months ended June 30, 2023 was $17.8 million, driven by proceeds from issuance of Class A common stock to Stellantis with an aggregate value of $25.0 million, partially offset by the repayment of term loans to Silicon Valley Bank, a division of First-Citizens Bank, for $5.0 million and payments for taxes related to net share settlement of equity awards for $3.5 million.
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
We are exposed to market risk for changes in interest rates applicable to our borrowings and investments in money market funds. The Loan under the Credit Agreement accrues interest from and including the date the applicable advance is made but excluding the repayment date at the secured overnight financing rate (“SOFR”), plus 2.0% subject to a SOFR floor of 0.0%. Additionally, we had cash, cash equivalents, and restricted cash totaling $367.1 million as of June 30, 2024. Cash equivalents were invested in money market funds. The primary objectives of our investment activities are to preserve principal and achieve liquidity requirements. We do not enter into investments for trading or speculative purposes. A hypothetical 100 basis point change in interest rates applicable to the Loan under the Credit Agreement or with respect to our investment portfolio would not have a material impact on the fair value of our borrowings and investment portfolio for the periods presented and our future interest income and expense.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Shares of our Class B common stock have ten votes per share, while shares of our Class A common stock have one vote per share. Our founders, as well as certain other stockholders, hold the issued and outstanding shares of our Class B common stock. These shares currently represent a majority of the voting power of our capital stock on an outstanding basis. For so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our capital stock and if voted together, the holders of our Class B common stock would be able to control matters submitted to our shareholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. The holders of our Class B common stock may have interests that differ from other shareholders and may vote in a way which may be adverse to other shareholders or with which our other shareholders may disagree. This concentrated control may have the effect of delaying, preventing or deterring a change in control, could deprive our shareholders of an opportunity to receive a premium for their capital stock as part of a sale, and might ultimately affect the market price of our Class A common stock.
We expect shares of our Class B common stock will represent less than 10.0% of all outstanding shares of our common stock during the year ending December 31, 2024 and, as such, pursuant to the terms of our certificate of incorporation, we anticipate each outstanding share of Class B common stock will be automatically converted into Class A common stock on December 31, 2024.
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
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On August 9, 2024, we will issue an aggregate of 763,903 shares of our Class A common stock at a purchase price of $3.93 per share, issuable in satisfaction of payment to the service provider for services rendered (the “Vendor Shares”).
On August 9, 2024, we will issue a warrant to a vendor to purchase 57,050 shares of our Class A common stock (the “Vendor Warrant” and together with the Vendor Shares, the “Securities”). The Vendor Warrant has an exercise price of $0.01 per share, issuable in satisfaction of payment to the vendor for services rendered. The Form of Warrant has been filed as an exhibit to this Form 10-Q.
The Securities were offered by us pursuant to our shelf registration statement on Form S-3 (File No. 333-279289), which was declared effective by the SEC on May 16, 2024 including the prospectus supplements dated June 28, 2024, and accompanying prospectus. A copy of the opinion of Fenwick & West LLP relating to the validity of the Securities is filed herewith as Exhibit 5.1.
Rule 10b5-1 Trading Plans. During the three months ended June 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K. except as described below:
On May 24, 2024, Tosha Perkins, Chief People and Partnerships Officer of the Company, adopted a trading arrangement for the sale of the Company’s Class A common stock (the “Perkins Trading Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Perkins Trading Plan, which expires November 17, 2025, provides for the sale of up to 133,786 shares of Class A common stock pursuant to the terms of the plan.
All of the trading arrangements listed above are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Transactions made pursuant to such trading arrangements will be disclosed publicly in future Section 16 filings to the extent required by law.

Item 6. Exhibits

Exhibit	Description
4.1	Form of Warrant to Purchase Shares by and between Archer Aviation Inc. and Blue Skies Consulting & Trading Limited
5.1	Opinion of Fenwick & West LLP
23.1	Opinion of Fenwick & West LLP (included in Exhibit 5.1)
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ARCHER AVIATION INC.

August 8, 2024	By:	/s/ Mark Mesler
Mark Mesler
Chief Financial Officer (Principal Financial and Accounting Officer)