Form 10-Q
period 2024-09-30
Archer Aviation Inc.
filed 2024-11-08
CIK 1824502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 1, 2024, the number of shares of the registrant’s Class A common stock outstanding was 389,161,681, and the number of shares of the registrant’s Class B common stock outstanding was 36,110,992.

Archer Aviation Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2024

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2024 (the “Annual Report”) and those described in Part II, Item IA in this Quarterly Report. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report and the Annual Report and other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. Moreover, new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks and uncertainties, the future events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

ii

Part I - Financial Information
Item 1. Financial Statements
Archer Aviation Inc.
Consolidated Condensed Balance Sheets
(In millions, except share and per share data; unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$501.7	$464.6
Restricted cash	6.7	6.9
Prepaid expenses	11.0	7.9
Other current assets	3.6	0.8
Total current assets	523.0	480.2
Property and equipment, net	113.1	57.6
Intangible assets, net	0.4	0.4
Right-of-use assets	7.4	8.9
Other long-term assets	7.6	7.2
Total assets	$651.5	$554.3
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$23.5	$14.3
Current portion of lease liabilities	3.6	2.8
Accrued expenses and other current liabilities	59.6	96.9
Total current liabilities	86.7	114.0
Notes payable	64.0	7.2
Lease liabilities, net of current portion	10.9	13.2
Warrant liabilities	9.6	39.9
Other long-term liabilities	12.6	12.9
Total liabilities	183.8	187.2
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value; 700,000,000 shares authorized; 383,787,268 and 265,617,341 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Class B common stock, $0.0001 par value; 300,000,000 shares authorized; 41,024,278 and 38,165,615 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	1,955.3	1,515.9
Accumulated deficit	(1,487.5)	(1,148.8)
Accumulated other comprehensive loss	(0.1)	—
Total stockholders’ equity	467.7	367.1
Total liabilities and stockholders’ equity	$651.5	$554.3
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Operations
(In millions, except share and per share data; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses
Research and development	$89.8	$67.8	$263.1	$196.9
General and administrative	32.3	(21.6)	122.4	140.6
Other warrant expense	—	—	—	2.1
Total operating expenses	122.1	46.2	385.5	339.6
Loss from operations	(122.1)	(46.2)	(385.5)	(339.6)
Other income (expense), net	1.4	(10.4)	31.3	(19.7)
Interest income, net	5.5	5.1	15.9	10.8
Loss before income taxes	(115.2)	(51.5)	(338.3)	(348.5)
Income tax expense	(0.1)	(0.1)	(0.4)	(0.3)
Net loss	$(115.3)	$(51.6)	$(338.7)	$(348.8)

Net loss per share, basic and diluted	$(0.29)	$(0.19)	$(0.97)	$(1.35)
Weighted-average shares outstanding, basic and diluted	397,521,078	277,683,468	350,787,818	258,770,262
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Comprehensive Loss
(In millions; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(115.3)	$(51.6)	$(338.7)	$(348.8)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net of tax	—	—	—	0.8
Foreign currency translation loss	—	—	(0.1)	—
Total other comprehensive income (loss)	—	—	(0.1)	0.8
Comprehensive loss	$(115.3)	$(51.6)	$(338.8)	$(348.0)
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In millions, except share data; unaudited)

	Common Stock				Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Class A		Class B			Accumulated Deficit		Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	265,617,341	$—	38,165,615	$—	$1,515.9	$(1,148.8)	$—	$367.1
Conversion of Class B common stock to Class A common stock	200,000	—	(200,000)	—	—	—	—	—
Issuance of restricted stock units and restricted stock expense	4,873,123	—	—	—	34.0	—	—	34.0
Exercise of stock options	186,529	—	66,760	—	—	—	—	—
Issuance of warrants and warrant expense	—	—	—	—	48.9	—	—	48.9
Exercise of warrants	4,503,845	—	—	—	—	—	—	—
Common stock issued under at-the-market program	6,569,896	—	—	—	33.9	—	—	33.9
Stock-based compensation	—	—	—	—	11.8	—	—	11.8
Net loss	—	—	—	—	—	(116.5)	—	(116.5)
Balance as of March 31, 2024	281,950,734	$—	38,032,375	$—	$1,644.5	$(1,265.3)	$—	$379.2
Conversion of Class B common stock to Class A common stock	882,379	—	(882,379)	—	—	—	—	—
Issuance of restricted stock units and restricted stock expense	3,189,570	—	—	—	6.5	—	—	6.5
Exercise of stock options	262,900	—	66,760	—	—	—	—	—
Issuance of warrants and warrant expense	—	—	—	—	2.0	—	—	2.0
Common stock issued under employee stock purchase plan	812,544	—	—	—	2.3	—	—	2.3
Common stock issued under at-the-market program	11,473,037	—	—	—	39.1	—	—	39.1
Stock-based compensation	—	—	—	—	11.9	—	—	11.9
Net loss	—	—	—	—	—	(106.9)	—	(106.9)
Other comprehensive loss	—	—	—	—	—	—	(0.1)	(0.1)
Balance as of June 30, 2024	298,571,164	$—	37,216,756	$—	$1,706.3	$(1,372.2)	$(0.1)	$334.0

	Common Stock				Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Class A		Class B			Accumulated Deficit		Total
	Shares	Amount	Shares	Amount
Conversion of Class B common stock to Class A common stock	1,261,544	—	(1,261,544)	—	—	—	—	—
Issuance of Class A common stock	1,380,520	—	—	—	4.7	—	—	4.7
Issuance of restricted stock units and restricted stock expense	2,694,470	—	5,002,306	—	4.1	—	—	4.1
Exercise of stock options	127,054	—	66,760	—	—	—	—	—
Issuance of warrants and warrant expense	—	—	—	—	2.2	—	—	2.2
Exercise of warrants	8,647,381	—	—	—	—	—	—	—
Common stock issued under stock purchase agreement	17,401,153	—	—	—	53.5	—	—	53.5
Common stock issued under at-the-market program	4,420,400	—	—	—	13.7	—	—	13.7
PIPE financing	49,283,582	—	—	—	158.0	—	—	158.0
Stock-based compensation	—	—	—	—	12.8	—	—	12.8
Net loss	—	—	—	—	—	(115.3)	—	(115.3)
Balance as of September 30, 2024	383,787,268	$—	41,024,278	$—	$1,955.3	$(1,487.5)	$(0.1)	$467.7
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

Archer Aviation Inc.
Consolidated Condensed Statements of Cash Flows
(In millions; unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(338.7)	$(348.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other	8.2	4.2
Debt discount and issuance cost amortization	—	0.5
Stock-based compensation	84.9	24.8
Change in fair value of warrant liabilities and other warrant costs	(30.3)	25.8
Gain on issuance of common stock	(1.5)	(3.6)
Non-cash lease expense	2.2	3.1
Research and development warrant expense	6.1	13.1
General and administrative warrant expense	0.2	—
Other warrant expense	—	2.1
Technology and dispute resolution agreements expense	5.6	75.3
Accretion and amortization income of short-term investments	—	(2.3)
Changes in operating assets and liabilities:
Prepaid expenses	(2.0)	5.9
Other current assets	(2.8)	0.3
Other long-term assets	(1.9)	(0.1)
Accounts payable	1.6	10.3
Accrued expenses and other current liabilities	5.8	(1.6)
Operating lease right-of-use assets and lease liabilities, net	(2.3)	2.8
Other long-term liabilities	0.7	0.6
Net cash used in operating activities	(264.2)	(187.6)
Cash flows from investing activities
Proceeds from maturities of short-term investments	—	465.0
Purchase of property and equipment	(57.8)	(35.3)
Net cash provided by (used in) investing activities	(57.8)	429.7
Cash flows from financing activities
Proceeds from issuance of debt	57.5	—
Repayment of long-term debt	—	(7.5)
Payment of debt issuance costs	(0.6)	—
Payments for taxes related to net share settlement of equity awards	—	(3.5)
Proceeds from PIPE financing	165.1	145.0
Payment of offering costs in connection with PIPE financing	(7.1)	(6.0)
Proceeds from shares issued under at-the-market program	87.0	—
Payment of offering costs in connection with at-the-market program	(0.3)	—
Proceeds from shares issued under employee stock purchase plan	2.3	1.3
Proceeds from issuance of common stock	55.0	25.0
Net cash provided by financing activities	358.9	154.3
Net increase in cash, cash equivalents, and restricted cash	36.9	396.4
Cash, cash equivalents, and restricted cash, beginning of period	471.5	72.3
Cash, cash equivalents, and restricted cash, end of period	$508.4	$468.7

	Nine Months Ended September 30,
	2024	2023

Supplemental Cash Flow Information:
Cash paid for interest	$1.4	$0.7
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$15.4	$9.9
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
Note 2 - Liquidity and Going Concern
Since the Company’s formation, the Company has devoted substantial effort and capital resources to the design and development of its planned eVTOL aircraft and UAM network. Funding of these activities has primarily been through the net proceeds received from the issuance of related and third-party debt (Note 6 - Notes Payable), and the sale of preferred and common stock to related and third parties (Note 8 - Preferred and Common Stock). Through September 30, 2024, the Company has incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $1,487.5 million. As of September 30, 2024, the Company had cash and cash equivalents of $501.7 million, which management believes will be sufficient to fund the Company’s current operating plan for at least the next 12 months from the date these consolidated condensed financial statements were issued.
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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
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
Cash, Cash Equivalents, and Restricted Cash
Cash consists of cash on deposit with financial institutions. Cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of three months or less from the date of purchase. As of September 30, 2024 and December 31, 2023, the Company’s cash and cash equivalents included money market funds of $374.8 million and $339.6 million, respectively.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated condensed balance sheets that sum to amounts reported on the consolidated condensed statements of cash flows (in millions):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$501.7	$464.6
Restricted cash	6.7	6.9
Total cash, cash equivalents, and restricted cash	$508.4	$471.5
Short-Term Investments
The Company had short-term investments in marketable securities with original maturities of less than one year, including United States Treasury securities, corporate debt securities and commercial paper. The Company classifies its marketable securities as available-for-sale at the time of purchase and reevaluates such classification at each balance sheet date. These marketable securities are carried at fair value, and unrealized gains and losses are recorded in other comprehensive loss in the consolidated condensed statements of comprehensive loss, which is reflected as a component of stockholders’ equity. These marketable securities are assessed as to whether those with unrealized loss positions are other than temporarily impaired. The Company considers impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely the securities will be sold before the recovery of their cost basis. If the impairment is deemed other than temporary, the security is written down to its fair value and a loss is recognized in other income (expense), net. Realized gains and losses from the sale of marketable securities and from declines in value deemed to be other than temporary are determined based on the specific identification method and recognized in other income (expense), net in the consolidated condensed statements of operations. As of September 30, 2024 and December 31, 2023, the Company had no short-term investments.
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
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in millions):

	As of September 30, 2024
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$374.8	$—	$—	$374.8

Liabilities:
Warrant liability – public warrants	$6.3	$—	$—	$6.3
Warrant liability – private placement warrants	$—	$—	$3.3	$3.3

	As of December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$339.6	$—	$—	$339.6

Liabilities:
Warrant liability – public warrants	$25.4	$—	$—	$25.4
Warrant liability – private placement warrants	$—	$—	$14.5	$14.5
Accrued technology and dispute resolutions agreements liability	$—	$—	$44.0	$44.0
Cash Equivalents
The Company’s cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of three months or less from the date of purchase. The Company classifies its money market funds as Level 1, because they are valued based on quoted market prices in active markets.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
The following table presents a summary of the Company’s cash equivalents as of September 30, 2024 and December 31, 2023 (in millions):

	As of September 30, 2024
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$374.8	$—	$—	$374.8
Total	$374.8	$—	$—	$374.8

	As of December 31, 2023
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$339.6	$—	$—	$339.6
Total	$339.6	$—	$—	$339.6
Public Warrants
The measurement of the public warrants as of September 30, 2024 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “ACHR WS”. The quoted price of the public warrants was $0.36 and $1.46 per warrant as of September 30, 2024 and December 31, 2023, respectively.
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
The key inputs into the Monte Carlo simulation model for the private placement warrants are as follows:

Input	September 30, 2024	December 31, 2023
Stock price	$3.03	$6.14
Strike price	$11.50	$11.50
Term (in years)	2.0	2.7
Risk-free rate	3.6%	4.0%
Volatility	82.4%	70.2%
Dividend yield	0.0%	0.0%
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
The following table presents the change in fair value of the Company’s Level 3 private placement warrants and accrued technology and dispute resolution agreements liability during the nine months ended September 30, 2024 (in millions):

Balance as of December 31, 2023	$58.5
Change in fair value	(0.9)
Less: settlement of accrued technology and dispute resolution agreements liability	(54.3)
Balance as of September 30, 2024	$3.3
In connection with the change in fair value of the Company’s private placement warrants, the Company recognized a loss of $0.2 million and a gain of $11.2 million within other income (expense), net in the consolidated condensed statements of operations during the three and nine months ended September 30, 2024, respectively. The Company recognized a loss of $3.0 million and $8.8 million within other income (expense), net in the consolidated condensed statements of operations during the three and nine months ended September 30, 2023, respectively. Refer to Note 11 - Liability Classified Warrants for additional information about the public and private placement warrants.
In connection with the change in fair value of the accrued technology and dispute resolution agreements liability, the Company recognized a loss of $0.0 million and $10.3 million within general and administrative expenses in the consolidated condensed statements of operations during the three and nine months ended September 30, 2024, respectively. Refer to Note 7 - Commitments and Contingencies for additional information about the accrued technology and dispute resolution agreements liability.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Certain financial instruments, including debt, are not measured at fair value on a recurring basis in the consolidated condensed balance sheets. The fair value of debt as of September 30, 2024 approximates its carrying value (Level 2). Refer to Note 6 - Notes Payable for additional information.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Certain assets and liabilities are subject to measurement at fair value on a non-recurring basis if there are indicators of impairment or if they are deemed to be impaired as a result of an impairment review.
Intangible Assets, Net
Intangible assets consist solely of domain names and are recorded at cost, net of accumulated amortization, and if applicable, impairment charges. Amortization of domain names is provided over a 15-year estimated useful life on a straight-line basis or based on the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has analyzed a variety of factors to determine if any circumstance could trigger an impairment loss, and, at this time and based on the information presently known, no event has occurred and indicated that it is more likely than not that an impairment loss has been incurred. Therefore, the Company did not record any impairment charges for its intangible assets for the three and nine months ended September 30, 2024 and 2023.
As of September 30, 2024 and December 31, 2023, the net carrying amounts for domain names were $0.4 million and $0.4 million, respectively, and were recorded in the Company’s consolidated condensed balance sheets.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Cloud Computing Arrangements
The Company capitalizes certain implementation costs incurred in the application development stage of projects related to its cloud computing arrangements that are service contracts. Capitalized implementation costs are recognized in other long-term assets in the consolidated condensed balance sheets and amortized on a straight-line basis over the fixed, noncancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. As of September 30, 2024 and December 31, 2023, the net carrying amounts of the Company’s capitalized cloud computing implementation costs were $6.3 million and $6.4 million, respectively.
Contract Liabilities
The Company records contract liabilities related to differences between the timing of cash receipts from the customer and the recognition of revenue. As of September 30, 2024 and December 31, 2023, the Company’s contract liability balances were $11.5 million and $10.8 million, respectively, and recorded in other long-term liabilities in the Company’s consolidated condensed balance sheets. As of September 30, 2024 and December 31, 2023, the Company’s contract liabilities consisted of a $10.0 million pre-delivery payment received from United Airlines, Inc. (“United”) under the terms of the Amended United Purchase Agreement (defined below) (refer to Note 9 - Stock-Based Compensation), and installment payments received under a contract order with the United States Air Force for the design, development, and ground test of the Company’s production aircraft, Midnight, of $1.5 million and $0.8 million, respectively. No revenues were recognized during the three and nine months ended September 30, 2024 and 2023.
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
The following table presents the number of antidilutive shares excluded from the calculation of diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options to purchase common stock	2,340,360	3,605,513	2,340,360	3,605,513
Unvested restricted stock units	30,237,565	34,348,088	30,237,565	34,348,088
Warrants	38,362,859	52,011,560	38,362,859	52,011,560
Shares issuable under the Employee Stock Purchase Plan (Note 9)	1,185,021	684,108	1,185,021	684,108
Total	72,125,805	90,649,269	72,125,805	90,649,269

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
Note 4 - Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	September 30, 2024	December 31, 2023
Furniture, fixtures, and equipment	$20.7	$7.9
Vehicles	0.1	0.1
Computer hardware	5.6	5.3
Computer software	1.8	1.5
Website design	0.8	0.8
Leasehold improvements	33.5	33.0
Construction in progress	66.0	18.4
Total property and equipment	128.5	67.0
Less: Accumulated depreciation	(15.4)	(9.4)
Total property and equipment, net	$113.1	$57.6
Construction in progress includes costs incurred for the Company’s manufacturing facilities to be constructed in Covington, Georgia and other assets that have not yet been placed in service.
The following table presents depreciation expense included in each respective expense category in the consolidated condensed statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$2.7	$1.7	$6.8	$3.3
General and administrative	0.1	0.1	0.4	0.4
Total depreciation expense	$2.8	$1.8	$7.2	$3.7

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Note 5 - Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	September 30, 2024	December 31, 2023
Accrued professional fees	$8.1	$9.5
Accrued employee costs	20.7	16.7
Accrued parts and materials	19.8	12.1
Taxes payable	1.4	1.4
Accrued capital expenditures	6.1	9.2
Accrued cloud computing implementation costs	—	0.3
Accrued technology and dispute resolution agreements liability (Note 7)	—	44.0
Other current liabilities	3.5	3.7
Total	$59.6	$96.9
Note 6 - Notes Payable
The Company’s notes payable consisted of the following (in millions):

	September 30, 2024	December 31, 2023
Synovus Bank Loan	$65.0	$7.5
Loan unamortized discount and loan issuance costs	(1.0)	(0.3)
Total debt, net of discount and loan issuance costs	64.0	7.2
Less current portion, net of discount and loan issuance costs	—	—
Total long-term notes payable, net of discount and loan issuance costs	$64.0	$7.2
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
The Company’s obligations under the Credit Agreement are secured by funds in a collateral account and the Credit Agreement is guaranteed by the Company’s domestic subsidiaries. The Company may prepay with certain premium that links to the passage of time, and in certain circumstances would be required to prepay the Loan under the Credit Agreement without payment of a premium. The Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, and customary events of default. As of September 30, 2024, the Company was in compliance with all the covenants of the Credit Agreement.
The Company has drawn down $65.0 million of the Loan as of September 30, 2024. The effective interest rate for the draw downs ranged from 7.4% to 7.9% as of September 30, 2024. The loan issuance costs will be amortized to interest expense over the contractual term of the Loan. During the three and nine months ended September 30, 2024, the Company recognized interest of $0.0 million and $0.1 million, respectively, within interest income, net in the consolidated condensed statements of

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
operations. The carrying value of the Loan, net of unamortized issuance costs of $1.0 million, was $64.0 million as of September 30, 2024.
The future scheduled principal maturities of the Loan as of September 30, 2024 are as follows (in millions):

Remaining 2024	$—
2025	—
2026	0.4
2027	2.6
2028	2.6
Thereafter	59.4
$65.0
Note 7 - Commitments and Contingencies
Operating Leases
The Company leases office, lab, hangar, and storage facilities under various operating lease agreements with lease periods expiring between 2024 and 2030 and generally containing periodic rent increases and various renewal and termination options.
The Company’s lease costs were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$1.4	$1.2	$3.7	$4.5
Short-term lease cost	0.1	—	0.3	0.6
Total lease cost	$1.5	$1.2	$4.0	$5.1
The Company’s weighted-average remaining lease term and discount rate as of September 30, 2024 and 2023 were as follows:

	2024	2023
Weighted-average remaining lease term (in months)	51	59
Weighted-average discount rate	14.8%	14.7%
The minimum aggregate future obligations under the Company’s non-cancelable operating leases as of September 30, 2024 were as follows (in millions):

Remaining 2024	$1.9
2025	5.7
2026	4.7
2027	2.1
2028	2.2
Thereafter	4.4
Total future lease payments	21.0
Less: leasehold improvement allowance	(0.4)
Total net future lease payments	20.6
Less: imputed interest	(6.1)
Present value of future lease payments	$14.5

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Supplemental cash flow information and non-cash activities related to right-of-use assets and lease liabilities were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating cash outflows from operating leases	$1.0	$1.0	$3.6	$3.8
Operating lease liabilities from obtaining right-of-use assets	$0.1	$—	$0.5	$0.4
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
Letters of Credit
As of September 30, 2024, the Company had standby letters of credit in the aggregate outstanding amount of $5.7 million, secured with restricted cash.
Litigation
During the ordinary course of the business, the Company may be subject to legal proceedings, various claims, and litigation. Such proceedings can be costly, time consuming, and unpredictable, and therefore, no assurance can be given that the final outcome of such proceedings will not materially impact the Company’s financial condition or results of operations.
Wisk Litigation and Technology and Dispute Resolution Agreements
On April 6, 2021, Wisk Aero LLC (“Wisk”) brought a lawsuit against the Company in the United States District Court for the Northern District of California alleging misappropriation of trade secrets and patent infringement. The Company filed certain counterclaims for defamation, tortious interference and unfair competition.
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
The Company recorded the initial vested share tranche within equity at its fair value and recognized technology and dispute resolution agreements expense for the initial vested tranche upon warrant issuance. The Company recorded the unvested portion of the Wisk Warrant (“Second Tranche”) as liabilities at their fair value and adjusted the warrants to fair value at each reporting period. This liability was subject to remeasurement at each balance sheet date until exercised, and any change in fair value was recognized as a gain or loss in the Company’s consolidated condensed statements of operations. The initial offsetting entry to the warrant liability was technology and dispute resolution agreements expense. During the three and nine months ended September 30, 2024, the Company recorded a loss of $0.0 million and $10.3 million to recognize the change in fair value of the warrant upon issuance and recorded the outstanding warrant within equity at its fair value, respectively.
On June 7, 2024, Wisk filed a motion to enforce the Technology and Dispute Resolution Agreements in regards to a dispute between the parties with respect to the Second Tranche. The Company filed its opposition on July 10, 2024 and a hearing on Wisk’s motion occurred on August 14, 2024. On September 6, 2024, the Court entered an order determining that the shares underlying the Second Tranche were exercisable and that the Company must pay Wisk prejudgment interest for the period from March 21, 2024 through the date of the Court’s hearing on the issue, which has been paid by the Company. On

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
November 5, 2024, the Court issued an order denying Wisk’s motion for partial reconsideration of certain aspects of the Court’s August order. As of September 30, 2024, the Wisk Warrant was fully vested and exercised.
Delaware Class Action Litigation
Singh. On May 17, 2024, two putative stockholders of the Company (and formerly, Atlas Crest Investment Corp. (“Atlas”)) filed class action lawsuits, on behalf of themselves and other similarly-situated stockholders, in the Delaware Court of Chancery against the directors and officers of Atlas, the Company, the Company’s co-founders, Moelis & Company Group LP and Moelis & Company LLC. The complaint asserts claims against the defendants for breaches of fiduciary duties, aiding and abetting breaches of fiduciary duties, and unjust enrichment, in connection with the merger between Atlas and the Company. The plaintiffs request damages in an amount to be determined at trial, as well as attorneys’ and experts’ fees. Relatedly, on June 19, 2024, another putative stockholder of the Company filed a class action lawsuit, on behalf of himself and other similarly-situated stockholders, in the Delaware Court of Chancery asserting similar claims as the aforementioned May 17, 2024 complaint against the same defendants named in that May complaint. The Court subsequently consolidated the related class actions and appointed a lead plaintiff. The Company along with the other defendants filed a motion to dismiss on October 3, 2024. The plaintiffs’ response is expected to be filed by the end of the year and the hearing on the Company’s motion to dismiss will likely occur in mid-2025.
Solak. On June 28, 2024, a stockholder of the Company filed a class action complaint in the Delaware Court of Chancery regarding the vote at the annual meeting of stockholders held on June 21, 2024 to approve the amendment to the Company’s Amended and Restated Certificate of Incorporation filed on September 16, 2021 (the “Charter”) to include a provision exculpating officers of the Company from certain types of duty of care claims. On July 5, 2024, the Company filed a Certificate of Correction to clarify that its Charter remains unchanged and the court subsequently dismissed the class action. On October 28, 2024, the parties entered into a settlement that releases all claims by the plaintiff and pays a monetary amount to plaintiff’s counsel as a mootness fee, which is not material to the Company.
Note 8 - Preferred and Common Stock
Preferred Stock
As of September 30, 2024, no shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.
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
Dividends
Holders of Class A common stock and Class B common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s Board of Directors in its discretion out of funds legally available therefor. No dividends on common stock have been declared by the Company’s Board of Directors through September 30, 2024, and the Company does not expect to pay dividends in the foreseeable future.

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
During the three and nine months ended September 30, 2024, 1,261,544 and 2,343,923 shares of Class B common stock were converted into Class A common stock, respectively. During the three and nine months ended September 30, 2023, 1,888,036 and 18,247,346 shares of Class B common stock were converted into Class A common stock, respectively.
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
PIPE Financing
On August 8, 2024, the Company entered into subscription agreements with certain investors providing for the private placement of the Company’s Class A common stock at a purchase price of $3.35 per share (the “PIPE Financing”). A portion of the PIPE Financing closed on August 12, 2024 for 49,283,582 shares of the Company’s Class A common stock for net proceeds of approximately $158.0 million, after deducting offering costs. The remaining portion of the PIPE Financing covering an aggregate of 2,982,089 shares of the Company’s Class A common stock to be issued and sold to Stellantis for gross proceeds of approximately $10.0 million is subject to the satisfaction of certain closing conditions, including approval by the Company’s stockholders.
At-The-Market Program
In November 2023, the Company filed a shelf registration statement on Form S-3 with the SEC and a related prospectus supplement pursuant to which it may, from time to time, sell shares of its Class A common stock, having an aggregate value of up to $70.0 million pursuant to a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), as the sales agent (the “First ATM Program”). The First ATM Program was fully utilized in May 2024. The Company did not sell any shares of Class A common stock under the First ATM Program during the three months ended September 30, 2024. During the nine months ended September 30, 2024, the Company sold 10,275,033 shares of Class A common stock for net proceeds of $48.1 million.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
In May 2024, the Company filed a shelf registration statement on Form S-3 with the SEC that permits the offering of an aggregate of up to $95.0 million of shares of the Company’s Class A common stock or preferred stock, debt securities, warrants, and units (the “2024 Shelf Registration Statement”), including a prospectus for the sale of shares of its Class A common stock, having an aggregate value of up to $70.0 million (the “Second ATM Program”). During the three and nine months ended September 30, 2024, the Company sold 4,420,400 and 12,188,300 shares of Class A common stock for net proceeds of $13.7 million and $38.6 million, respectively, under the Second ATM Program. As of September 30, 2024, the Company had $30.1 million remaining eligible for sale under the Second ATM Program.
The Company pays Cantor a commission rate of up to 3.0% of the gross proceeds from any shares of Class A common stock sold through the Sales Agreement.
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
Employee Stock Purchase Plan
In August 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately upon the closing of the Business Combination. The ESPP permits eligible employees to purchase shares of Class A common stock at a price equal to 85.0% of the lower of the fair market value of Class A common stock on the first day of an offering or on the date of purchase. Additionally, the number of shares of Class A common stock reserved for issuance under the ESPP will automatically increase on January 1st of each year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by the lesser of (i) 1.0% of the total number of shares of Class A common stock outstanding on December 31 of the preceding year; (ii) 9,938,118 shares of Class A common stock; or (iii) a lesser number of shares of Class A common stock determined by the Board of Directors prior to the date of the increase (the “ESPP Evergreen Provision”). The ESPP Evergreen Provision is calculated using the number of legally outstanding shares of common stock and includes shares, such as unvested shares pursuant to early exercised stock options, that are not considered outstanding for accounting purposes. In accordance therewith, the number of shares of Class A common stock reserved for issuance under the ESPP increased by

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
2,679,473 on January 1, 2024. As of September 30, 2024, the maximum number of shares authorized for issuance under the ESPP was 11,085,810, of which 9,044,634 shares remained available under the ESPP.
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
During the three and nine months ended September 30, 2024, the Company recognized stock-based compensation expense of $0.6 million and $1.9 million for the ESPP, respectively. During the three and nine months ended September 30, 2023, the Company recognized stock-based compensation expense of $0.4 million and $1.0 million for the ESPP, respectively.
As of September 30, 2024, the total remaining stock-based compensation expense was $0.4 million for the ESPP, which is expected to be recognized over the current six-month offering period until November 30, 2024.
Annual Equity Awards
Subject to the achievement of certain performance goals established by the Company from time to time, the Company’s employees are eligible to receive an annual incentive bonus that will entitle them to an annual grant of restricted stock units (“RSUs”) that are fully vested on the date of grant. Furthermore, all annual equity awards are contingent and issued only upon approval by the Company’s Board of Directors or the Compensation Committee. During the three and nine months ended September 30, 2024, the Company recognized stock-based compensation expense of $4.2 million and $12.0 million, respectively, related to these annual equity awards. During the three and nine months ended September 30, 2023, the Company recognized stock-based compensation expense of $2.8 million and $8.8 million, respectively, related to these annual equity awards.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Stock Options
A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2024	3,174,114	$0.12	6.7	$19.1
Exercised	(776,766)	0.08		3.2
Expired/forfeited	(56,988)	0.10
Outstanding as of September 30, 2024	2,340,360	0.13	6.0	6.8

Exercisable as of September 30, 2024	1,477,280	$0.13	6.0	$4.3
Vested and expected to vest as of September 30, 2024	2,340,360	0.13	6.0	6.8
The Company recognized stock-based compensation expense of $0.6 million and $2.0 million for stock options for the three and nine months ended September 30, 2024, respectively. The Company recognized stock-based compensation expense of $0.6 million and $2.0 million for stock options for the three and nine months ended September 30, 2023, respectively.
As of September 30, 2024, the total remaining stock-based compensation expense for unvested stock options was $2.8 million, which is expected to be recognized over a weighted-average period of 0.5 years.
Restricted Stock Units
A summary of the Company’s RSU activity is as follows:

	Number of Shares	Weighted Average Grant Fair Value
Outstanding as of January 1, 2024	31,522,483	$4.99
Granted	15,490,694	4.31
Vested	(15,820,666)	5.03
Forfeited	(954,946)	3.88
Outstanding as of September 30, 2024	30,237,565	4.66
During the nine months ended September 30, 2024, the Company granted 2,735,840 RSUs under the Amended and Restated 2021 Plan, representing the annual equity awards for 2023. The RSUs were fully vested on the date of grant and settled in Class A common stock on a one-for-one basis. In addition, the Company granted 11,886,476 RSUs under the Amended and Restated 2021 Plan, which generally vest over a three- or four-year period with a one-year cliff and remain subject to forfeiture if vesting conditions are not met. Upon vesting, RSUs are settled in Class A common stock on a one-for-one basis. The shares of Class A common stock underlying RSU grants are not issued and outstanding until the applicable vesting date.
The Company granted 572,520 RSUs under the Amended and Restated 2021 Plan to certain executives, which vest over a three-year period with a pay out based on the Company’s relative performance of total shareholder return (“TSR”) compared with the annualized TSR of certain peer companies for the service period (the “PSUs”). The award payout can range from 0.0% to 200.0% of the initial grant, and is measured on each anniversary of the grant date. Upon vesting, the PSUs are settled in Class A common stock on a one-for-one basis. If an executive’s employment ends due to disability, death, termination without cause or resignation for good reason, the executive (or beneficiary) remains eligible under the award and, if the award is earned,

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
will receive a proration of the PSUs based on active employment during the annual service periods. In all other cases, the award will not vest and all rights to the PSUs will terminate.
The Company also granted 295,858 RSUs under the Amended and Restated 2021 Plan to an employee that pays out based on attainment of predefined performance goals so long as the employee remains employed by the Company over the ten-year performance period. The award payout can range from 0% to 100% of the initial grant.
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
One-quarter of each of the Founder Grants, totaling 10,004,612 shares of Class B common stock, vested immediately prior to the Closing Date pursuant to the terms and conditions of the Business Combination Agreement. On April 14, 2022, the vested 5,002,306 shares of Class B common stock of the Company’s former co-CEO were cancelled. On July 13, 2023, following the expiration of 15 months from the separation of the former co-CEO from the Company on April 13, 2022, the officer’s unvested 15,006,918 shares of Class B common stock for the remaining three tranches were forfeited. The Company then reversed the previously recognized stock-compensation expense of $59.1 million associated with these shares. During the three months ended September 30, 2024, the Board determined that the performance milestone for the second tranche of the outstanding Founder Grant, covering 5,002,306 shares of Class B common stock, was achieved. As of September 30, 2024, there were 10,004,612 RSUs outstanding, representing the remaining two tranches of the outstanding Founder Grant.
During the nine months ended September 30, 2024, the performance condition of the second tranche of the outstanding Founder Grant became probable of being achieved. For the three and nine months ended September 30, 2024, the Company recorded $4.1 million and $31.2 million of stock-based compensation expense, respectively, for the remaining three tranches of the outstanding Founder Grant in general and administrative expenses in the consolidated condensed statements of operations. For the three and nine months ended September 30, 2023, the Company recorded $8.2 million and $24.3 million of stock-based

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
compensation expense, respectively, for the remaining three tranches of the outstanding Founder Grants in general and administrative expenses in the consolidated condensed statements of operations.
For the three and nine months ended September 30, 2024, the Company recorded $10.6 million and $34.9 million of stock-based compensation expense, respectively, related to RSUs (excluding the Founder Grant). For the three and nine months ended September 30, 2023, the Company recorded $7.7 million and $19.2 million of stock-based compensation expense, respectively, related to RSUs (excluding the Founder Grants).
As of September 30, 2024, the total remaining stock-based compensation expense for unvested RSUs (including the remaining Founder Grant) was $113.9 million, which is expected to be recognized over a weighted-average period of 0.9 years.
Issuance of Class A Common Stock
During the three months ended September 30, 2024, the Company issued 1,380,520 shares of Class A common stock pursuant to its 2024 Shelf Registration Statement to certain service providers to satisfy $4.8 million of the Company’s outstanding amounts payable to those service providers.
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
The following table presents stock-based compensation expense included in each respective expense category in the consolidated condensed statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$11.1	$7.5	$34.6	$20.9
General and administrative	10.3	(34.9)	50.3	3.9
Total stock-based compensation expense	$21.4	$(27.4)	$84.9	$24.8
Warrants
A summary of the Company’s warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2024	20,788,247	$0.01	4.5	$127.4
Issued	57,050	0.01
Outstanding as of September 30, 2024	20,845,297	0.01	3.7	63.0

Vested and exercisable as of September 30, 2024	7,881,385	$0.01	2.6	$23.8
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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
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
The Company accounts for the Amended United Purchase Agreement and the United Collaboration Agreement under ASC 606, Revenue from Contracts with Customers. The Company identified the sale of each aircraft ordered by United as a separate performance obligation in the contract. As the performance obligations have not been satisfied, the Company has not recognized any revenue as of September 30, 2024.
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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
There was no other warrant expense recognized for the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, the Company recorded $0.0 million and $2.1 million in other warrant expense, respectively, in the consolidated condensed statement of operations related to the second sub-milestone under the fourth milestone, and a total of 2,211,264 warrants vested from achievement of this milestone.
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
As the Company is currently in pre-revenue stage and is not generating any revenue from the Stellantis Collaboration Agreement, all costs incurred with third parties are recorded based on the nature of the costs incurred. The Company accounts for the warrant in accordance with the provisions of ASC 718. The grant date fair value of each warrant was determined to be $1.93, which was the closing price of the Company’s Class A common stock on January 3, 2023. For each tranche of the warrant, the Company will recognize compensation costs as the related services are received from Stellantis on a straight-line basis over the associated service period. During the three and nine months ended September 30, 2024, the Company recorded $2.0 million and $6.1 million of research and development expense, respectively, in the consolidated condensed statements of operations in connection with the Stellantis Collaboration Agreement. During the three and nine months ended September 30, 2023, the Company recorded $4.4 million and $13.1 million of research and development expense, respectively, in the consolidated condensed statements of operations in connection with the Stellantis Collaboration Agreement.
On June 23, 2023, the Company issued 6,337,039 shares of Class A common stock to Stellantis in connection with the first milestone under the Stellantis Forward Purchase Agreement and received approximately $25.0 million in gross proceeds. On August 10, 2023, Stellantis waived certain conditions provided for in the Stellantis Forward Purchase Agreement relating to the Company’s actual achievement pursuant to Milestone 2 (as defined in the Stellantis Forward Purchase Agreement). In connection with this waiver, the Company submitted an election notice to draw down upon the $70.0 million applicable to Milestone 2, which equals 12,313,234 shares of the Company’s Class A common stock. This drawdown was completed on October 16, 2023. On June 27, 2024, the Company elected to draw down the $55.0 million remaining available under the Stellantis Forward Purchase Agreement associated with Milestone 3 (as defined in the Stellantis Forward Purchase Agreement). In accordance therewith, on July 1, 2024, the Company issued 17,401,153 shares of Class A common stock to Stellantis for gross proceeds of approximately $55.0 million.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Note 10 - Income Taxes
The Company recognized foreign current income tax provision of $0.1 million and $0.4 million during the three and nine months ended September 30, 2024. The Company recognized income tax provision of $0.1 million and $0.3 million during the three and nine months ended September 30, 2023. The Company did not record any deferred income tax provision for the three and nine months ended September 30, 2024 and 2023. For the three and nine months ended September 30, 2024 and 2023, the provision for income taxes differed from the United States federal statutory rate primarily due to foreign taxes currently payable. The Company realized no benefit for the current year losses due to a full valuation allowance against the United States and foreign net deferred tax assets.
In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Based upon the analysis of federal and state deferred tax balances, future tax projections, and the Company’s lack of taxable income in the carryback period, the Company did not believe it is more-likely-than-not that the net deferred tax assets will be realizable. Accordingly, the Company had provided a full valuation allowance against the entire domestic and the majority of the foreign net deferred tax assets as of September 30, 2024 and December 31, 2023. The Company intends to maintain the full valuation allowance against the United States net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
Note 11 - Liability Classified Warrants
As of September 30, 2024, there were 17,398,947 public warrants outstanding. Public warrants may only be exercised for a whole number of shares. No fractional shares are issued upon exercise of the public warrants. The public warrants became exercisable on October 30, 2021, 12 months after the closing of the initial public offering of Atlas, the predecessor of Archer. The public warrants will expire five years from the consummation of the Business Combination or earlier upon redemption or liquidation.
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
As of September 30, 2024, there were 8,000,000 private placement warrants outstanding. The private placement warrants are identical to the public warrants underlying the shares sold in the initial public offering of Atlas, except that the private placement warrants and the shares of Class A common stock issuable upon the exercise of the private placement warrants became transferable, assignable, and salable on October 16, 2021, 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private placement

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
warrants are held by someone other than the initial purchasers or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated condensed financial statements and related accompanying notes included elsewhere in this Quarterly Report and the audited consolidated financial statements as of and for the year ended December 31, 2023 set forth in our Annual Report. The following discussion includes forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. See the section titled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those set forth in Part I, Item 1A, “Risk Factors” in our Annual Report and those set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report.
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

Results of Operations
The following table set forth our consolidated condensed statements of operations for the periods indicated:

	Three Months Ended September 30,
	2024	2023	Change $	Change %
	(In millions)
Operating expenses
Research and development (1)	$89.8	$67.8	$22.0	32.4%
General and administrative (1)	32.3	(21.6)	53.9	NM
Other warrant expense	—	—	—	—%
Total operating expenses	122.1	46.2	75.9	NM
Loss from operations	(122.1)	(46.2)	(75.9)	NM
Other income (expense), net	1.4	(10.4)	11.8	NM
Interest income, net	5.5	5.1	0.4	7.8%
Loss before income taxes	(115.2)	(51.5)	(63.7)	NM
Income tax expense	(0.1)	(0.1)	—	—%
Net loss	$(115.3)	$(51.6)	$(63.7)	NM

	Nine Months Ended September 30,
	2024	2023	Change $	Change %
	(In millions)
Operating expenses
Research and development (1)	$263.1	$196.9	$66.2	33.6%
General and administrative (1)	122.4	140.6	(18.2)	(12.9)%
Other warrant expense	—	2.1	(2.1)	(100.0)%
Total operating expenses	385.5	339.6	45.9	13.5%
Loss from operations	(385.5)	(339.6)	(45.9)	13.5%
Other income (expense), net	31.3	(19.7)	51.0	NM
Interest income, net	15.9	10.8	5.1	47.2%
Loss before income taxes	(338.3)	(348.5)	10.2	(2.9)%
Income tax expense	(0.4)	(0.3)	(0.1)	33.3%
Net loss	$(338.7)	$(348.8)	$10.1	(2.9)%
NM=Not Meaningful.
(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Research and development	$11.1	$7.5	$34.6	$20.9
General and administrative	10.3	(34.9)	50.3	3.9
Total stock-based compensation expense	$21.4	$(27.4)	$84.9	$24.8
Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
Research and Development
Research and development expenses increased by $22.0 million, or 32.4%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, as we invested in people and materials to advance our technology development. The increase was primarily due to an increase of $10.1 million in personnel-related expenses due to a significant increase in our workforce from the prior year period, an increase of $6.9 million in costs related to professional services and tools and materials to support our increased research and development activities, and an increase of $3.6 million in stock-based compensation expenses. The remainder of the increase was made up of other incidental items.

Research and development expenses increased by $66.2 million, or 33.6%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, as we invested in people and materials to advance our technology development. The increase was primarily due to an increase of $31.3 million in personnel-related expenses due to a significant increase in our workforce from the prior year period, an increase of $19.0 million in costs related to professional services and tools and materials to support our increased research and development activities, and an increase of $13.7 million in stock-based compensation expenses. The remainder of the increase was made up of other incidental items.
General and Administrative
General and administrative expenses increased by $53.9 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was primarily due to a reversal of previously recognized stock-based compensation expense of $59.1 million associated with the forfeiture of the unvested portion of the Founder Grant issued to the Company’s co-founder and former co-CEO, and an increase of $6.0 million in professional service expenses mainly due to legal fees and expenses. The increase was partially offset by a decrease of $13.9 million in stock-based compensation expenses. See Note 9 - Stock-Based Compensation to our consolidated condensed financial statements for further details on our stock-based compensation. The remainder of the increase was made up of other incidental items.
General and administrative expenses decreased by $18.2 million, or 12.9%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease was primarily due to a decrease of $63.3 million in the charge for the Wisk Warrant, and a decrease of $11.2 million in professional service expenses mainly due to legal fees and expenses. The decrease was partially offset by a reversal of previously recognized stock-based compensation expense of $59.1 million associated with the forfeiture of the unvested portion of the Founder Grants issued to the Company’s co-founder and former co-CEO. See Note 7 - Commitments and Contingencies and Note 9 - Stock-Based Compensation to our consolidated condensed financial statements for further details on our commitments and contingencies and stock-based compensation, respectively. The remainder of the decrease was made up of other incidental items.
Other Warrant Expense
There was no other warrant expense recognized for each of the three months ended September 30, 2024 and 2023.
Other warrant expense decreased by $2.1 million, or 100.0%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease was primarily due to the vesting of United warrants associated with specific milestones during the nine months ended September 30, 2023. The warrants associated with the specific milestones fully vested in the first quarter of 2023. See Note 9 - Stock-Based Compensation to our consolidated condensed financial statements for further details on our warrants.
Other Income (Expense), Net
Other income (expense), net increased by $11.8 million and $51.0 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods ended September 30, 2023. The increase was primarily due to changes in fair value of our warrant liabilities. See Note 3 - Summary of Significant Accounting Policies to our consolidated condensed financial statements for further details.
Interest Income, Net
Interest income, net increased by $0.4 million, or 7.8%, and $5.1 million, or 47.2%, for the three and nine months ended September 30, 2024, respectively, compared to the same periods ended September 30, 2023. The increase was primarily due to interest income from our cash and cash equivalents.
Liquidity and Capital Resources
As of September 30, 2024, our principal sources of liquidity were cash and cash equivalents of $501.7 million. We have incurred net losses since our inception and to date have not generated any revenues. We expect to incur additional losses and higher operating expenses for the foreseeable future. We believe that our existing cash and cash equivalents will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements.
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
In November 2023, we filed a shelf registration statement on Form S-3 with the SEC and a related prospectus supplement pursuant to which we may, from time to time, sell shares of our Class A common stock, having an aggregate value of up to $70.0 million pursuant to a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), as the sales agent (the “First ATM Program”). The First ATM Program was fully utilized in May 2024. We did not sell any shares of Class A common stock under the First ATM Program during the three months ended September 30, 2024. During the nine months ended September 30, 2024, we sold 10,275,033 shares of Class A common stock for net proceeds of $48.1 million.
In May 2024, we filed a shelf registration statement on Form S-3 with the SEC that permits the offering of an aggregate of up to $95.0 million of shares of our Class A common stock or preferred stock, debt securities, warrants, and units (the “2024 Shelf Registration Statement”), including a prospectus for the sale of shares of our Class A common stock, having an aggregate value of up to $70.0 million (the “Second ATM Program”). During the three and nine months ended September 30, 2024, we sold 4,420,400 and 12,188,300 shares of Class A common stock for net proceeds of $13.7 million and $38.6 million, respectively, under the Second ATM Program. As of September 30, 2024, we had $30.1 million remaining eligible for sale under the Second ATM Program.
We pay Cantor a commission rate of up to 3.0% of the gross proceeds from any shares of Class A common stock sold through the Sales Agreement.
On June 27, 2024, pursuant to the forward purchase agreement (the “Stellantis Forward Purchase Agreement”) entered into on January 3, 2023 with Stellantis N.V. (“Stellantis”), we elected to draw down the $55.0 million remaining available under the Stellantis Forward Purchase Agreement associated with Milestone 3 (as defined in the Stellantis Forward Purchase Agreement). In accordance therewith, on July 1, 2024, we issued 17,401,153 shares of Class A common stock to Stellantis for gross proceeds of approximately $55.0 million.
On August 8, 2024, we entered into subscription agreements with certain investors providing for the private placement of our Class A common stock at a purchase price of $3.35 per share (the “PIPE Financing”). A portion of the PIPE Financing closed on August 12, 2024 for 49,283,582 shares of our Class A common stock for net proceeds of approximately $158.0 million, after deducting offering costs. The remaining portion of the PIPE Financing covering an aggregate of 2,982,089 shares of our Class A common stock to be issued and sold to Stellantis for gross proceeds of approximately $10.0 million is subject to the satisfaction of certain closing conditions, including approval by our stockholders.
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

The following includes our short-term and long-term material cash requirements from known contractual obligations as of September 30, 2024:
Notes Payable
See Note 6 - Notes Payable to our consolidated condensed financial statements for further details on our debt.
Leases
We lease office, lab, hangar, and storage facilities in the normal course of business. Under our operating leases as noted in Note 7 - Commitments and Contingencies to our consolidated condensed financial statements, we have current obligations of $5.9 million and long-term obligations of $15.1 million.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Net cash provided by (used in):
Operating activities	$(264.2)	$(187.6)
Investing activities	$(57.8)	$429.7
Financing activities	$358.9	$154.3
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
Net cash used in operating activities during the nine months ended September 30, 2024 was $264.2 million, resulting from a net loss of $338.7 million, adjusted for non-cash items consisting primarily of $84.9 million in stock-based compensation, a gain of $30.3 million due to a change in fair value of our warrant liabilities, $8.2 million in depreciation, amortization and other, $6.1 million of research and development warrant expenses related to the warrants issued to Stellantis (see Note 9 - Stock-Based Compensation to our consolidated condensed financial statements for further details), and a $5.6 million non-cash charge for the Wisk Warrant. The net cash provided by changes in our net operating assets and liabilities was $0.9 million.
Net cash used in operating activities during the nine months ended September 30, 2023 was $187.6 million, resulting from a net loss of $348.8 million, adjusted for non-cash items consisting primarily of a $75.3 million non-cash charge comprised of a $26.3 million non-cash charge associated with the initial vested share tranche and a $49.0 million non-cash charge for the unvested portion of the Wisk Warrant, relating to the Technology and Dispute Resolution Agreements (see Note 7 - Commitments and Contingencies to our consolidated condensed financial statements for further details), a loss of $25.8 million due to a change in fair value of our warrant liabilities, $24.8 million in stock-based compensation which includes the reversal of $59.1 million of stock-based compensation expense related to the forfeiture of one of the Founder Grants, and $13.1 million of research and development warrant expenses related to the warrants issued to Stellantis (see Note 9 - Stock-Based Compensation to our consolidated condensed financial statements for further details). The net cash provided by changes in our net operating assets and liabilities of $18.2 million was primarily related to a $10.3 million increase in accounts payable due to timing of payments and a $5.9 million decrease in prepaid expenses, primarily due to the release of payments from the receipt of goods and services during the period.
Cash Flows Provided by (Used in) Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2024 was $57.8 million, driven by purchases of property and equipment within the period.

Net cash provided by investing activities during the nine months ended September 30, 2023 was $429.7 million, driven by proceeds from maturities of short-term investments of $465.0 million, partially offset by purchases of property and equipment of $35.3 million within the period.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2024 was $358.9 million, driven by gross proceeds from the PIPE Financing of $165.1 million, proceeds from shares issued under the First ATM Program and Second ATM Program of $87.0 million, proceeds from issuance of debt of $57.5 million, proceeds from issuance of Class A common stock to Stellantis with an aggregate value of $55.0 million, partially offset by payments of offering costs in connection with the PIPE Financing for $7.1 million .
Net cash provided by financing activities during the nine months ended September 30, 2023 was $154.3 million, driven by gross proceeds from the PIPE financing of $145.0 million, proceeds from issuance of Class A common stock to Stellantis with an aggregate value of $25.0 million, partially offset by the repayment of term loans to Silicon Valley Bank, a division of First-Citizens Bank, for $7.5 million and payments of offering costs in connection with the PIPE financing for $6.0 million.
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
We are exposed to market risk for changes in interest rates applicable to our borrowings and investments in money market funds. The Loan under the Credit Agreement accrues interest from and including the date the applicable advance is made but excluding the repayment date at the secured overnight financing rate (“SOFR”), plus 2.0% subject to a SOFR floor of 0.0%. Additionally, we had cash, cash equivalents, and restricted cash totaling $508.4 million as of September 30, 2024. Cash equivalents were invested in money market funds. The primary objectives of our investment activities are to preserve principal and achieve liquidity requirements. We do not enter into investments for trading or speculative purposes. A hypothetical 100 basis point change in interest rates applicable to the Loan under the Credit Agreement or with respect to our investment portfolio would not have a material impact on the fair value of our borrowings and investment portfolio for the periods presented and our future interest income and expense.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Since the shares of our Class B common stock represented less than 10.0% of all outstanding shares of our common stock during the year ending December 31, 2024, pursuant to the terms of our certificate of incorporation, we anticipate each outstanding share of Class B common stock will be automatically converted into Class A common stock on December 31, 2024. This conversion will result in immediately diluting the voting interests of the holders who previously held Class B common stock.
The final terms of our proposed contract manufacturing relationship with Stellantis and its affiliates remain uncertain and are subject to the negotiation of definitive documentation.
We entered into a memorandum of understanding, effective November 1, 2024, with FCA USA LLC, a wholly-owned subsidiary of Stellantis N.V. (‘Stellantis”) containing additional detail regarding the terms of the planned contract manufacturing relationship with Stellantis that we previously announced on August 8, 2024. Although the memorandum of understanding requires us and FCA USA LLC to use reasonable best efforts to finalize and execute the contract manufacturing agreement governing the contracting manufacturing relationship by November 30, 2024, there is no assurance that we will execute the contract manufacturing agreement on that timeline or at all.

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
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans. During the three months ended September 30, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K, except as described below:
On September 4, 2024, Tosha Perkins, Chief People and Partnerships Officer of the Company, modified a trading arrangement that was originally adopted in May 2024. The modified trading arrangement, which expires on November 17, 2025, provides for the sale of up to an aggregate of 172,428 shares of Class A common stock pursuant to the terms of the plan.
On September 5, 2024, Tom Muniz, Chief Technology Officer of the Company, adopted a trading arrangement for the sale of the Company’s Class A common stock, which expires September 5, 2025, and provides for the sale of up to 588,428 shares of Class A common stock pursuant to the terms of the plan.
On September 5, 2024, Eric Lentell, General Counsel of the Company, adopted a trading arrangement for the sale of the Company’s Class A common stock, which expires December 31, 2024, and provides for the sale of up to 78,442 shares of Class A common stock pursuant to the terms of the plan.
On September 13, 2024, Michael Spellacy, a member of the Board of Directors of the Company, adopted a trading arrangement for the sale of the Company’s Class A common stock held by Mr. Spellacy and Achill, LLC, which is controlled by Mr. Spellacy. The trading arrangement expires on September 12, 2025 and provides for the sale of up to 254,513 shares of Class A common stock held by Mr. Spellacy and 278,487 shares held by Achill Holdings, LLC, pursuant to the terms of the plan.
All of the trading arrangements listed above are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Transactions made pursuant to such trading arrangements will be disclosed publicly in future Section 16 filings to the extent required by law.

Item 6. Exhibits

Exhibit	Description
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-39668), filed on August 8, 2024)
10.2	Form of Stellantis Subscription Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-39668), filed on August 8, 2024)
10.3	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 001-39668), filed on August 8, 2024)
10.4	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K (File No. 001-39668), filed on August 8, 2024)
10.5	Form of Stellantis Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to Form 8-K (File No. 001-39668), filed on August 8, 2024)
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ARCHER AVIATION INC.

November 7, 2024	By:	/s/ Priya Gupta
Priya Gupta
Interim Chief Financial Officer (Principal Financial and Accounting Officer)