Form 10-K
period 2024-12-31
Archer Aviation Inc.
filed 2025-02-28
CIK 1824502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2024, the last business date of the registrant’s recently completed second fiscal quarter, was approximately $1.1 billion, based on the closing price reported for such date on the New York Stock Exchange.
As of February 21, 2025, the number of shares of the registrant’s Class A common stock outstanding was 542,470,264. There were no shares of the registrant’s Class B common stock outstanding as of the same date.
Documents Incorporated by Reference
Part III of this Form 10-K (the “Annual Report”) incorporates by reference certain information from the Registrant's Definitive Proxy Statement (“Proxy Statement”) relating to the 2025 Annual Meeting of Stockholders or an amendment to this report under cover of Form 10-K/A to be filed within 120 days of the end of its fiscal year ended December 31, 2024.

Archer Aviation Inc.
10-K
For the Fiscal Year Ended December 31, 2024

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements. All statements, other than statements of present or historical fact, included or incorporated by reference in this Annual Report regarding our future financial performance, as well as our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans, and objectives of management are forward-looking statements. When used in this Annual Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would,” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.
These forward-looking statements are based on information available as of the date of this Annual Report, and current expectations, assumptions, hopes, beliefs, intentions and strategies regarding future events. Accordingly, forward-looking statements in this Annual Report and in any document incorporated herein by reference should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include those described in Part I, Item 1A, “Risk Factors” in this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”) that disclose risks and uncertainties that may affect our business. Moreover, new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks and uncertainties, the future events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
•We are still developing our eVTOL aircraft, have not yet obtained governmental certification of our eVTOL aircraft under development and have yet to manufacture or deliver any aircraft to customers, which makes evaluating our business and future prospects difficult and increases the risk of investment in our securities.
•The eVTOL aircraft industry may not continue to develop, eVTOL aircraft may not be adopted by the market, eVTOL aircraft may not be certified by government authorities or eVTOL aircraft may not be an attractive alternative to existing modes of transportation, any of which could adversely affect our prospects, business, financial condition and results of operations.
•We are in the early stages of developing our defense program and have not developed, and may be unable to develop a VTOL aircraft that meets the requirements of the defense industry, and we can provide no assurance that we will achieve some or any of the expected benefits of the program.
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
•Our aerial ride sharing operations will initially be concentrated in a small number of metropolitan areas, which makes our business particularly susceptible to infrastructure, economic, social, weather, regulatory conditions or other circumstances affecting these areas.
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
•Our business may be adversely affected by the current global political and macroeconomic challenges, including the effects of inflation, volatile interest rates or an economic downturn or recession.
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
•We are subject to cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our aircraft, as well as our customer and other confidential data or proprietary information processed by us or third-party vendors.
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

Part I
Item 1. Business
Overview
Headquartered in Silicon Valley, California, Archer is developing the technologies and aircraft to power the future of advanced aviation. We plan to provide customers with advanced aircraft and related technologies and services in the United States and internationally in both the commercial and defense sectors. We unveiled our first planned production aircraft, an electric vertical take-off and landing (“eVTOL”) aircraft, Midnight, in November 2022. In December 2024, we launched Archer Defense, entering into a strategic partnership with Anduril Industries Inc. (“Anduril”) to jointly develop a next-generation aircraft for defense applications. In December 2024, we completed construction of our high-volume aircraft manufacturing facility, ARC, located in Covington, Georgia. We plan to start our initial production of aircraft at this facility in the first half of 2025 and ramp our production there to support our commercialization efforts. We are first and foremost working to commercialize our Midnight aircraft which is intended to be used in air taxi operations in and around major cities around the world. To do so, we are working with aviation authorities, countries, cities, and strategic partners in select locations globally to obtain certification of our Midnight aircraft and build out urban air mobility (“UAM”) networks that will utilize our Midnight aircraft in their operations. Our goal is to begin early commercial operations with our Midnight aircraft in Abu Dhabi in the United Arab Emirates (“UAE”) and ramp our operations from there. In parallel, we plan to continue to advance the development of our aircraft for Archer Defense, as well as other technologies to support the future of advanced aviation.

Our Planned Lines of Business

By maintaining an innovative and disciplined approach to new product and service development, manufacturing, and commercialization we believe that we can deliver advanced aviation technologies and solutions that can service a broad range of industries and applications. We intend to operate in the following areas:

•Commercial: This is planned to consist of the sale of our commercial aircraft (“Archer Direct”), such as Midnight, to aircraft operators as well as technologies and services related thereto, including, commercial launch (i.e., certification, testing, training, demonstration, market survey and early trial operations), and maintenance and repair. In addition, we plan to provide direct-to-consumer aerial ride share services utilizing our aircraft and potentially others in select metropolitan areas around the world with consumers being able to book rides via an app-based platform (“Archer UAM”).

•Defense: This is planned to consist of the sale of next-generation aircraft and related technologies for defense applications. Our initial product is intended to be a hybrid-propulsion, vertical take-off and landing (“VTOL”) aircraft that we are jointly developing with Anduril. We have also been partnering with the Department of Defense (“DoD”) since 2021 on a series of projects through the United States Air Force’s (“USAF”) AFWERX program with the goal of helping the AFWERX Agility Prime program assess the transformational potential of the vertical flight market and eVTOL technologies for DoD purposes. We continue to advance this partnership and deliver under the related contracts we have entered into with the USAF, which include the delivery of our Midnight aircraft to the USAF, the sharing of additional flight test data and certification related test reports, pilot training, and the development of maintenance and repair operations.

To date, we have not generated significant revenue from either of these planned areas. We will use our cash and cash equivalents for the foreseeable future as we continue to develop our commercial aircraft, defense aircraft, related technologies, manufacturing operations and work to commercialize our commercial and defense aircraft. The amount and timing of any future capital requirements will depend on many factors, including the pace and results of the design and development of our aircraft and manufacturing operations, as well as our progress in obtaining necessary aircraft certifications and other government approvals to begin commercial operations. For example, any significant delays in obtaining such certifications and other government approvals may require us to raise additional capital above our existing cash on hand and delay our generation of significant revenues.

Our Aircraft

Our Midnight aircraft is designed around our proprietary 12-tilt-6 distributed electric propulsion platform. Midnight is the evolution of our demonstrator aircraft, Maker, which we developed and used to validate its aircraft configuration and key enabling technologies. Midnight is designed to carry four passengers plus a pilot, bring an enhanced level of safety and deliver on a reduced level of noise as compared to traditional helicopters. Our Midnight aircraft is built around key advanced aviation technologies we have developed, including what we believe to be cutting-edge electric propulsion and flight control systems. We have paired those with systems and components sourced from leading aerospace suppliers many of which are already being used on certified aircraft today, with the goal of reducing Midnight’s certification risk, as well as its development timelines and costs. The aircraft is purpose-built for its intended use case of air taxi operations in major cities across the globe, with its range and payload being optimized around back-to-back short distance trips of around 20-miles, with minimal charging time between trips. Our approach to designing Midnight focuses on combining high function and high emotion, with the goal of inspiring passengers to want to experience it, similar to the feeling that was evoked during the Golden Age of aviation in the 1950s.

We continue to work to optimize our Midnight aircraft design for both manufacturing and certification. The development of an eVTOL aircraft that meets our business requirements demands significant design and development efforts on all facets of the aircraft. We believe that by bringing together a mix of talent with eVTOL, traditional commercial aerospace, as well as electric propulsion backgrounds, we have built a team that enables us to move through the design, development, and certification of our eVTOL aircraft, thus helping us to achieve our end goal of bringing to market our eVTOL aircraft as efficiently as possible. We continue to work to certify Midnight with certain aviation authorities around the globe so that it can be used in our planned commercial operations as soon as possible.

Our aircraft under development for Archer Defense is planned to be a hybrid-propulsion, Midnight-like VTOL aircraft with both a low thermal and acoustic signature purpose built for next generation defense use cases. We are jointly developing this aircraft with Anduril. Our goal is to bring together our ability to rapidly develop advanced VTOL aircraft using existing commercial parts and supply chains and Anduril's deep expertise in artificial intelligence, missionization, and systems integration, to accelerate the speed to market for critical hybrid VTOL aircraft capabilities at a fraction of the cost of more traditional alternatives. To support this effort, we intend to invest in the development of our hybrid-propulsion platform, as well as in critical capabilities like the manufacturing of composites and battery cells needed for this aircraft and also potentially on our commercial aircraft.

Manufacturing Operations & Supply Chain Build-Out

We are in the process of developing the infrastructure necessary to manufacture our aircraft and propulsion systems reliably, at scale, and in a cost effective manner. That involves two main aspects: developing the necessary component supply chain and building out our manufacturing operations.

With regards to the sourcing of our components, a key aspect of our strategy has been to focus our internal component development efforts on only the key enabling technologies like our electric and hybrid propulsion systems, flight control software and composites. For those areas that are not differentiating technologies we aim to leverage the existing aerospace supply base to supply us with components many of which are already being used in certified aircraft today. We continued to mature our portfolio of suppliers that will provide us with components for the scaled manufacturing of our Midnight aircraft. We are dependent on the ability of a number of U.S. and non-U.S. suppliers and service providers to meet performance specifications, quality standards and delivery schedules at our targeted costs as we work towards developing and manufacturing, and ultimately commercialization of, our aircraft. The most important raw materials used by our suppliers in the manufacturing of the components for our aircraft Midnight include aluminum and composites.

With regards to our manufacturing operations, we currently have manufacturing facilities in Silicon Valley, California and Covington, Georgia. Our manufacturing facilities in Silicon Valley are being utilized to build certain of the initial Midnight aircraft used as part of our certification and early commercialization efforts, as well as the electric propulsion systems that are used in the Midnight aircraft and will be used in our production aircraft post-certification. Our manufacturing facility in Covington, ARC, is to be utilized for ramping manufacturing of our aircraft to a high rate. We completed construction of this facility in December 2024 and plan to begin manufacturing aircraft there in the first half of 2025 and ramp our production from there to support our commercialization efforts. This facility is a 350,000 square-foot facility that is designed to be capable of ramping up to support production of up to 650 aircraft per year. We have also designed that facility so that it can be expanded to approximately 900,000 square feet to support our longer-term production targets of over 2,000 aircraft per year. We are working to finalize our planned agreement with Stellantis N.V. (“Stellantis”) pursuant to which they will serve as the contract manufacturer of our Midnight aircraft at ARC with the goal of helping us scale Midnight’s manufacturing to 650 aircraft annually by 2030 through an obligation to cover manufacturing labor costs as well as certain capital expenditures. Pursuant to this planned arrangement, we expect to issue to Stellantis shares of our Class A common stock from time to time, with the number of such shares of Class A common stock to be based on the labor, capital expenditures and certain other costs incurred by Stellantis in connection with the contract manufacturing relationship. We expect that this facility will also be able to support the scaling of our defense aircraft that is under development.

Competition

The commercial aerospace and defense industries include many strong U.S. and international competitors. Key characteristics of the commercial aerospace and defense industry include long development cycles and intense competition. Key competitive factors in developing products and services for the commercial and defense industries include technological innovation, safety, performance, quality, reliability, performance, serviceability, and cost. In the defense industry specifically, it is typical to work on development programs in partnership with companies who may also be your competitors and involve a competitive bid process to be awarded a contract.

Furthermore, for us, competition within our planned commercial air taxi service will include competition with ground based alternatives, such as personal automobiles and ride-sharing services, as well as existing aircraft and helicopter charter services. The market for these services is intensely competitive and characterized by rapid changes in technology, shifting levels of demand and frequent introduction of new services and offerings. Key competitive factors include safety, trip duration, technology, overall user experience, and cost.

Our goal in the commercial area is to differentiate ourselves by delivering aircraft, and related technologies and services that deliver superior design and performance, safety, reliability and quality. Our goal in the defense area is to differentiate ourselves by delivering aircraft and related technologies and services that accelerate the time to market for critical advanced aviation technologies at a fraction of the cost of more traditional alternatives. For additional information about competition, see “Risk Factors” in Item 1A of this Annual Report.

Government Regulation and Compliance

Globally, our commercial aircraft will be required to comply with regulations governing aircraft design, production and airworthiness. In the United States, the regulations are put forth by the Federal Aviation Administration (“FAA”) and Department of Transportation (“DOT”). Outside the United States, similar requirements are generally administered by the national civil aviation and transportation authorities of each country. We continue to focus our efforts on obtaining certification from the FAA of our aircraft in the United States, the General Civil Aviation Authority (“GCAA”) of the UAE and engaging with key decision makers in the initial cities in the United States and UAE which we plan to operate our aircraft. We also work with similar government authorities in the other international markets where we are targeting commercialization.

The following describes the key certifications necessary for us to design, manufacture, sell and operate our aircraft in the United States:

•Designing our aircraft: Type certification in the United States is the FAA’s approval process for new aircraft designs and covers the design of the aircraft and all required components and parts. Our initial aircraft type certification will be required to meet the criteria set forth by the FAA through a “special class” definition under 14 CFR Part 21.17(b). In May 2024, the FAA published the Final Rule with the final airworthiness criteria for our Midnight aircraft and in June 2024, we then finalized our certification basis with the FAA. We are continuing to work with the FAA to agree on the Means of Compliance with the FAA, which is the detailed list of design, analysis and testing standards that will be used to demonstrate that the aircraft is safe and complies with the Airworthiness Criteria. We initially submitted a comprehensive proposal for Midnight’s Means of Compliance to the FAA back in December of 2021. We are continuing to work with the FAA to close out our remaining Means of Compliance with the FAA publication of our final rule Airworthiness Criteria and we do not see any significant design risks with the remaining Means of Compliance areas that have not yet been agreed to. Lastly, we are also working with the FAA to review and provide final acceptance of our subject specific certification plans (“SSCPs”). SSCPs provide precise detail on each of the specific tests and analyses that will be completed during the implementation phase of our Type Certification program, in which we actually demonstrate to the FAA that Midnight meets all relevant FAA requirements necessary to receive Type Certification.

•Producing our aircraft: Production certification is the FAA’s approval for us to be able to manufacture our Midnight aircraft as approved by the FAA per the Type Certified design. To obtain production certification from the FAA, we must demonstrate that our organization and our personnel, facilities, and quality system can produce our aircraft such that they conform to its approved design. As discussed above, we are working to develop the systems and processes we will need to obtain our FAA production certification with the goal of obtaining such certification shortly following receipt of Midnight’s Type Certification approval.

•Selling our aircraft: Production certification is the FAA’s approval for us to be able to manufacture our Midnight aircraft as approved by the FAA per the Type Certified design. To obtain production certification from the FAA, we must demonstrate that our organization and our personnel, facilities, and quality system can produce our aircraft such that they conform to its approved design. As discussed above, we are working to develop the systems and processes we will need to obtain our FAA production certification with the goal of obtaining such certification shortly following receipt of Midnight’s Type Certification approval.

•Operating our UAM service: The FAA and the DOT have primary regulatory authority over air transportation operations in the United States. To operate our UAM service, we are required to hold a Part 135 Air Carrier and Operator Certificate and register as an air taxi operator with the DOT. In 2024, we obtained our Part 135 Air Carrier and Operator Certificate from the FAA, which allows us to begin operating aircraft commercially to refine our systems and procedures in advance of launching Midnight into commercial service. In February 2024, we received our Part 145 Repair Station Certificate, which lays the foundation for us to operate repair stations that perform maintenance, repair and overhaul services on our aircraft and we received our Part 141 Certificate which enables us to train and qualify pilots in our training academy. We expect that as we build out our UAM service there will be additional federal, state and local laws, regulations and other requirements that will cover our operations. For example, take-off and landing locations (e.g., airports and heliports) typically require state and local approval for zoning and land use and their ongoing use are subject to regulations by local authorities in addition to the FAA requirements. Therefore, we have already begun, and will continue to grow, our engagement and collaboration with the cities in which we intend to operate our UAM service in an effort to ensure that it operates in a safe manner.

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

Facilities

We are currently headquartered in Silicon Valley, California with additional offices, research and development facilities, and flight test facilities in the San Francisco Bay Area and Salinas, California. We have manufacturing facilities in both Silicon Valley, California and Covington, Georgia.

Our Employees and Human Capital

Our strategy has been and continues to be to hire top talent across various disciplines to build the best products and deliver the best services possible. We believe we have assembled a world-class team with extensive experience across the key engineering and manufacturing disciplines, including, in aerodynamics, electric propulsion, batteries, and flight controls, as well as key personnel necessary to help us ensure that we progress efficiently through the certification of our aircraft and towards the operation of our commercial business. The fabric of this team is that we are curious, talented, and passionate people. We embrace collaboration and creativity and encourage the iteration of ideas to address the complex challenges our industry faces. We believe our team and culture differentiates us versus our competitors and will be a key driver of our long-term success.

Because we recognize that our people are critical for our continued success, we work hard to create an environment where employees can have fulfilling careers, and be happy, healthy, and productive. Furthermore, we are committed to making safety a part of everything we do. Our approach to safety is a part of every aspect of our company, from design and engineering to our manufacturing, flight test, and aircraft operations. We are committed to not just meeting, but exceeding, the rigorous safety standards of our industry. We work hard to foster a robust employee safety culture that emphasizes accountability and transparency. The safety culture we want at Archer is focused on the following key principles:

•Safety is a part of our ethical responsibility to our employees, customers, and the communities in which we do business
•Safety is essential to our success, and therefore we must not leave safety questions unanswered, we must work to address risks when they are discovered
•Safety cannot be delegated, all Archer’s must take personal responsibility for fostering the safety culture at Archer

As of December 31, 2024, we had a workforce of 1,148 people, including 774 full-time employees and 374 contingent workers. We have not experienced any work stoppages and generally consider our relationship with our employees to be good. None of our employees are subject to a collective bargaining agreement or represented by a labor union.

Intellectual Property

We rely on various intellectual property laws, confidentiality procedures and contractual terms to protect our proprietary technology and our brand. We have registered and applied for the registration of U.S. and international trademarks, service marks and domain names. We have also filed patent applications in the United States and foreign countries covering certain of our technology. In general, our issued patents expire between 2040 and 2045.

Business Combination

We went public through a de-SPAC transaction in September 2021 as a result of the merger agreement that was entered into in February 2021 (the “Business Combination Agreement”) by Archer Aviation Inc., a Delaware corporation (that existed prior to the closing of the Business Combination (as defined below), “Legacy Archer”), Atlas Crest Investment Corp., a Delaware Corporation (“Atlas”) and Artemis Acquisition Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Atlas (“Merger Sub”). Pursuant to the terms of the Business Combination Agreement, a business combination of Legacy Archer and Atlas was effected by the merger of Merger Sub with and into Legacy Archer, with Legacy Archer surviving the merger as a wholly-owned subsidiary of Atlas (collectively with the other transactions described in the Business Combination Agreement, the “Business Combination”). Following the consummation of the Business Combination on September 16, 2021, Legacy Archer changed its name to Archer Aviation Operating Corp., and Atlas changed its name to Archer Aviation Inc. and it became the successor registrant with the Securities and Exchange Commission (“SEC”). Our Class A common stock and public warrants are listed on the NYSE under the symbols “ACHR” and “ACHR WS,” respectively. Our Class A common stock and public warrants are listed on the NYSE under the symbols “ACHR” and “ACHR WS,” respectively.

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

The live webcasts and replays of our earnings calls are made available via our investor relations website. Our investor relations website also provides notifications of news or announcements regarding our financial performance and certain other news and information that may be material or of interest to our investors, including SEC filings, investor events, press and earnings releases. We use the following, as well as other social media channels, to disclose public investors, the media and others:

•our website (www.archer.com);
•Facebook account (https://www.facebook.com/FlyArcher);
•X (@ArcherAviation and @adamgoldstein13);
•LinkedIn (https://www.linkedin.com/company/flyarcher and https://www.linkedin.com/in/adam-goldstein-7b662121/);
•Instagram (https://www.instagram.com/flyarcher/ and https://www.instagram.com/adamgoldstein.archer/) and
•YouTube (https://www.youtube.com/c/ArcherAviation).

Our officers may use similar social media channels to disclose public information. It is possible that certain information we or our officers post on our website and on social media could be deemed material, and we encourage investors, the media and others interested in Archer to review the business and financial information we or our officers post on our website and on the social media channels identified above. The information on our website and those social media channels is not incorporated by reference into this Annual Report on Form 10-K.

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
As of December 31, 2024, we incurred a net loss of $536.8 million, and we have incurred a net loss of approximately $1.7 billion since inception. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin generating significant revenues from our planned lines of business. Even if we are able to successfully launch our planned lines of business, there can be no assurance that such lines of business will be financially viable.
We expect the rate at which we will incur losses could be significantly higher in future periods as we:
•continue to design, develop, manufacture, certify and market our aircraft;
•continue to design and develop UAM networks;
•initiate and develop our new defense program;
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

We are still developing our eVTOL aircraft, have not yet obtained governmental certification of our eVTOL aircraft under development and have yet to manufacture or deliver any aircraft to customers, which makes evaluating our business and future prospects difficult and increases the risk of investment in our securities.
We were incorporated in October 2018 and have a limited operating history in designing, developing, and working to certify an eVTOL aircraft. Our eVTOL aircraft is in the development stage and we are still working with the FAA in the U.S. and equivalent government authorities in certain other countries in an attempt to obtain type certification of our eVTOL aircraft. While we have received our Part 135 Air Carrier Certificate in the U.S. from the FAA and anticipate being able to obtain the remaining required authorizations and certifications, we may be unable to do so on our projected timeline or at all. As an organization, we have no experience in volume manufacturing of aircraft. Some of our current and potential competitors are larger and have substantially greater resources than we have and expect to have in the future. As a result, those competitors may be able to devote greater resources to the development of their current and future technologies, the promotion and sale of their offerings, and/or offer their technologies at lower prices. In particular, our competitors may be able to receive type, production or airworthiness certification from the FAA covering their eVTOL aircraft prior to us receiving such certifications. Our current and potential competitors may also establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and offerings. Further, it is possible that domestic or foreign companies or governments, some with greater experience in the aerospace industry or greater financial resources than we possess, will seek to provide products or services that compete directly or indirectly with ours in the future. Any such foreign competitor, for example, could benefit from subsidies from, or other protective measures by, its home country from which we may not be able to benefit.
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
•obtain the necessary regulatory approvals in a timely manner, including receipt of FAA certifications covering our aircraft and, in turn, any other government approvals necessary for manufacturing, marketing, selling and operating UAM networks or selling our aircraft, or for operating our defense program;
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
•anticipate and adapt to changing market conditions, including technological developments and changes in competitive landscape; and
•navigate an evolving and complex global regulatory environment.
If we fail to adequately address any or all of these risks and challenges, our business may be harmed.

Our business plan requires a significant amount of capital. In addition, our future capital needs may require us to issue additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.
We expect our capital expenditures and operating expenses to continue to be significant in the foreseeable future as we develop our aircraft and business, and that our level of capital expenditures and operating expenses will be significantly affected by the aircraft development and certification process as well as subsequent customer demand for our aircraft. We believe our current cash and cash equivalents and other sources of liquidity, including borrowings under our Credit Agreement, will be sufficient to fund our current operating plan for at least the next 12 months. However, we expect that over the coming years we will continue to make significant investments in our business, including development of our aircraft and related technologies, ramping up manufacturing, building out our UAM networks, development of our defense program, and investments in our brand.
Our investments and expenses may be greater than currently anticipated or there may be investments or expenses that are unforeseen, and we may not succeed in acquiring sufficient capital to offset these expenses and achieve significant revenue generation. We have a limited operating history and no historical data on the demand for our planned commercial and defense areas of our business. As a result, our future capital requirements are difficult to predict and our actual capital requirements may be different from those we currently anticipate. We may need to seek equity or debt financing to finance a portion of our future capital requirements. Such financing might not be available to us when needed or on terms that are acceptable, or at all.
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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. If any of our counterparties to our financial instruments, including funds held in uninsured deposit accounts, credit agreements, letters of credit and certain other financial instruments, are impacted by liquidity issues and placed into receivership, we may be unable to access such funds. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.
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
The markets for eVTOL aircraft are still in development, and our success in these markets is dependent upon our ability to effectively design, develop, and certify eVTOL aircraft and to market and gain traction of air UAM as a substitute for existing methods of transportation, as well as the effectiveness of our other marketing and growth strategies. If the public, or in the case of our defense program, government entities, do not perceive eVTOL aircraft/UAM as beneficial or choose not to adopt eVTOL aircraft/UAM as a result of concerns regarding safety, noise, affordability or for other reasons, then the market for our offerings may not materialize, may develop more slowly than we expect or may not achieve the growth potential we expect, any of which could harm our business, financial condition and results of operations.

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
eVTOL aircraft involve a complex set of technologies, which we must continue to further develop and rely on our commercial and defense program customers to adopt. However, before eVTOL aircraft can fly passengers, we must receive requisite certifications and approvals from applicable governmental authorities. There are currently no eVTOL aircraft certified by the FAA for commercial operations in the United States, and there can be no assurance that our design, development and certification efforts will result in our receiving FAA certification of our aircraft. In order to achieve FAA certification, the performance, reliability and safety of eVTOL aircraft must be established, none of which can be assured. In particular, there is a risk that we will not obtain one or more certifications from the FAA that are required for ultimate commercial use of our aircraft, or that we will experience delays in receiving one or more of these certifications. Even if our eVTOL aircraft receive type certification, production certification, and airworthiness certification, eVTOL aircraft operators must conform eVTOL aircraft to their operational licenses, which requires FAA approval, and individual pilots also must be licensed and approved by the FAA to fly eVTOL aircraft, which could contribute to delays in any widespread use of eVTOL aircraft and potentially limit the number of eVTOL aircraft operators available to purchase aircraft from or partner with us.
Additional challenges to the adoption of our aircraft, technologies and related services, all of which are outside of our control, include:
•market acceptance of eVTOL aircraft;
•state, federal or municipal regulatory and licensing requirements for our eVTOL aircraft and UAM network operations;
•necessary changes to existing infrastructure to enable adoption, including installation of necessary charging and other equipment; and
•public perception regarding the safety of eVTOL aircraft.
There are a number of existing laws, regulations and standards that may apply to eVTOL aircraft, including standards that were not originally intended to apply to electric aircraft. The promulgation of additional federal, state, and local laws and regulations that address eVTOL aircraft more specifically, such as the operational regulations, or Special Federal Aviation Regulation (“SFAR”), adopted by the FAA in October 2024, could delay our ability to commercially launch our eVTOL aircraft and UAM network. In addition, depending on the nature of any revised regulations, we may need to modify our approach to certification, it may be difficult for us to timely comply with such regulations, and we may not be able to timely achieve FAA type certification for our aircraft. Further, we have designed our aircraft to be certified under the current FAA regulatory framework. If the applicable FAA regulations are substantially changed or new regulations are adopted, we may need to modify the design of our aircraft to comply with the new regulations, which could cause us to incur significant expenses and scheduling delays in commercializing our aircraft and launching UAM services, which could adversely affect our prospects, business, financial condition and results of operations.
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
The operation of aircraft is subject to various risks, and demand for air transportation, including our UAM offerings and defense program, has and may in the future be impacted by accidents or other safety issues regardless of whether such accidents or issues involve our eVTOL aircraft or third-party eVTOL aircraft. Air transportation hazards, such as adverse weather conditions and fire and mechanical failures, may result in death or injury to personnel and passengers, which could impact client or passenger confidence in a particular aircraft type or the air transportation services industry as a whole and could lead to a reduction in passenger volume, particularly if such accidents or disasters were due to a safety fault. Safety statistics for air travel are reported by multiple parties, including the DOT and National Transportation Safety Board, and are often separated into categories of transportation. Because our UAM offerings and defense program may include a variety of transportation methods, fliers may have a hard time determining how safe eVTOL aircraft and UAM services are and their confidence in eVTOL aircraft and UAM may be impacted by, among other things, the classification of accidents in ways that reflect poorly on eVTOL aircraft and UAM services, including the transportation methods UAM services utilize.

We believe that safety and reliability are two of the primary attributes our potential customers consider when selecting air transportation services. Any failure by us to maintain standards of safety and reliability that are satisfactory to fliers could adversely impact our ability to attract and retain customers. We are at risk of adverse publicity stemming from any public incident involving us, our people or our brand. Such an incident could involve the actual or alleged behavior of our employees, contractors, or partners. Further, if our eVTOL aircraft, whether operated by us or a third party, were to be involved in a public incident, accident, catastrophe or regulatory enforcement action, we could be exposed to significant reputational harm and potential legal liability. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident, catastrophe or action. In the event that our insurance is inapplicable or inadequate, we may be forced to bear substantial losses from an incident or accident. In addition, any such incident, accident, catastrophe or action involving our eVTOL aircraft or eVTOL aircraft generally could create an adverse public perception, which could harm our reputation, result in air travelers being reluctant to use our services, and adversely impact our business, results of operations and financial condition. If we or one of our third-party aircraft operators were to suffer an accident or lose the ability to fly certain aircraft due to safety concerns or investigations, we or such operators may be required to cancel or delay certain flights until replacement aircraft and personnel are obtained.
Our operations may also be negatively impacted by accidents or other safety-related events or investigations that occur in or near the take-off and landing infrastructure we plan to utilize for our UAM services. For example, if an accident were to occur at a heliport we rely on for certain flights in the future (assuming we are granted government operating authority to do so), we may be unable to fly into or out of that heliport until the accident has been cleared, any damage to the facilities have been repaired and any insurance, regulatory or other investigations have been completed.
Additionally, the battery packs in our aircraft are expected to use lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While we have taken measures to enhance the safety of our electric propulsion system, a field or testing failure of our aircraft could occur in the future, which could subject us to lawsuits, product recalls, or redesign efforts, any of which would be time-consuming and expensive. Also, negative public perceptions regarding the suitability of lithium-ion cells for aerospace applications or any future incident involving lithium-ion cells such as an aircraft or other fire, even if such incident does not involve our aircraft, could seriously harm our business.
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
We are substantially reliant on our relationships with our suppliers and service providers for the parts and components in our aircraft. If any of these suppliers or service partners were unable to meet our demand for any reason, including as a result of supply chain constraints; quality control problems; natural or man-made disasters (including events related to climate change); import/export restrictions, such as new, expanded or retaliatory tariffs, sanctions, quotas or trade barriers (including recent U.S. tariffs imposed or threatened to be imposed on China, Canada and Mexico and other countries and any retaliatory actions taken by such countries); financial issues, or if they choose to not do business with us, we would have significant difficulty in procuring and producing our aircraft, and our business prospects would be significantly harmed. These disruptions would negatively impact our certification timeline, timing and amount of revenues, competitive position and reputation. In addition, our suppliers or service providers may rely on certain tax incentives that may be subject to change or elimination in the future, which could result in additional costs and delays in production if a new manufacturing site must be obtained. Further, if we are unable to successfully manage our relationship with our suppliers or service providers, the quality and availability of our aircraft may be harmed. Our suppliers or service providers could, under some circumstances, decline to accept new purchase orders from or otherwise reduce their business with us. If our suppliers or service providers stopped manufacturing our aircraft components for any reason or reduced manufacturing capacity, we may be unable to replace the lost manufacturing capacity on a timely and comparatively cost-effective basis, which would adversely impact our operations.

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
We have entered into strategic relationships, and may in the future enter into additional strategic relationships or joint ventures or minority equity investments, in each case with various third parties for the production or operation of our aircraft as well as with other collaborators with capabilities on data and analytics and engineering, including our previously announced partnership with Anduril to jointly develop a next generation aircraft for military applications and our proposed contract manufacturing relationship with Stellantis. We have also entered into agreements with potential partners in a number of international markets to establish operations in these markets. These alliances subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third-party and increased expenses in establishing new strategic relationships, any of which may adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.
Strategic business relationships will be an important factor in the growth and success of our business. However, there can be no assurances that we will be able to continue to identify or secure suitable business relationship opportunities in the future or our competitors may capitalize on such opportunities before we do. Moreover, identifying such opportunities could require substantial management time and resources, and negotiating and financing relationships involves significant costs and uncertainties. If we are unable to successfully source and execute on strategic relationship opportunities in the future, our overall growth could be impaired, and our business, prospects, financial condition and operating results could be adversely affected.
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
We are party to certain purchase agreements, including the United Purchase Agreement (as defined below), as well as other contract orders for our Midnight aircraft and the provision of related services, including with the USAF (the “USAF Contracts”), that contain conditions with respect to the purchase of our aircraft or that require us to perform and deliver certain test, certificates and other services. Payment obligations under the agreement with United for the conditional purchase of up to $1.0 billion worth of aircraft, with an option for another $500.0 million worth of aircraft (as amended, the “United Purchase Agreement”), for example, are conditioned upon, among other things, us receiving certification of our aircraft by the FAA and further negotiation and reaching mutual agreement on certain material terms, such as aircraft specifications, warranties, usage and transfer of the aircraft, performance guarantees, delivery periods, most favored nation provisions, the type and extent of assistance to be provided by United Airlines Inc. (“United”) in obtaining certification of the aircraft for its intended use, territorial restrictions, rights to jointly developed intellectual property, escalation adjustments and other matters. The obligations of United to consummate an order pursuant to the United Purchase Agreement will arise only after all such material terms are agreed by the parties. Payment obligations under the USAF Contracts are predicated upon, among other things, our ability to complete the design, development and ground test of our Midnight aircraft, our delivery of certain test reports and certificates, the receipt of an FAA Airworthiness Certificate, the development of pilot and maintenance training workshops, the completion of flight tests and the delivery of a certain number of our Midnight production aircraft. The obligations of the USAF to provide funding will arise only after a particular deliverable has been received and accepted by the USAF. Further, with respect to the United Purchase Agreement, in addition to other termination rights set forth in the United Purchase Agreement and the Collaboration Agreement with United (the “United Collaboration Agreement”), if the parties do not agree on such material terms, either party will have the right to terminate the agreements if such party determines in its discretion that it is not likely that such material terms will be agreed in a manner that is consistent with such party’s business and operational interests (as those interests may change from time to time). The USAF Contracts may be terminated by the USAF upon advanced written notice, and may also be subject to stop orders issued by the USAF. If the United Purchase Agreement, the USAF Contracts or any future purchase agreements or contracts are canceled, modified or delayed, or otherwise not consummated, or if we are otherwise unable to convert our strategic relationships or collaborations into revenue, our prospects, results of operations, liquidity and cash flow will be affected.
We are in the early stages of developing our defense program and have not developed, and may be unable to develop a VTOL aircraft that meets the requirements of the defense industry, and we can provide no assurance that we will achieve some or any of the expected benefits of the program.
Our defense program is in its early stages and we have not previously developed our aircraft to meet the requirements of the defense industry. The success of our defense program and related aircraft depends on a number of factors including, among other things, anticipating and effectively addressing demands and requirements of the defense industry; timely and successful research and development; appropriate pricing strategies; effective forecasting and management of product demand, purchase commitments, and inventory levels, including relating to the U.S. government budgetary considerations; effective management of manufacturing and supply costs; and the quality of or any defects in our aircraft. Any impact to the overall success of our defense program would also impact our ability to realize the anticipated benefits of the program.
Unanticipated problems in developing aircraft for our defense program could also divert substantial research and development and other resources, which may impair our ability to develop new aircraft, or enhancements of existing aircraft, and could substantially increase our costs. Problems in the design or quality of our aircraft may also have an adverse effect on our business, financial condition, and operating results.
Accordingly, if we fail to successfully manage our defense program, including the development, manufacturing, and marketing our defense-related aircraft, we may incur higher than expected costs, weaker than anticipated demand for our defense program and aircraft, and changes in demand for existing aircraft, and our business, financial condition, and operating results could be harmed.

Some of the contract orders for our Midnight aircraft are with U.S. government entities, which are subject to unique risks.
We have purchase agreements with the USAF, a U.S. governmental organization, and may enter into contracts with other governmental organizations in the future. Sales to governmental organizations are subject to a number of challenges and risks that may adversely affect our business and operating results, including the following risks:
•new regulations, or changes to existing regulations, could result in increased compliance costs, and we could be subject to withheld payments and/or reduced future business if we fail to comply with new or existing requirements in the future;
•government demand and payment for our aircraft may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our aircraft, including as a result of sudden, unforeseen and disruptive events such as government shut downs, governmental defaults on indebtedness, competing priorities of a new administration, war, regional geopolitical conflicts around the world, incidents of terrorism, natural disasters, and public health concerns or epidemics;
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
Our Credit Agreement with Synovus Bank imposes numerous financial and other restrictive covenants on our operations, including covenants relating to our liquidity. As of December 31, 2024, we were in compliance with the covenants imposed by the Credit Agreement. If we violate these or any other covenants, any loan under the Credit Agreement could become due and payable prior to their stated maturity dates, and Synovus Bank could proceed against the collateral in our collateral account and our ability to borrow funds under the Credit Agreement in the future may be restricted or eliminated. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.
Our business may be adversely affected by the current global political and macroeconomic challenges, including the effects of inflation, volatile interest rates or an economic downturn or recession.
Current global political and macroeconomic conditions and the effects thereof, including inflation, volatile interest rates, changes in trade agreements or regulations, tariffs, uncertainty with respect to the federal budget and federal debt ceiling and potential government shutdowns related thereto, actual or perceived instability in the global banking sector, the war in Ukraine and conflicts in the Middle East, supply chain issues, and any economic downturn or recession in certain regions or worldwide have, and may continue to, adversely affect our business, financial condition and results of operations. The existence of inflation in certain economies has resulted in, and may continue to result in, volatile interest rates and capital costs, supply shortages, increased costs of labor, components, manufacturing and shipping, as well as weakening exchange rates and other similar effects. As a result, we have experienced and may continue to experience cost increases. Although we take measures to mitigate the effects of macroeconomic challenges, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a delay between the adverse effect of macroeconomic conditions and the timing of when those beneficial actions impact our results of operations.

Our aerial ride sharing operations will initially be concentrated in a small number of metropolitan areas, which makes our business particularly susceptible to infrastructure, economic, social, weather, regulatory conditions or other circumstances affecting these areas.
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
Disruption of operations at the locations where our take off and landing facilities are expected to initially be located, whether caused by labor relations, utility or communications issues or challenges with obtaining charging infrastructure, could harm our business. Certain locations may regulate flight operations, such as limiting the number of take offs and landings, which could reduce our aerial ride sharing operations. Bans on eVTOL aircraft operations or the introduction of any new permitting requirements would significantly disrupt our operations. In addition, demand for our Archer UAM services could be impacted if drop-offs or pick-ups of fliers become inconvenient because of take-off and landing rules or regulations, or more expensive for fliers because of take-off and landing related fees, which would adversely affect our business, financial condition and operating results.
Our long-term success and ability to significantly grow our revenue will depend, in part, on our ability to establish and expand into international markets and/or expand market segments.
Our future results will depend, in part, on our ability to establish and expand our presence within international markets and may also depend on our expansion into additional market segments, such as defense or logistics/cargo. Our ability to expand into new markets, including, for example, our recently launched defense program involves various risks, including, but not limited to, the need to invest significant resources in such expansion, and the possibility that returns on such investments will not be achieved in the near future or at all in these less familiar competitive environments. Our ability to expand internationally will depend upon our ability to, among other things, obtain the necessary government approvals, adapt to international markets and new market segments, understand the local customer base, and address any unique local technological requirements. We may also choose to conduct our international business through joint ventures, minority investments or other partnerships with local companies as well as co-marketing with other established brands. If we are unable to identify partners or negotiate favorable terms, our international growth may be limited. In addition, we may incur significant expenses in advance of generating revenues, if any, as we attempt to establish our presence in particular international markets or market segments outside of aircraft sales, operating a UAM network to carry passengers and our defense program.
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
Continuing to increase the strength of our reputation and brand for achieving our business plans is critical to our ability to attract and retain personnel, customers, investors, and other business partners. In addition, our growth strategy may include expansion through joint ventures, minority investments or other partnerships with strategic business partners, which may include event activities and cross-marketing with other established brands, all of which may be dependent on our ability to build our reputation and brand recognition. The successful development of our reputation and brand will depend on a number of factors, many of which are outside our control. Negative perception of our technology, industry or our company may harm our reputation and brand, including as a result of:
•complaints or negative publicity or reviews about our aircraft or service offerings from our customers or negative publicity reviews about other brands or events we are associated with, even if factually incorrect or based on isolated incidents;
•changes to our operations, safety and security, privacy or other policies that users or others perceive as overly restrictive, unclear or inconsistent with our values;
•illegal, negligent, reckless or otherwise inappropriate behavior by our management team or other employees, our customers or our other business partners;

•actual or perceived disruptions or defects in our aircraft or aerial ride sharing platform, such as data security incidents, platform outages, payment processing disruptions or other incidents that impact the availability, reliability or security of our offerings;
•accidents or incidents involving aircraft operated by one of our commercial partners or another member of the aerospace industry;
•litigation over, or investigations by regulators into, our aircraft or our operations or those of our customers or other business partners;
•a failure to operate our business in a way that is consistent with our values;
•negative responses by customers to our UAM offerings;
•perception of our treatment of employees, contractors, customers or our other business partners and our response to their sentiment related to political or social causes or actions of management; or
•any of the foregoing with respect to our competitors, to the extent such resulting negative perception affects the public’s perception of us or our industry as a whole.
In addition, changes we may make to enhance and improve our offerings and balance the needs and interests of our various customers may be viewed positively from one group’s perspective (such as our UAM customers) but negatively from another’s perspective (such as third-party companies that purchase and operate our aircraft), or may not be viewed positively by any of our customers. If we fail to balance the interests of these various customer bases or make changes that they view negatively, our customers may stop purchasing our aircraft or stop using our UAM or other service, any of which could adversely affect our reputation, brand, business, financial condition and results of operations.
Our ability to effectively compete and generate revenue from our products and services depends upon our ability to distinguish our products and services from our competitors and their products and services.
•Our ability to compete effectively is dependent on many factors, including, without limitation, the following:
•speed to market of our initial aircraft and UAM and other services;
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
We entered into a Memorandum of Understanding effective November 1, 2024 with FCA US LLC, a wholly-owned subsidiary of Stellantis, containing additional detail regarding the terms of the planned contract manufacturing relationship with Stellantis. We have not yet executed the final agreement and there is no assurance that we will execute the contract manufacturing agreement in the near term or at all.
Failure to maintain effective systems of internal controls and disclosure controls could have a material adverse effect on our business, operating results, and financial condition.
Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. We are required by the Sarbanes-Oxley Act to design and maintain a system of internal control over financial reporting and disclosure controls and procedures. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results could be harmed.
Our current controls and any new controls we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our internal controls have in the past and may be discovered in the future. Any failure to develop, implement or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results, may result in a restatement of our financial statements for prior periods, cause us to fail to meet our reporting obligations, and could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in the periodic reports we will file with the SEC. Our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm has in the past or may in the future issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.
Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A common stock.
We have incurred and expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses.

We have been, and may in the future be, adversely affected by public health threats, the duration and economic, governmental and social impact of which is difficult to predict, which could significantly harm our business, prospects, financial condition and operating results.
We face various risks related to public health issues, including epidemics, pandemics and other outbreaks that could significantly harm our operations and financial results. For example, COVID-19 created a disruption in the manufacturing, delivery and overall supply chain of aircraft manufacturers and suppliers. The extent to which the health epidemics or pandemics can impact our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of such health epidemics or pandemics, their severity, the actions taken by governments and others in response to such health epidemics and pandemics and how quickly and to what extent normal economic and operating activities can resume. Even after health epidemics or pandemics have subsided, we may continue to experience an adverse impact to our business as a result of such public health threats, including ongoing supply chain shortages.
Failure to comply with applicable laws and regulations relating to the aviation business in general and eVTOL aircraft specifically, could adversely affect our business and our financial condition.
Our eVTOL aircraft and the operation of our UAM and other services will be subject to substantial regulation in the jurisdictions in which we intend our eVTOL aircraft to operate. We expect to incur significant costs in complying with these regulations. Regulations related to the eVTOL industry, including aircraft certification, production certification, passenger operation, flight operation, airspace operation, security regulation and infrastructure regulation are currently evolving, and we face risks associated with the development and evolution of these regulations. For example, in October 2024, the FAA published the operational regulations, or SFAR, for eVTOL aircraft. Any other regulatory changes or revisions could delay our ability to obtain type certification, and could delay our ability to launch our UAM and other services.
Further, our aircraft must be certified with the FAA in the United States or other comparable regulatory agencies in international jurisdictions. Operating our aircraft in the United States and providing our passenger transportation services must comply with U.S. laws, regulations, safety standards, and customer service regulations.
Rigorous testing and the use of approved materials and equipment are among the requirements for achieving certification. Our failure to obtain or maintain certification for our aircraft or infrastructure would have a material adverse effect on our business and operating results. In addition to obtaining and maintaining certification of our aircraft, we will need to obtain and maintain operational authority necessary to provide our envisioned UAM and other services. A transportation or aviation authority may determine that we cannot manufacture, provide, or otherwise engage in those services as we have contemplated. The inability to implement our envisioned services could materially and adversely affect our results of operations, financial condition, and prospects.
To the extent the laws change, our aircraft and our services may not comply with those laws, which would have an adverse effect on our business. Complying with changing laws could be burdensome, time consuming, and expensive. To the extent compliance with new laws is cost prohibitive, our business, prospects, financial condition and operating results could be adversely affected.
If we expand beyond the United States, such as into the Middle East, Asia, Europe and/or South America, there will be additional laws and regulations we must comply with, and there may be laws and regulations in other jurisdictions we have not yet entered or laws we are unaware of in jurisdictions we have entered that may restrict our operations or business practices or that are difficult to interpret and change rapidly.
Continued regulatory limitations and other obstacles interfering with our business operations could have a negative and material impact on our business, prospects, financial condition and results of operations.

We are subject to cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our aircraft, as well as our customer and other confidential data or proprietary information processed by us or third-party vendors.
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
We plan to collect, store, transmit and otherwise process data from our aircraft, our customers, our employees and others as part of our business and operations, which may include personal information or confidential or proprietary information. We also work with partners and third-party service providers or vendors that collect, store and process such data on our behalf and in connection with our aircraft. There can be no assurance that any security measures that we or our third-party service providers or vendors have implemented will be effective against current or future security threats. If a compromise of data were to occur, we may become liable under our contracts with other parties and under applicable law for damages and incur penalties and other costs to respond to, investigate and remedy such an incident. Our systems, networks and physical facilities could be breached, or personal information could otherwise be compromised due to employee error or malfeasance, if, for example, third parties attempt to fraudulently induce our employees or our customers to disclose information or usernames and/or passwords. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, systems, networks and/or physical facilities utilized by our third-party service providers and vendors.
We plan to include avionics and flight control software services and functionality that utilize data connectivity to monitor aircraft performance and to enhance safety and enable cost-saving preventative maintenance. The availability and effectiveness of our services depend on the continued operation of information technology and communications systems. Our systems will be vulnerable to damage or interruption from, among others, physical theft, fire, terrorist attacks, natural disasters, power loss, war, telecommunications failures, viruses, worms, trojan horses, distributed denial or degradation of service attacks, ransomware, social engineering schemes, insider theft or misuse or other attempts to harm our systems. We intend to use our avionics and flight control software and functionality to log information about each aircraft’s use in order to aid us in aircraft diagnostics and servicing. Our customers may object to the use of this data, which may increase our vehicle maintenance costs and harm our business prospects.
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
There are inherent risks associated with developing, improving, expanding and updating our current systems, such as the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, to procure parts or supplies or to manufacture, deploy, deliver and service our aircraft, to adequately protect our intellectual property or achieve and maintain compliance with, or to realize available benefits under, applicable laws, regulations and contracts. We cannot be sure that these systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted and our ability to accurately and timely report our financial results could be impaired. Moreover, our proprietary information or intellectual property could be compromised or misappropriated, and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

Techniques used to obtain unauthorized access or sabotage technology systems change frequently and generally are not identified until they are launched against a target, and cybersecurity threats continue to evolve and are difficult to predict due to advances in the technological capabilities of threat actors and the new and sophisticated methods used by criminals, including phishing, social engineering or other illicit acts. We may be unable to anticipate these techniques or to implement adequate preventative measures. Threat actors, nation-states, and nation-state-supported actors now engage, and are expected to continue to engage, in cyber-attacks, including for geopolitical reasons and in connection with military conflicts and operations. During times of war and other major conflicts, we and our third-party vendors or suppliers may be vulnerable to heightened risk of these attacks.
The landscape of laws, regulations, and industry standards related to cybersecurity is evolving globally. We may be subject to increased compliance burdens by regulators and customers with respect to our aircraft, as well as additional costs to oversee and monitor security risks. Most jurisdictions have enacted laws mandating companies to inform individuals, stockholders, regulatory authorities, and others of security breaches. In addition, certain of our customer agreements may require us to promptly report security breaches involving their data on our systems or those of subcontractors processing such data on our behalf. These mandatory disclosures can be costly, harm our reputation, erode customer trust, and require significant resources to mitigate issues stemming from actual or perceived security breaches.
While we currently maintain cybersecurity insurance, our insurance may be insufficient or may not cover all liabilities we could incur. The successful assertion of one or more large claims against us that exceeds our available cybersecurity insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing cybersecurity insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.
Failure to comply with laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current laws and regulations or the enactment of new laws or regulations in these areas, could adversely affect our business and our financial condition.
We are subject to or impacted by a number of federal, state and foreign laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and security, and govern our collection, storage, retention, protection, use, processing, transmission, sharing and disclosure of personal information including that of our employees, customers and others.
The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner.
In the United States, there are numerous federal and state consumer, privacy and data security laws and regulations governing the collection, use, disclosure, processing and protection of personal information, including security breach notification laws. Additionally, the Federal Trade Commission and many state attorneys general interpret federal and state consumer protection laws to impose standards on the collection, use, dissemination, and security of data. Over a third of U.S. states have enacted comprehensive consumer privacy laws and many others are considering enacting such laws. For example, California adopted the California Consumer Privacy Act (as amended, the “CCPA”), which established a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered businesses to provide new disclosures to California residents, provide them new ways to opt-out of certain disclosures of personal information, and allow for a new cause of action for data breaches. As we expand our operations, the CCPA and other state laws may increase our compliance costs and potential liability. Compliance with any applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to comply with such laws and regulations.
In addition, we are or may become subject to a variety of foreign laws and regulations regarding privacy, data protection, and data security. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. Such laws and regulations often have changes in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. For example, the European and United Kingdom’s respective General Data Protection Regulations (collectively, “GDPR”) include operational requirements for companies that receive or process personal data of residents of the European Union or United Kingdom that are broad and stringent. The GDPR includes significant penalties for non-compliance, including fines of up to €20 million (£17.5 million) or 4% of total worldwide revenue.

Some countries are considering or have passed legislation requiring local storage and processing of data, or particular compliance mechanisms and safeguards before data is transferred outside their borders, which could increase the cost and complexity of services if we were to operate in those countries. If we are required to implement complex measures to transfer data around the world, this could increase our compliance costs, and could adversely affect our business, financial condition and results of operations.
Governments and regulators throughout the United States and around the world are continuing to focus on privacy and data security, and it is possible that new privacy or data security laws will be enacted or existing laws will be amended in a way that is material to our business. Any significant change to applicable laws, regulations, or industry practices regarding our users’ data could require us to modify our services and features, possibly in a material manner, and may limit our ability to develop new products, services, and features. Although we have made efforts to design our policies, procedures, and systems to comply with the current requirements of applicable laws, changes to applicable laws and regulations in this area could subject us to additional regulation and oversight, any of which could significantly increase our operating costs.
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
We currently have a subsidiary in Brazil engaged in limited test manufacturing, research and development and other activities and plan to eventually expand our international operations, including in the UAE. We have established relationships with suppliers and potential partners in select international markets and have begun working with regulators in other countries to pursue commercialization opportunities in those markets. International operations are subject to a number of risks, including regulations that may differ from or be more stringent than analogous U.S. regulations, local political or economic instability, cross-border political tensions, import and export compliance, privacy, data protection, information security, labor and employment matters, and exposure to potential liabilities under anti-corruption or anti-bribery laws and similar laws and regulations. If any of these risks materialize, it could adversely impact our business.
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
In the future, changes in laws or regulations governing our operations, changes in the interpretation thereof or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could have a materially adverse effect on our business. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure could create uncertainty for public companies, increase legal and financial compliance costs, and make some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve or otherwise change over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards (or changing interpretations of them), and this investment may result in increased selling, general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected. As a public company, we have also had to incur increased expenses in order to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain the same or similar coverage or obtain coverage in the future. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, compensation committee, and nominating and governance committee, and qualified executive officers.
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
Certain of our warrants are accounted for as liabilities and changes in the value of these warrants could have a material effect on our financial results.
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
See Note 11 - Liability Classified Warrants to our audited consolidated financial statements for the year ended December 31, 2024, for additional information about our public and private warrants that were originally issued by Atlas. Accounting Standards Codification (“ASC”) 815-40 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in the consolidated statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Evolving scrutiny and changing expectations from global regulators and our stakeholders regarding our environmental, social and governance (ESG) practices and value proposition could adversely affect our business, brand and reputation.
There is evolving focus, including from investors, customers, regulators, employees and other stakeholders concerning corporate responsibility, specifically related to ESG matters. If our practices do not meet investor or other stakeholder expectations and standards, including related to climate change, environmental sustainability, human capital management, supply chain management, and human rights, or do not meet related regulations and expectations for increased transparency, which continue to increase, our reputation may be negatively impacted, and we may be subject to litigation risk and/or regulatory enforcement. In addition, we could be criticized for the scope of our initiatives or goals or perceived as not acting responsibly in connection with these matters, and that evaluation may be based on factors unrelated to the impact of these matters on our business, financial or otherwise. Our failure, or perceived failure, with these initiatives or more generally to manage reputational threats and meet shifting and in certain cases, inconsistent, stakeholder expectations or consumer preferences could negatively impact our brand, image, reputation, credibility, employee and franchisee retention, and the willingness of our customers and franchisees to do business with us. Additionally, changes in ESG-related reporting frameworks and guidance and negative consumer attitudes related to both taking ESG activities and not taking ESG activities, create a new and evolving set of risks that could broadly affect us, increase compliance and other costs, or divert management attention. Increased regulatory and legal requirements concerning ESG issues may also lead to increased operational costs. If we fail to adapt to evolving stakeholder expectations, regulatory and legal requirements and general environmental conditions, our reputation and business and operating results could be adversely impacted.
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
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2024, we had approximately $616.5 million and $58.2 million of federal and state net operating loss carryforwards (“NOLs”) and $53.2 million and $27.9 million federal and state research and development tax credits. Under current law unused federal NOLs generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely but the deductibility of such federal NOLs for any year is limited to no more than 80% of the excess, if any, of current year taxable income (without regard to deductions). In addition, both our current and our future unused losses and other tax attributes may be subject to limitation under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, (the “Code”), if we undergo, or have undergone, an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders or groups of stockholders over a three-year period. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control), which may further limit our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use all or a material portion of our net operating losses and other tax attributes, which could have an adverse impact on our business, financial condition and results of operations.

Changes in tax laws or regulations that are applied adversely to us may have a material adverse effect on our business, cash flows, financial condition or results of operations.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. Future changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense. For tax years beginning after December 31, 2021, current law requires taxpayers to capitalize and amortize certain research and development expenditures over five years if incurred in the United States and fifteen years if incurred in foreign jurisdictions, rather than deducting them concurrently. Although there have been legislative proposals to repeal or defer the capitalization requirement to later years, there can be no assurance that the provision will be repealed or otherwise modified.
Risks Related to Ownership of Our Securities
The price of our Class A common stock and warrants may be volatile, and you could lose all or part of your investment as a result.
The price of our Class A common stock and warrants may fluctuate due to a variety of factors, including:
•changes in macroeconomic or market conditions or trends in our industry or markets, such as inflation, recessions, volatility in interest rates, ongoing supply chain shortages, local and national elections, international currency fluctuations, uncertainty with respect to the federal budget and federal debt ceiling and potential government shutdowns related thereto, actual or perceived instability in the global banking sector, political instability and acts of war, such as the war in Ukraine and conflicts in the Middle East, or terrorism;
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
There can be no assurance that we will be able to comply with the continued listing standards of the NYSE. If we are unable to comply with its continued listing requirements, the NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
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
We have also entered into subscription agreements from time to time with certain investors, pursuant to which we have issued in aggregate 142,348,733 shares of Class A common stock in private placements and subsequently registered such shares for resale by the investors.
In May 2024, we filed a shelf registration statement on Form S-3 to sell up to $95.0 million in the aggregate of any combination of different types of securities, including shares of our Class A common stock, from time to time in one or more offerings. As of December 31, 2024, we have approximately $18.7 million available for issuance to certain vendors. As of December 31, 2024, we have approximately $47.5 million available for issuance under our “at the market” offering program pursuant to a registration statement filed in November 2024.
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
In addition, outstanding warrants to purchase an aggregate of 25,398,947 shares of our Class A common stock became exercisable on October 30, 2021. Each warrant entitles the holder thereof to purchase one (1) share of our Class A common stock at a price of $11.50 per whole share, subject to adjustment. Moreover, as of December 31, 2024, we have an additional 20,753,630 outstanding warrants issued to certain parties, 12,948,354 of which remain subject to vesting conditions. These warrants may be exercised only for a whole number of shares of our Class A common stock. To the extent such warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the then existing holders of our Class A common stock and increase the number of shares eligible for resale in the public market.
Moreover, the shares of our common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. We have filed registration statements on Form S-8 to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our equity incentive plans. We expect to file additional registration statements on Form S-8 in the future to register additional shares reserved for future issuance under our equity incentive plans, and Form S-8 registration statements automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.
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
Security Awareness Education. Understanding the need for regular cybersecurity training, we have instituted a mandatory training program for all employees around information security and data privacy.
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
Cybersecurity Service Providers and Third-party Consultants. We engage cybersecurity consultants and other third parties to assess and enhance our information security practices. These third parties conduct assessments, penetration testing, and vulnerability assessments to identify weaknesses and recommend improvements. We also utilize third-party tools and technologies to support our efforts to enhance our cybersecurity functions.
Governance
Our Audit Committee is primarily responsible for assisting our Board of Directors in fulfilling its ultimate oversight responsibilities relating to risk assessment and cyber governance. In that capacity, our Audit Committee conducts quarterly reviews of, and meets with our Chief Information Officer and other senior management to discuss technology and cybersecurity risks and the Company’s risk assessment and risk management policies, practices, programs and/or procedures that have been adopted to monitor, control, mitigate and manage such risks. In addition, the Audit Committee reviews management’s reports on topics, including risks and incidents relating to cybersecurity threats, compliance with disclosure requirements, cooperation with law enforcement, cybersecurity and other information securities policies and practices and related internal controls. The Audit Committee reports any findings and recommendations, as appropriate, to the full Board of Directors for consideration.
Our Board of Directors is committed to maintaining a well-informed and cybersecurity-aware posture, regularly engaging by receiving scheduled and requested updates on our strategy and evolving threat landscape as well as bolstering existing cybersecurity knowledge and continued education of recent cybersecurity trends.

We are continuing to develop and refine processes to continuously monitor, analyze emerging threats, and to develop and implement risk mitigation strategies and our management team plays a pivotal role in assessing and managing material risks from cybersecurity threats. Our Chief Information Officer, who has served in various leadership roles in information technology for over 20 years, provides leadership for our cybersecurity team. He also leads our overall corporate technology team, which has over 20 years of combined information security experience.
In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. For more information regarding cybersecurity risks that we face and potential impacts on our business related thereto, see the section entitled “Risk Factors— We are subject to cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our aircraft, as well as our customer and other confidential data or proprietary information processed by us or third-party vendors.”
Item 2. Properties

We currently lease our headquarters in Silicon Valley, California. We lease additional offices, research and development facilities, and manufacturing facilities in the San Francisco Bay Area, California, and flight test facilities at Salinas Municipal Airport in Salinas, California. We also lease a property for our high-volume manufacturing facility in Covington, Georgia. We believe our existing leased facilities are in good condition and suitable for the conduct of our business.
Item 3. Legal Proceedings
For a description of our material pending legal proceedings, see Note 7 - Commitments and Contingencies of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report, which is incorporated herein by reference. From time to time, we may bring or be subject to other legal proceedings and claims in the ordinary course of business. While management currently believes that resolving claims against us, individually or in aggregate, will not have a material adverse impact on our financial position, results of operations or statement of cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. If an unfavorable final outcome were to occur, it may have a material adverse impact on our financial position, results of operations or cash flows for the period in which the effect can be reasonably estimated.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our Class A common stock and warrants trade on the New York Stock Exchange under the symbols “ACHR” and “ACHR WS”.
Holders of Record
As of February 21, 2025, there were 64 stockholders of record of our Class A common stock. There are no stockholders of record of our Class B common stock following the automatic conversion of all shares of our Class B common stock into shares of Class A common stock effective December 31, 2024 pursuant to the terms of our amended and restated certificate of incorporation. The actual number of holders of our Class A common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
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
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Archer Aviation Inc. under the Securities Act, or the Exchange Act. The returns shown are based on historical results and are not intended to suggest future performance.
The following graph compares the cumulative total stockholder return of our Class A common stock of $100 invested in our Class A common stock as of September 16, 2021, the Closing Date of the Business Combination, through December 31, 2024 to the Russell 2000 Index and S&P Aerospace & Defense Select Industry Index.

Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related accompanying notes included elsewhere in this Annual Report. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located in our Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 29, 2024, for a comparison of our results of operations for the years ended December 31, 2023 and 2022. The following discussion includes forward-looking statements, which are based on our current expectations and beliefs concerning future developments and the potential effects of such developments on us. There can be no assurance that future developments affecting us will be those that we have anticipated. See the section titled “Special Note Regarding Forward-Looking Statements” in this Annual Report. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those set forth in Part I, Item 1A, “Risk Factors” in this Annual Report.
Overview
Headquartered in Silicon Valley, California, Archer is developing the technologies and aircraft to power the future of advanced aviation. We plan to provide customers with advanced aircraft and related technologies and services in the United States and internationally in both the commercial and defense sectors. We unveiled our first planned production aircraft, an eVTOL aircraft, Midnight, in November 2022. In December 2024, we launched Archer Defense, entering into a strategic partnership with Anduril to jointly develop a next-generation aircraft for defense applications. In December 2024, we completed construction of our high-volume aircraft manufacturing facility, ARC, located in Covington, Georgia. We plan to start our initial production of aircraft at this facility in the first half of 2025 and ramp our production there to support our commercialization efforts. We are first and foremost working to commercialize our Midnight aircraft which is intended to be used in air taxi operations in and around major cities around the world. To do so, we are working with aviation authorities, countries, cities, and strategic partners in select locations globally to obtain certification of our Midnight aircraft and build out UAM networks that will utilize our Midnight aircraft in their operations. Our goal is to begin early commercial operations with our Midnight aircraft in Abu Dhabi in the UAE and ramp our operations from there. In parallel, we plan to continue to advance the development of our aircraft for Archer Defense, as well as other technologies to support the future of advanced aviation.
Our Planned Lines of Business
By maintaining an innovative and disciplined approach to new product and service development, manufacturing, and commercialization we believe that we can deliver advanced aviation technologies and solutions that can service a broad range of industries and applications. We intend to operate in the following areas:
•Commercial: This is planned to consist of the sale of our commercial aircraft (“Archer Direct”), such as Midnight, to aircraft operators as well as technologies and services related thereto, including, commercial launch (i.e., certification, testing, training, demonstration, market survey and early trial operations), and maintenance and repair. In addition, we plan to provide direct-to-consumer aerial ride share services utilizing our aircraft and potentially others in select metropolitan areas around the world with consumers being able to book rides via an app-based platform (“Archer UAM”).
•Defense: This is planned to consist of the sale of next-generation aircraft and related technologies for defense applications. Our initial product is intended to be a hybrid-propulsion VTOL aircraft that we are jointly developing with Anduril. We have also been partnering with the DoD since 2021 on a series of projects through the USAF AFWERX program with the goal of helping the AFWERX Agility Prime program assess the transformational potential of the vertical flight market and eVTOL technologies for DoD purposes. We continue to advance this partnership and deliver under the related contracts we have entered into with the USAF, which include the delivery of our Midnight aircraft to the USAF, the sharing of additional flight test data and certification related test reports, pilot training, and the development of maintenance and repair operations.
To date, we have not generated significant revenue from either of these planned areas. We will use our cash and cash equivalents for the foreseeable future as we continue to develop our aircraft and technologies and services related thereto, manufacturing operations and work to commercialize our aircraft. The amount and timing of any future capital requirements will depend on many factors, including the pace and results of the design and development of our aircraft and manufacturing operations, as well as our progress in obtaining necessary aircraft certifications and other government approvals to begin commercial operations. For example, any significant delays in obtaining such certifications and other government approvals may require us to raise additional capital above our existing cash on hand and delay our generation of significant revenues.

Our Aircraft
Our Midnight aircraft is designed around our proprietary 12-tilt-6 distributed electric propulsion platform. Midnight is the evolution of our demonstrator aircraft, Maker, which we developed and used to validate its aircraft configuration and key enabling technologies. Midnight is designed to carry four passengers plus a pilot, bring an enhanced level of safety and deliver on a reduced level of noise as compared to traditional helicopters. Our Midnight aircraft is built around key advanced aviation technologies we have developed, including what we believe to be cutting-edge electric propulsion and flight control systems. We have paired those with systems and components sourced from leading aerospace suppliers many of which are already being used on certified aircraft today, with the goal of reducing Midnight’s certification risk, as well as its development timelines and costs. The aircraft is purpose-built for its intended use case of air taxi operations in major cities across the globe, with its range and payload being optimized around back-to-back short distance trips of around 20-miles, with minimal charging time between trips. Our approach to designing Midnight focuses on combining high function and high emotion, with the goal of inspiring passengers to want to experience it, similar to the feeling that was evoked during the Golden Age of aviation in the 1950s.
We continue to work to optimize our Midnight aircraft design for both manufacturing and certification. The development of an eVTOL aircraft that meets our business requirements demands significant design and development efforts on all facets of the aircraft. We believe that by bringing together a mix of talent with eVTOL, traditional commercial aerospace, as well as electric propulsion backgrounds, we have built a team that enables us to move through the design, development, and certification of our eVTOL aircraft, thus helping us to achieve our end goal of bringing to market our eVTOL aircraft as efficiently as possible. We continue to work to certify Midnight with certain aviation authorities around the globe so that it can be used in our planned commercial operations as soon as possible.
Our aircraft under development for Archer Defense is planned to be a hybrid-propulsion, Midnight-like VTOL aircraft with both a low thermal and acoustic signature purpose built for next generation defense use cases. We are jointly developing this aircraft with Anduril. Our goal is to bring together our ability to rapidly develop advanced VTOL aircraft using existing commercial parts and supply chains and Anduril's deep expertise in artificial intelligence, missionization, and systems integration, to accelerate the speed to market for critical hybrid VTOL aircraft capabilities at a fraction of the cost of more traditional alternatives. To support this effort, we intend to invest in the development of our hybrid-propulsion platform, as well as in critical capabilities like the manufacturing of composites and battery cells needed for this aircraft and also potentially on our commercial aircraft.
Components of Results of Operations
Revenue
We are still working to design, develop, certify, and bring up manufacturing of our aircraft and thus have not generated revenue from any of our planned lines of business. We do not expect to begin generating significant revenues until we are able to complete the design, development, certification, and manufacturing bring up of our aircraft and development of related technologies and services.
Operating Expenses
Research and Development
Research and development activities represent a significant part of our business. Our research and development efforts focus on the design and development of our eVTOL aircraft, including certain of the systems that are used in it. As part of those activities, we continue to work closely with the Federal Aviation Administration (“FAA”) towards our goal of achieving certification of our eVTOL aircraft on an efficient timeline. Research and development expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for employees focused on research and development activities, costs associated with developing and building prototype aircraft, associated facilities costs, and depreciation. We expect research and development expenses to increase significantly as we progress towards the certification and manufacturing of our eVTOL aircraft.
We cannot determine with certainty the timing, duration or the costs necessary to complete the design, development, certification, and manufacturing bring up of our eVTOL aircraft due to the inherently unpredictable nature of our research and development activities. Development timelines, the probability of success, and development costs may differ materially from expectations.

General and Administrative
General and administrative expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for employees associated with administrative services such as finance, legal, human resources, information technology, associated facilities costs, depreciation, and technology and dispute resolution agreements expense. We expect our general and administrative expenses to increase as we hire additional personnel and consultants to support our operations and comply with applicable regulations.
Other Warrant Expense
Other warrant expense consists entirely of non-cash expense related to the vesting of warrants issued in conjunction with the execution of the United Purchase Agreement and the Warrant to Purchase Shares Agreement with United Airlines Inc. (“United”).
Other Income (Expense), Net
Other income (expense), net consists of miscellaneous income and expense items, including the change in fair value of our warrant liabilities.
Interest Income, Net
Interest income, net primarily consists of interest income from our cash and cash equivalents and short-term investments in marketable securities, net of interest on notes payable.
Results of Operations
The following table sets forth our consolidated statements of operations for the periods indicated:

	Year Ended December 31,
	2024	2023	Change $	Change %
	(In millions)
Operating expenses:
Research and development (1)	$357.7	$276.4	$81.3	29.4%
General and administrative (1)	152.0	168.4	(16.4)	(9.7)%
Other warrant expense	—	2.1	(2.1)	(100.0)%
Total operating expenses	509.7	446.9	62.8	14.1%
Loss from operations	(509.7)	(446.9)	(62.8)	14.1%
Other income (expense), net	(48.8)	(26.9)	(21.9)	81.4%
Interest income, net	21.9	16.4	5.5	33.5%
Loss before income taxes	(536.6)	(457.4)	(79.2)	17.3%
Income tax expense	(0.2)	(0.5)	0.3	(60.0)%
Net loss	$(536.8)	$(457.9)	$(78.9)	17.2%
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2024	2023
Research and development	$49.0	$28.9
General and administrative	59.8	16.3
Total stock-based compensation expense	$108.8	$45.2

Comparison of the Year Ended December 31, 2024 and 2023
Research and Development
Research and development expenses increased by $81.3 million, or 29.4%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, as we invested in people and materials to advance our technology development. The increase was primarily due to an increase of $42.4 million in personnel-related expenses due to a significant increase in our workforce from the prior year, an increase of $20.1 million in stock-based compensation expenses, and an increase of $17.4 million in costs related to professional services and tools and materials to support our increased research and development activities. The remainder of the increase was made up of other incidental items.
General and Administrative
General and administrative expenses decreased by $16.4 million, or 9.7%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease was primarily due to a decrease of $58.3 million in the charge for the warrant issued to Wisk Aero LLC, to purchase up to 13,176,895 shares of our Class A common stock with an exercise price of $0.01 per share (the “Wisk Warrant”), and a decrease of $14.7 million in professional service expenses mainly due to legal fees and expenses. The decrease was partially offset by a reversal of previously recognized stock-based compensation expense of $59.1 million associated with the forfeiture of the unvested portion of the restricted stock units (“RSUs”) granted to our founders pursuant to the terms and conditions of the Business Combination Agreement immediately prior to closing (the “Founder Grant”) issued to the Company’s former co-CEO. See Note 7 - Commitments and Contingencies and Note 9 - Stock-Based Compensation to our consolidated financial statements for further details on our commitments and contingencies and stock-based compensation, respectively. The remainder of the decrease was made up of other incidental items.
Other Warrant Expense
Other warrant expense decreased by $2.1 million, or 100.0%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease was primarily due to the vesting of United warrants associated with specific milestones during the year ended December 31, 2023. The warrants associated with the specific milestones fully vested in the first quarter of 2023. See Note 9 - Stock-Based Compensation to our consolidated financial statements for further details on our warrants.
Other Income (Expense), Net
Other income (expense), net decreased by $21.9 million, or 81.4%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease was primarily due to changes in fair value of our warrant liabilities. See Note 3 - Summary of Significant Accounting Policies to our consolidated financial statements for further details.
Interest Income, Net
Interest income, net increased by $5.5 million, or 33.5%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily due to interest income from our cash and cash equivalents.
Liquidity and Capital Resources
As of December 31, 2024, our principal sources of liquidity were cash and cash equivalents of $834.5 million. We have incurred net losses since our inception and to date have not generated any revenues. We expect to incur additional losses and higher operating expenses for the foreseeable future. We believe that our existing cash and cash equivalents will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements.

On October 5, 2023, we entered into a credit agreement (the “Credit Agreement”) with Synovus Bank, as administrative agent and lender, and the additional lenders (the “Lenders”) from time to time. We may request the Lenders to provide multiple delayed term loan advances (together, the “Loan”) in an aggregate principal amount of up to $65.0 million for the construction and development of our manufacturing facility in Covington, Georgia. The Loan under the Credit Agreement shall accrue interest from and including the date the applicable advance is made but excluding the repayment date at a rate of the secured overnight financing rate (“SOFR”), plus 2.0% subject to a SOFR floor of 0.0%. We are required to make interest-only payments for 36 months on the Loan starting on November 14, 2023, followed by monthly interest and principal payments for the remaining maturity, with any outstanding principal, interest and other then outstanding indebtedness due at maturity. The Credit Agreement matures on the earlier of October 5, 2033 or the date on which the outstanding Loan has been declared or automatically becomes due and payable pursuant to the terms of the Credit Agreement. Our obligations under the Credit Agreement are jointly and severally guaranteed by our current and future wholly-owned domestic subsidiaries, and are secured by cash, general intangibles, instruments, securities, financial assets, security entitlements and other property maintained in a money market account at Synovus Bank. As of December 31, 2024, we had drawn down $65.0 million of the Loan.
In November 2023, we filed a shelf registration statement on Form S-3 with the SEC and a related prospectus supplement pursuant to which we may, from time to time, sell shares of our Class A common stock, having an aggregate value of up to $70.0 million, pursuant to a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with the placement agent (the “First ATM Program”). The First ATM Program was fully utilized in May 2024. During the years ended December 31, 2024 and 2023, we sold 10,275,033 and 3,109,097 shares of Class A common stock, respectively, under the First ATM Program, for net proceeds of $48.1 million and $19.5 million, respectively.
In May 2024, we filed a shelf registration statement on Form S-3 with the SEC that permits the offering of an aggregate of up to $95.0 million of shares of our Class A common stock or preferred stock, debt securities, warrants, and units (the “2024 Shelf Registration Statement”), including a prospectus for the sale under the Sales Agreement of shares of our Class A common stock, having an aggregate value of up to $70.0 million (the “Second ATM Program”). The Second ATM Program was fully utilized in November 2024. During the year ended December 31, 2024, we sold 20,644,100 shares of Class A common stock under the Second ATM Program for net proceeds of $68.0 million.
In November 2024, we filed a shelf registration statement on Form S-3ASR with the SEC and a related prospectus for the sale under the Sales Agreement of shares of our Class A common stock, having an aggregate value of up to $70.0 million (the “Third ATM Program”, and together with the First ATM Program and the Second ATM Program, the “ATM Program”). During the year ended December 31, 2024, we sold 2,052,484 shares of Class A common stock under the Third ATM Program for net proceeds of $21.7 million. As of December 31, 2024, we had $47.5 million remaining eligible for sales under the Third ATM Program.
We pay the placement agent a commission rate of up to 3.0% of the gross proceeds from any shares of Class A common stock sold through the Sales Agreement.
On June 27, 2024, pursuant to the Forward Purchase Agreement, dated as of January 3, 2023, by and between us and Stellantis N.V. (“Stellantis Forward Purchase Agreement”), we elected to draw down the $55.0 million remaining available under the Stellantis Forward Purchase Agreement associated with Milestone 3 (as defined in the Stellantis Forward Purchase Agreement). In accordance therewith, on July 1, 2024, we issued 17,401,153 shares of Class A common stock to Stellantis N.V. (“Stellantis”) for gross proceeds of approximately $55.0 million.
On August 8, 2024, we entered into subscription agreements with certain investors providing for the private placement of our Class A common stock at a purchase price of $3.35 per share (the “First 2024 PIPE Financing”), pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. A portion of the First 2024 PIPE Financing closed on August 12, 2024 for 49,283,582 shares of our Class A common stock for net proceeds of approximately $158.0 million, after deducting offering costs. The remaining portion of the First 2024 PIPE Financing covering an aggregate of 2,982,089 shares of our Class A common stock was issued and sold to Stellantis for gross proceeds of approximately $10.0 million on January 6, 2025.

On December 11, 2024, we entered into subscription agreements with certain investors providing for the private placement of our Class A common stock at a purchase price of $6.65 per share (the “Second 2024 PIPE Financing”, and together with the First 2024 PIPE Financing, the “2024 PIPE Financings”), pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. A portion of the Second 2024 PIPE Financing closed on December 13, 2024 for 63,909,776 shares of our Class A common stock for net proceeds of approximately $407.7 million, after deducting offering costs. The remaining portion of the Second 2024 PIPE Financing covering an aggregate of 751,879 shares of our Class A common stock to be issued and sold to Stellantis for anticipated gross proceeds of approximately $5.0 million is subject to the satisfaction of certain closing conditions, including approval by our stockholders.
In the long term, our ability to support our working capital and capital expenditure requirements will depend on many factors, including:
•the level of research and development expenses we incur as we continue to develop our eVTOL aircraft and other products and services to be provided in our planned business lines;
•capital expenditures needed to bring up our aircraft manufacturing capabilities, including for both the build out of our manufacturing facilities, component purchases necessary to build our aircraft and support the development of our airline operations;
•general and administrative expenses as we scale our operations; and
•sales, marketing and distribution expenses as we build, brand and market our business lines, products and services.
Until such time as we can generate significant revenue from our business operations, we expect to finance our cash needs primarily through existing cash on hand, pre-delivery payments, equity financing and debt financing.
The following includes our short-term and long-term material cash requirements from known contractual obligations as of December 31, 2024:
Notes Payable
See Note 6 - Notes Payable to our consolidated financial statements for further details on our debt.
Leases
We lease office, lab, hangar, and storage facilities in the normal course of business. Under our operating leases as noted in Note 7 - Commitments and Contingencies to our consolidated financial statements, we have current obligations of $6.1 million and long-term obligations of $14.9 million.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023
	(In millions)
Net cash provided by (used in):
Operating activities	$(368.6)	$(271.6)
Investing activities	(82.0)	420.7
Financing activities	820.4	250.1
Cash Flows Used in Operating Activities
We continue to experience negative cash flows from operations as we are still working to design, develop, certify, and bring up manufacturing of our eVTOL aircraft and thus have not generated any revenues from any of our planned lines of business. Our cash flows from operating activities are significantly affected by our cash investments to support the growth of our research and development activities related to our eVTOL aircraft, as well as the general and administrative functions necessary to support those activities and operations as a publicly traded company. Our operating cash flows are also impacted by the working capital requirements to support growth and fluctuations in personnel-related expenditures, accounts payable, accrued interest and other current liabilities, and other current assets.

Net cash used in operating activities during the year ended December 31, 2024 was $368.6 million, resulting from a net loss of $536.8 million, adjusted for non-cash items consisting primarily of $108.8 million in stock-based compensation, a gain of $49.5 million due to a change in fair value of our warrant liabilities, $11.7 million in depreciation, amortization and other, $8.1 million of research and development warrant expenses related to the warrants issued to Stellantis (see Note 9 - Stock-Based Compensation to our consolidated financial statements for further details), and a $5.6 million non-cash charge for the Wisk Warrant. The net cash used in changes in our net operating assets and liabilities was $17.2 million.
Net cash used in operating activities during the year ended December 31, 2023 was $271.6 million, resulting from a net loss of $457.9 million, adjusted for non-cash items consisting primarily of a $70.3 million non-cash charge comprised of a $26.3 million non-cash charge associated with the initial vested tranche of shares underlying the Wisk Warrant and a $44.0 million non-cash charge for the unvested portion of the Wisk Warrant, relating to the Technology and Dispute Resolution Agreements (see Note 7 - Commitments and Contingencies to our consolidated financial statements for further details), $45.2 million in stock-based compensation which includes the reversal of $59.1 million of stock-based compensation expense related to the forfeiture of one of the Founder Grants, a loss of $32.9 million due to a change in fair value of our warrant liabilities, and $17.5 million of research and development warrant expense related to the warrants issued to Stellantis (see Note 9 - Stock-Based Compensation to our consolidated financial statements for further details). The net cash provided by changes in our net operating assets and liabilities of $13.2 million was primarily related to a $9.2 million increase in accounts payable due to timing of payments.
Cash Flows Provided by (Used in) Investing Activities
Net cash used in investing activities during the year ended December 31, 2024 was $82.0 million, driven by purchases of property and equipment within the period.
Net cash provided by investing activities during the year ended December 31, 2023 was $420.7 million, driven by proceeds from maturities of short-term investments of $465.0 million, offset by purchases of property and equipment of $44.3 million within the period.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities during the year ended December 31, 2024 was $820.4 million, driven by gross proceeds from the 2024 PIPE Financings of $590.1 million, proceeds from the total aggregate number of shares issued under the ATM Program of $138.3 million, proceeds from issuance of debt of $57.5 million, and proceeds from issuance of Class A common stock to Stellantis with an aggregate value of $55.0 million, partially offset by payments of offering costs in connection with the 2024 PIPE Financings for $24.3 million.
Net cash provided by financing activities during the year ended December 31, 2023 was $250.1 million, driven by gross proceeds from the subscription agreements with certain investors in August 2023 providing for the private placement of our Class A common stock pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of $145.0 million, proceeds from the issuance of Class A common stock to Stellantis with an aggregate value of $95.0 million, and proceeds from shares issued under the ATM Program of $20.7 million, partially offset by the repayment of term loans to Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, for $10.0 million.
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
The fair value of RSUs that vest based on service conditions is determined based on the value of the underlying common stock at the date of grant. The Founder Grants vest when either a market condition or performance condition is satisfied. We determined the fair value of the performance award by utilizing the trading price on September 16, 2021. When the applicable performance milestone is deemed probable of being achieved, we will recognize compensation expense for the portion earned to date over the requisite period. For the market condition award, we estimated the fair value using a Monte Carlo simulation model. We recognize compensation expense for the market award on a straight-line basis over the derived service period. Determining the fair value for the market condition award under this model requires subjective assumptions, including the expected volatility of the price of our common stock. If the applicable performance condition is not probable of being achieved, compensation cost for the value of the award incorporating the market condition is recognized, so long as the requisite service is provided. If the performance milestone becomes probable of being achieved, the full fair value of the award will be recognized, and any remaining expense for the market award will be cancelled.
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
Credit Risk
Financial instruments, which subject us to concentrations of credit risk, consist primarily of cash and cash equivalents. Our cash and cash equivalents are held at several long-standing financial institutions located in the United States. At times, cash account balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits ($250 thousand per depositor per institution). We have not experienced any losses due to these excess deposits and believe this risk is not significant. We have established guidelines regarding diversification of our investments and their maturities that are designed to preserve principal and achieve liquidity requirements. We review these guidelines and modify them as necessary based on updated liquidity needs and changes in our operations and financial position.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our borrowings and investments in money market funds. The Loan under the Credit Agreement accrues interest from and including the date the applicable advance is made but excluding the repayment date at a rate of the SOFR, plus 2.0% subject to a SOFR floor of 0.0%. Additionally, we had cash, cash equivalents, and restricted cash totaling $841.3 million as of December 31, 2024. Cash equivalents were invested in money market funds. The primary objectives of our investment activities are to preserve principal and achieve liquidity requirements. We do not enter into investments for trading or speculative purposes. A hypothetical 100 basis point change in interest rates applicable to the Loan under the Credit Agreement or with respect to our investment portfolio would not have had a material impact on the fair value of our portfolio for the periods presented and our future interest income and expense.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Archer Aviation Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Archer Aviation Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Research and Development Costs
As described in Note 3 to the consolidated financial statements, research and development (“R&D”) costs are expensed as incurred and are primarily comprised of personnel-related costs including salaries, bonuses, benefits, and stock-based compensation for employees focused on R&D activities, costs associated with building prototype aircraft, other related costs, depreciation, and an allocation of general overhead. R&D efforts focus on the design and development of the Company’s eVTOL aircraft, including certain of the systems that are used in it. The Company’s research and development expense for the year ended December 31, 2024 was $357.7 million.
The principal consideration for our determination that performing procedures relating to research and development costs is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s research and development costs.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to research and development costs. These procedures also included, among others, testing, on a sample basis, the completeness and accuracy of research and development costs by obtaining and inspecting source documents, such as underlying contracts, purchase orders, invoices received, and information received from certain third-party service providers, where applicable.
/s/ PricewaterhouseCoopers LLP

Irvine, California
February 27, 2025
We have served as the Company’s auditor since 2020.

Archer Aviation Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	As of December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$834.5	$464.6
Restricted cash	6.8	6.9
Prepaid expenses	12.5	7.9
Other current assets	4.6	0.8
Total current assets	858.4	480.2
Property and equipment, net	126.8	57.6
Intangible assets, net	0.3	0.4
Right-of-use assets	8.1	8.9
Other long-term assets	7.6	7.2
Total assets	$1,001.2	$554.3
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14.6	$14.3
Current portion of lease liabilities	3.7	2.8
Accrued expenses and other current liabilities	52.8	96.9
Total current liabilities	71.1	114.0
Notes payable	64.0	7.2
Lease liabilities, net of current portion	11.3	13.2
Warrant liabilities	89.4	39.9
Other long-term liabilities	12.8	12.9
Total liabilities	248.6	187.2
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Class A common stock, $0.0001 par value; 1,400,000,000 and 700,000,000 shares authorized as of December 31, 2024 and 2023, respectively; 503,777,464 and 265,617,341 shares issued and outstanding as of December 31, 2024 and 2023, respectively	0.1	—
Class B common stock, $0.0001 par value; 300,000,000 shares authorized; 0 and 38,165,615 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	2,438.4	1,515.9
Accumulated deficit	(1,685.6)	(1,148.8)
Accumulated other comprehensive loss	(0.3)	—
Total stockholders’ equity	752.6	367.1
Total liabilities and stockholders’ equity	$1,001.2	$554.3
See accompanying notes to consolidated financial statements.

Archer Aviation Inc.
Consolidated Statements of Operations
(In millions, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Operating expenses
Research and development	$357.7	$276.4	$171.5
General and administrative	152.0	168.4	165.1
Other warrant expense	—	2.1	10.8
Total operating expenses	509.7	446.9	347.4
Loss from operations	(509.7)	(446.9)	(347.4)
Other income (expense), net	(48.8)	(26.9)	27.8
Interest income, net	21.9	16.4	2.3
Loss before income taxes	(536.6)	(457.4)	(317.3)
Income tax expense	(0.2)	(0.5)	—
Net loss	$(536.8)	$(457.9)	$(317.3)

Net loss per share, basic and diluted	$(1.42)	$(1.69)	$(1.32)
Weighted-average shares outstanding, basic and diluted	376,734,395	270,408,132	240,476,894
See accompanying notes to consolidated financial statements.

Archer Aviation Inc.
Consolidated Statements of Comprehensive Loss
(In millions)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(536.8)	$(457.9)	$(317.3)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	—	0.8	(0.8)
Foreign currency translation loss	(0.3)	—	—
Total other comprehensive income (loss)	(0.3)	0.8	(0.8)
Comprehensive loss	$(537.1)	$(457.1)	$(318.1)
See accompanying notes to consolidated financial statements.

Archer Aviation Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except share data)

	Common Stock				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	162,789,591	$—	74,937,945	$—	$1,072.5	$(373.6)	$—	$698.9
Conversion of Class B common stock to Class A common stock	8,406,170	—	(8,406,170)	—	—	—	—	—
Issuance of restricted stock units and restricted stock expense	5,269,553	—	—	—	71.3	—	—	71.3
Exercise of stock options	1,435,424	—	2,208,728	—	0.4	—	—	0.4
Issuance of warrants and warrant expense	—	—	—	—	14.1	—	—	14.1
Cancellation of Class B common stock (Note 9)	—	—	(5,002,306)	—	—	—	—	—
Stock-based compensation	—	—	—	—	26.7	—	—	26.7
Net loss	—	—	—	—	—	(317.3)	—	(317.3)
Other comprehensive loss	—	—	—	—	—	—	(0.8)	(0.8)
Balance as of December 31, 2022	177,900,738	—	63,738,197	—	1,185.0	(690.9)	(0.8)	493.3
Conversion of Class B common stock to Class A common stock	26,449,869	—	(26,449,869)	—	—	—	—	—
Issuance of Class A common stock	1,985,559	—	—	—	11.6	—	—	11.6
Issuance of restricted stock units and restricted stock expense	7,405,542	—	—	—	(6.6)	—	—	(6.6)
Exercise of stock options	1,149,934	—	877,287	—	0.2	—	—	0.2
Issuance of warrants and warrant expense	—	—	—	—	46.0	—	—	46.0
Exercise of warrants	2,942,778	—	—	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(1,378,367)	—	—	—	(3.5)	—	—	(3.5)
Common stock issued under employee stock purchase plan	1,228,632	—	—	—	2.9	—	—	2.9
Common stock issued under stock purchase agreement	18,650,273	—	—	—	89.6	—	—	89.6
Common stock issued under at-the-market program	3,109,097	—	—	—	19.5	—	—	19.5
PIPE financing	26,173,286	—	—	—	139.0	—	—	139.0
Stock-based compensation	—	—	—	—	32.2	—	—	32.2
Net loss	—	—	—	—	—	(457.9)	—	(457.9)
Other comprehensive income	—	—	—	—	—	—	0.8	0.8
Balance as of December 31, 2023	265,617,341	—	38,165,615	—	1,515.9	(1,148.8)	—	367.1

	Common Stock				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Conversion of Class B common stock to Class A common stock	43,434,962	—	(43,434,962)	—	—	—	—	—
Issuance of Class A common stock	1,685,994	—	—	—	5.9	—	—	5.9
Issuance of restricted stock units and restricted stock expense	13,774,204	—	5,002,306	—	46.5	—	—	46.5
Exercise of stock options	732,072	—	267,041	—	—	—	—	—
Issuance of warrants and warrant expense	—	—	—	—	55.2	—	—	55.2
Exercise of warrants	13,242,767	—	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	1,723,996	—	—	—	4.8	—	—	4.8
Common stock issued under stock purchase agreement	17,401,153	—	—	—	53.5	—	—	53.5
Common stock issued under at-the-market program	32,971,617	—	—	—	137.8	—	—	137.8
PIPE financing	113,193,358	0.1	—	—	565.7	—	—	565.8
Stock-based compensation	—	—	—	—	53.1	—	—	53.1
Net loss	—	—	—	—	—	(536.8)	—	(536.8)
Other comprehensive loss	—	—	—	—	—	—	(0.3)	(0.3)
Balance as of December 31, 2024	503,777,464	$0.1	—	$—	$2,438.4	$(1,685.6)	$(0.3)	$752.6
See accompanying notes to consolidated financial statements.

Archer Aviation Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(536.8)	$(457.9)	$(317.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other	11.7	6.5	4.4
Debt discount and issuance cost amortization	—	0.7	0.5
Stock-based compensation	108.8	45.2	102.8
Change in fair value of warrant liabilities and other warrant costs	49.5	32.9	(22.9)
Gain on issuance of common stock	(1.5)	(3.6)	—
Non-cash lease expense	3.0	3.8	4.6
Research and development warrant expense	8.1	17.5	2.9
General and administrative warrant expense	0.2	—	—
Other warrant expense	—	2.1	10.8
Technology and dispute resolution agreements expense	5.6	70.3	—
Interest income on short-term investments	—	—	(0.5)
Accretion and amortization income of short-term investments	—	(2.3)	(4.9)
Changes in operating assets and liabilities:
Prepaid expenses	(4.0)	1.9	(2.2)
Other current assets	(4.1)	0.8	(1.2)
Other long-term assets	(2.4)	(5.0)	0.4
Accounts payable	(0.1)	9.2	(0.1)
Accrued expenses and other current liabilities	(4.3)	2.3	15.6
Operating lease right-of-use assets and lease liabilities, net	(3.3)	2.4	(3.4)
Other long-term liabilities	1.0	1.6	10.1
Net cash used in operating activities	(368.6)	(271.6)	(200.4)
Cash flows from investing activities
Purchase of short-term investments	—	—	(487.4)
Proceeds from maturities of short-term investments	—	465.0	30.0
Purchase of property and equipment	(82.0)	(44.3)	(6.9)
Net cash provided by (used in) investing activities	(82.0)	420.7	(464.3)
Cash flows from financing activities
Proceeds from issuance of debt	57.5	7.5	—
Repayment of long-term debt	—	(10.0)	(10.0)
Payment of debt issuance costs	(0.7)	(0.3)	—
Payments for taxes related to net share settlement of equity awards	—	(3.5)	—
Proceeds from PIPE financing	590.1	145.0	—
Payment of offering costs in connection with PIPE financing	(24.3)	(6.0)	—
Proceeds from shares issued under at-the-market program	138.3	20.7	—
Payment of offering costs in connection with at-the-market program	(0.3)	(1.2)	—
Proceeds from exercise of stock options	—	—	0.1
Proceeds from shares issued under employee stock purchase plan	4.8	2.9	—
Proceeds from issuance of common stock	55.0	95.0	—
Net cash provided by (used in) financing activities	820.4	250.1	(9.9)
Net increase (decrease) in cash, cash equivalents, and restricted cash	369.8	399.2	(674.6)
Cash, cash equivalents, and restricted cash, beginning of period	471.5	72.3	746.9
Cash, cash equivalents, and restricted cash, end of period	$841.3	$471.5	$72.3

Supplemental Cash Flow Information:
Cash paid for interest	$2.5	$0.8	$1.5
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	7.8	10.8	3.1
See accompanying notes to consolidated financial statements.

Archer Aviation Inc.
Notes to Consolidated Financial Statements

Note 1 - Organization and Nature of Business
Organization and Nature of Business
Archer Aviation Inc. (the “Company”), a Delaware corporation, with its headquarters located in San Jose, California, is an aerospace company. The Company is developing technologies and aircraft that will power the future of advanced aviation. The Company’s primary product is an electric vertical take-off and landing (“eVTOL”) aircraft.
The Company’s Planned Lines of Business
The Company intends to operate the following lines of business:
Commercial
This is planned to consist of the sale of the Company’s commercial aircraft and related technologies and services (“Archer Direct”) and direct-to-consumer aerial ride share services in select metropolitan areas around the world (“Archer UAM”).
Defense
This is planned to consist of the sale of aircraft and related technologies for defense applications.
Business Combination
The Company went public through a de-SPAC transaction in September 2021 as a result of the merger agreement that was entered into in February 2021 (the “Business Combination Agreement”) by Archer Aviation Inc., a Delaware corporation (that existed prior to the closing of the Business Combination (as defined below), “Legacy Archer”), Atlas Crest Investment Corp., a Delaware Corporation (“Atlas”) and Artemis Acquisition Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Atlas (“Merger Sub”). Pursuant to the terms of the Business Combination Agreement, a business combination of Legacy Archer and Atlas was effected by the merger of Merger Sub with and into Legacy Archer, with Legacy Archer surviving the merger as a wholly-owned subsidiary of Atlas (collectively with the other transactions described in the Business Combination Agreement, the “Business Combination”). Following the consummation of the Business Combination on September 16, 2021, Legacy Archer changed its name to Archer Aviation Operating Corp., and Atlas changed its name to Archer Aviation Inc. and it became the successor registrant with the Securities and Exchange Commission (“SEC”). The Company’s Class A common stock and public warrants are listed on the NYSE under the symbols “ACHR” and “ACHR WS,” respectively.
The financial statements included in this report reflect (i) the historical operating results of Legacy Archer prior to the Business Combination; (ii) the combined results of Atlas and Legacy Archer following the closing of the Business Combination; (iii) the assets and liabilities of Legacy Archer at their historical cost; and (iv) the Company’s equity structure for all periods presented.
Note 2 - Liquidity and Going Concern
Since the Company’s formation, the Company has devoted substantial effort and capital resources to the design and development of its planned aircraft, UAM network and business lines. Funding of these activities has primarily been through the net proceeds received from the issuance of related and third-party debt (Note 6 - Notes Payable), and the sale of preferred and common stock to related and third parties (Note 8 - Preferred and Common Stock). Through December 31, 2024, the Company has incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $1,685.6 million. As of December 31, 2024, the Company had cash and cash equivalents of $834.5 million, which management believes will be sufficient to fund the Company’s current operating plan for at least the next 12 months from the date these consolidated financial statements were issued.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
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
Note 3 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company.
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
Cash, Cash Equivalents, and Restricted Cash
Cash consists of cash on deposit with financial institutions. Cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of three months or less from the date of purchase. As of December 31, 2024 and 2023, the Company’s cash and cash equivalents included money market funds of $729.9 million and $339.6 million, respectively.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets that sum to amounts reported on the consolidated statements of cash flows (in millions):

	As of December 31,
	2024	2023
Cash and cash equivalents	$834.5	$464.6
Restricted cash	6.8	6.9
Total cash, cash equivalents, and restricted cash	$841.3	$471.5

Archer Aviation Inc.
Notes to Consolidated Financial Statements
Short-Term Investments
The Company had short-term investments in marketable securities with original maturities of less than one year, including United States Treasury securities, corporate debt securities and commercial paper. The Company classifies its marketable securities as available-for-sale at the time of purchase and reevaluates such classification at each balance sheet date. These marketable securities are carried at fair value, and unrealized gains and losses are recorded in other comprehensive loss in the consolidated statements of comprehensive loss, which is reflected as a component of stockholders’ equity. These marketable securities are assessed as to whether those with unrealized loss positions are other than temporarily impaired. The Company considers impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely the securities will be sold before the recovery of their cost basis. If the impairment is deemed other than temporary, the security is written down to its fair value and a loss is recognized in other income (expense), net. Realized gains and losses from the sale of marketable securities and from declines in value deemed to be other than temporary are determined based on the specific identification method and recognized in other income (expense), net in the consolidated statements of operations. As of December 31, 2024 and 2023, the Company had no short-term investments.
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
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in millions):

	As of December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$729.9	$—	$—	$729.9

Liabilities:
Warrant liability – public warrants	$56.0	$—	$—	$56.0
Warrant liability – private placement warrants	$—	$—	$33.4	$33.4

Archer Aviation Inc.
Notes to Consolidated Financial Statements

	As of December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$339.6	$—	$—	$339.6

Liabilities:
Warrant liability – public warrants	$25.4	$—	$—	$25.4
Warrant liability – private placement warrants	$—	$—	$14.5	$14.5
Accrued technology and dispute resolutions agreements liability	$—	$—	$44.0	$44.0
Cash Equivalents
The Company’s cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of three months or less from the date of purchase. The Company classifies its money market funds as Level 1, because they are valued based on quoted market prices in active markets.
The following tables present a summary of the Company’s cash equivalents as of December 31, 2024 and 2023 (in millions):

	As of December 31, 2024
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$729.9	$—	$—	$729.9
Total	$729.9	$—	$—	$729.9

	As of December 31, 2023
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$339.6	$—	$—	$339.6
Total	$339.6	$—	$—	$339.6
Public Warrants
The measurement of the public warrants as of December 31, 2024 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “ACHR WS”. The quoted price of the public warrants was $3.22 and $1.46 per warrant as of December 31, 2024 and 2023, respectively.
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

Archer Aviation Inc.
Notes to Consolidated Financial Statements
The key inputs into the Monte Carlo simulation model for the private placement warrants are as follows:

Input	December 31, 2024	December 31, 2023
Stock price	$9.75	$6.14
Strike price	$11.50	$11.50
Term (in years)	1.7	2.7
Risk-free rate	4.2%	4.0%
Volatility	92.1%	70.2%
Dividend yield	0.0%	0.0%
Accrued Technology and Dispute Resolution Agreements Liability
Under the Technology and Dispute Resolution Agreements, the Company recognized an accrued technology and dispute resolution agreements liability related to the Wisk Warrant (as defined below). See Note 7 - Commitments and Contingencies for additional information. The Company utilizes a Monte Carlo simulation model for the accrued technology and dispute resolution agreements liability at each reporting period, with changes in fair value recognized in the consolidated statements of operations. The estimated fair value of the accrued technology and dispute resolution agreements liability is determined using Level 3 inputs. Inherent in a Monte Carlo simulation model are assumptions related to expected share-price volatility, expected life, risk-free interest rate, and dividend yield.
The key inputs into the Monte Carlo simulation model for the accrued technology and dispute resolution agreements liability are as follows:

Input	December 31, 2023
Stock price	$6.14
Strike price	$0.01
Term (in years)	0.1
Risk-free rate	5.4%
Volatility	60.0%
Dividend yield	0.0%
The following table presents the change in fair value of the Company’s Level 3 private placement warrants and accrued technology and dispute resolution agreements liability during the years ended December 31, 2024 and 2023 (in millions):

Balance as of December 31, 2022	$2.5
Additions: accrued technology and dispute resolution agreements liability	48.0
Change in fair value	8.0
Balance as of December 31, 2023 (1)	58.5
Less: settlement of accrued technology and dispute resolution agreements liability	(54.3)
Change in fair value	29.2
Balance as of December 31, 2024	$33.4
(1) As of December 31, 2023, $14.5 million and $44.0 million were recorded within warrant liabilities and accrued expenses and other current liabilities, respectively, in the consolidated balance sheets.
In connection with the change in fair value of the Company’s private placement warrants, the Company recognized a loss of $18.9 million and $12.0 million during the years ended December 31, 2024 and 2023, respectively, and a gain of $7.6 million during the year ended December 31, 2022, within other income (expense), net in the consolidated statements of operations. Refer to Note 11 - Liability Classified Warrants for additional information about the private placement warrants.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
In connection with the change in fair value of the accrued technology and dispute resolution agreements liability, the Company recognized a loss of $10.3 million and a gain of $4.0 million within general and administrative expenses in the consolidated statements of operations during the years ended December 31, 2024 and 2023, respectively. Refer to Note 7 - Commitments and Contingencies for additional information about the accrued technology and dispute resolution agreements liability.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Certain financial instruments, including debt, are not measured at fair value on a recurring basis in the consolidated balance sheets. The fair value of debt as of December 31, 2024 approximates its carrying value (Level 2). Refer to Note 6 - Notes Payable for additional information.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Certain assets and liabilities are subject to measurement at fair value on a non-recurring basis if there are indicators of impairment or if they are deemed to be impaired as a result of an impairment review.
Intangible Assets, Net
Intangible assets consist solely of domain names and are recorded at cost, net of accumulated amortization, and if applicable, impairment charges. Amortization of domain names is provided over a 15-year estimated useful life on a straight-line basis or based on the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has analyzed a variety of factors to determine if any circumstance could trigger an impairment loss, and, at this time and based on the information presently known, no event has occurred and indicated that it is more likely than not that an impairment loss has been incurred. Therefore, the Company did not record any impairment charges for its intangible assets for the years ended December 31, 2024, 2023 and 2022.
As of December 31, 2024 and 2023, the net carrying amounts for domain names were $0.3 million and $0.4 million, respectively, and were recorded in the Company’s consolidated balance sheets.
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

Archer Aviation Inc.
Notes to Consolidated Financial Statements
Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Useful Life (In years)
Building	40
Furniture, fixtures, and equipment	5
Vehicles	5
Computer hardware	3
Computer software	3
Website design	2
Building and leasehold improvements	Shorter of building useful life / lease term or the asset standard life
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
Cloud Computing Arrangements
The Company capitalizes certain implementation costs incurred in the application development stage of projects related to its cloud computing arrangements that are service contracts. Capitalized implementation costs are recognized in other long-term assets in the consolidated balance sheets and amortized on a straight-line basis over the fixed, noncancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. As of December 31, 2024 and 2023, the net carrying amounts of the Company’s capitalized cloud computing implementation costs were $5.9 million and $6.4 million, respectively.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
Contract Liabilities
The Company records contract liabilities related to differences between the timing of cash receipts from the customer and the recognition of revenue. Contract liabilities consisted of the following (in millions):

	Year Ended December 31,
	2024	2023
Current portion of contract liabilities	$0.9	$—
Contract liabilities, net of current portion	11.8	10.8
Total	$12.7	$10.8
Current portion of contract liabilities is recorded in accrued expenses and other current liabilities and contract liabilities, net of current portion is recorded in other long-term liabilities in the Company’s consolidated balance sheets. As of December 31, 2024 and 2023, the Company’s contract liabilities included a $10.0 million pre-delivery payment received from United Airlines, Inc. (“United”) under the terms of the Amended United Purchase Agreement (defined below) (see Note 9 - Stock-Based Compensation), and installment payments received under a contract order with the United States Air Force for the design, development, and ground test of the Company’s production aircraft, Midnight, of $1.8 million and $0.8 million, respectively. No revenues were recognized during the years ended December 31, 2024, 2023 and 2022.
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
General and Administrative
General and administrative expenses are primarily comprised of personnel-related costs including salaries, bonuses, benefits, and stock-based compensation for employees associated with the Company’s administrative services such as finance, legal, human resources, and information technology, other related costs, depreciation, and an allocation of general overhead. General and administrative expenses include charges relating to the Technology and Dispute Resolution Agreements (defined below) for the years ended December 31, 2024 and 2023, and stock-based compensation expense related to restricted stock units (“RSUs”) granted to the Company’s founders pursuant to the terms and conditions of the Business Combination Agreement immediately prior to closing (each, a “Founder Grant” and collectively, the “Founder Grants”) for the years ended December 31, 2024, 2023 and 2022. Refer to Note 7 - Commitments and Contingencies and Note 9 - Stock-Based Compensation for additional information.
Other Warrant Expense
Other warrant expense consists entirely of non-cash expense related to the warrants issued in conjunction with the execution of the purchase agreement (“United Purchase Agreement”), collaboration agreement (“United Collaboration Agreement”), and warrant agreement (“United Warrant Agreement”) with United. Refer to Note 9 - Stock-Based Compensation for additional information.
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
Fair Value of Common Stock
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
The following table presents the number of antidilutive shares excluded from the calculation of diluted net loss per share:

	Year Ended December 31,
	2024	2023	2022
Options to purchase common stock	2,118,011	3,174,114	5,335,974
Unvested restricted stock units	28,658,246	33,397,483	45,021,632
Warrants	38,347,301	52,011,560	30,558,565
Shares issuable under the Employee Stock Purchase Plan (Note 9)	527,764	931,412	712,838
Total	69,651,322	89,514,569	81,629,009
Segments
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates as a single operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis. The CODM uses net loss for purposes of making operating decisions, allocating resources, and evaluating financial performance. Given the Company’s pre-revenue operating stage, it currently has no concentration exposure to products, services, or customers. Segment asset information is not used by the CODM to allocate resources.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
The following table presents significant expenses provided to the CODM (in millions):

	Year Ended December 31,
	2024	2023	2022
Operating expenses
Depreciation and amortization expense	$11.7	$6.5	$3.1
Research and development warrant expense	8.1	17.5	2.9
Stock-based compensation	108.8	45.2	102.8
Technology and dispute resolution agreements	12.0	70.3	—
General and administrative warrant expense	0.2	—	—
Other research and development expense	290.9	224.6	140.1
Other general and administrative expense	78.0	80.7	87.7
Other warrant expense	—	2.1	10.8
Total operating expenses	509.7	446.9	347.4
Loss from operations	(509.7)	(446.9)	(347.4)
Other income (expense), net	(48.8)	(26.9)	27.8
Interest income, net	21.9	16.4	2.3
Loss before income taxes	(536.6)	(457.4)	(317.3)
Income tax expense	(0.2)	(0.5)	—
Net loss	$(536.8)	$(457.9)	$(317.3)
Comprehensive Loss
Comprehensive loss includes all changes in equity during the period from non-owner sources. The Company’s comprehensive loss consists of its net loss, its unrealized gains or losses on available-for-sale securities and foreign currency translation gains or losses.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements through enhanced disclosures about significant segment expenses, interim segment profit or loss and assets, and how the CODM uses reported segment profit or loss information in assessing segment performance and allocating resources. The Company adopted ASU 2023-07 effective January 1, 2024. Refer to Note 3 - Summary of Significant Accounting Policies for additional information.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of additional information about specific expense categories in the notes to the financial statements. The update is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The update can be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any of all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2024-03 on its disclosures within its consolidated financial statements.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
Note 4 - Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of December 31,
	2024	2023
Building	$64.4	$—
Furniture, fixtures, and equipment	24.7	7.9
Vehicles	0.1	0.1
Computer hardware	5.8	5.3
Computer software	1.9	1.5
Website design	0.8	0.8
Building and leasehold improvements	34.2	33.0
Construction in progress	13.3	18.4
Total property and equipment	145.2	67.0
Less: Accumulated depreciation	(18.4)	(9.4)
Total property and equipment, net	$126.8	$57.6
The following table presents depreciation expense included in each respective expense category in the consolidated statements of operations (in millions):

	Year Ended December 31,
	2024	2023	2022
Research and development	$9.8	$5.3	$2.3
General and administrative	0.5	0.5	0.8
Total depreciation expense	$10.3	$5.8	$3.1
Note 5 - Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of December 31,
	2024	2023
Accrued professional fees	$6.5	$9.5
Accrued employee costs	22.2	16.7
Accrued parts and materials	12.5	12.1
Taxes payable	1.1	1.4
Accrued capital expenditures	5.6	9.2
Accrued cloud computing implementation costs	0.1	0.3
Accrued technology and dispute resolution agreements liability (Note 7)	—	44.0
Current portion of contract liabilities	0.9	—
Other current liabilities	3.9	3.7
Total	$52.8	$96.9

Archer Aviation Inc.
Notes to Consolidated Financial Statements
Note 6 - Notes Payable
Notes payable consisted of the following (in millions):

	As of December 31,
	2024	2023
Synovus Bank Loan	$65.0	$7.5
Loan unamortized discount and loan issuance costs	(1.0)	(0.3)
Total debt, net of discount and loan issuance costs	64.0	7.2
Less current portion, net of discount and loan issuance costs	—	—
Total long-term notes payable, net of discount and loan issuance costs	$64.0	$7.2
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
The Company’s obligations under the Credit Agreement are secured by funds in a collateral account and the Credit Agreement is guaranteed by the Company’s domestic subsidiaries. The Company may prepay with certain premium that links to the passage of time, and in certain circumstances would be required to prepay the Loan under the Credit Agreement without payment of a premium. The Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, and customary events of default. As of December 31, 2024, the Company was in compliance with all the covenants of the Credit Agreement.
The Company has drawn down $65.0 million of the Loan as of December 31, 2024. The effective interest rate for the draw downs ranged from 6.7% to 7.2% and 7.7% to 8.2% as of December 31, 2024 and 2023, respectively. The Company incurred issuance costs of $1.0 million related to the loan outstanding as of December 31, 2024. The loan issuance costs will be amortized to interest expense over the contractual term of the Loan. During the years ended December 31, 2024 and 2023, the Company recognized interest expense of $0.1 million and $0.1 million, respectively, including an immaterial amount related to the amortization of issuance costs within interest income, net in the consolidated statements of operations. The carrying value of the Loan, net of unamortized issuance costs of $1.0 million was $64.0 million as of December 31, 2024.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
The future scheduled principal maturities of the Loan as of December 31, 2024 are as follows (in millions):

2025	$—
2026	0.4
2027	2.6
2028	2.6
2029	2.6
Thereafter	56.8
$65.0
Silicon Valley Bank (“SVB”) Loan
On July 9, 2021, the Company, as the borrower, entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with SVB and SVB Innovation Credit Fund VIII, L.P. (“SVB Innovation”) as the lenders, and SVB as the collateral agent. The total principal amount of the loans is $20.0 million (the “Term Loans”), and all obligations due under the Term Loans are collateralized by all of the Company’s right, title, and interest in and to its specified personal property in favor of the collateral agent. The Term Loans include events of default and covenant provisions, whereby accelerated repayment may result if the Company were to default. On January 1, 2022, the Company began repaying the Term Loans, which are payable in 24 equal monthly installments, including principal and interest. The interest rate on the loans is a floating rate per annum equal to the greater of (i) 8.5% and (ii) the Prime Rate plus the Prime Rate Margin (each as defined in the Loan and Security Agreement), which increases by 2.0% per annum upon the occurrence of an event of default. The effective interest rate as of December 31, 2023 and 2022 were 10.2% and 9.4%, respectively. For the years ended December 31, 2023 and 2022, the Company recognized interest expense of $0.6 million and $1.5 million, respectively.
Additionally, in conjunction with the issuance of the Term Loans, the Company issued 366,140 warrants to SVB and 366,140 warrants to SVB Innovation, totaling 732,280 warrants. The Company issued the warrants to the lenders as consideration for entering into the Term Loans, representing a loan issuance fee. Each warrant provides SVB and SVB Innovation with the right to purchase one share of the Company’s Class A common stock. The Company recorded the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized as a gain or loss in the Company’s consolidated statements of operations. The initial offsetting entry to the warrant liability was a debt discount recorded to reflect the loan issuance fee. See Note 11 - Liability Classified Warrants for further details. Effective March 27, 2023, the Term Loans and warrants were assigned to and assumed by First-Citizens Bank & Trust Company on the original terms and conditions of the financial instruments.
Upon the closing of the Business Combination, the SVB warrants became public warrants. The subsequent measurement of the SVB warrants is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “ACHR WS”. The quoted price of the public warrants was $3.22 as of December 31, 2024.
During the years ended December 31, 2023 and 2022, the Company recognized interest expense of $0.7 million and $0.5 million related to the amortization of the discount and loan issuance costs, respectively. As of December 31, 2023, the Term Loans were fully repaid and the discount and loan issuance costs were fully amortized.
Note 7 - Commitments and Contingencies
Operating Leases
The Company leases office, lab, hangar, and storage facilities under various operating lease agreements with lease periods expiring between 2025 and 2030 and generally containing periodic rent increases and various renewal and termination options.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
The Company’s lease costs were as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$5.0	$5.7	$5.8
Short-term lease cost	0.5	0.6	0.2
Total lease cost	$5.5	$6.3	$6.0
The Company’s weighted-average remaining lease term and discount rate as of December 31, 2024 and 2023 were as follows:

	2024	2023
Weighted-average remaining lease term (in months)	48	58
Weighted-average discount rate	14.4%	14.7%
The minimum aggregate future obligations under the Company’s non-cancelable operating leases as of December 31, 2024 were as follows (in millions):

2025	$6.1
2026	5.4
2027	2.9
2028	2.2
2029	2.3
Thereafter	2.1
Total future lease payments	21.0
Less: leasehold improvement allowance	(0.5)
Total net future lease payments	20.5
Less: imputed interest	(5.5)
Present value of future lease payments	$15.0
Supplemental cash flow information and non-cash activities related to right-of-use assets and lease liabilities were as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Operating cash outflows from operating leases	$5.2	$5.0	$4.3
Operating lease liabilities from obtaining right-of-use assets	2.1	0.6	11.7
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

Archer Aviation Inc.
Notes to Consolidated Financial Statements
As of December 31, 2024, the Company had standby letters of credit in the aggregate outstanding amount of $5.8 million, secured with restricted cash.
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
Pursuant to the Technology and Dispute Resolution Agreements, the Company issued Wisk a warrant to purchase up to 13,176,895 shares of the Company’s Class A Common Stock with an exercise price of $0.01 per share (the “Wisk Warrant”).
The Company recorded the initial vested tranche of shares underlying the warrant within equity at its fair value and recognized technology and dispute resolution agreements expense for the initial vested tranche of shares upon the issuance of the Wisk Warrant. The Company recorded the unvested portion of shares underlying the Wisk Warrant (the “Second Tranche”) as liabilities at their fair value and adjusted the Wisk Warrant to fair value at each reporting period. This liability was subjected to remeasurement at each balance sheet date until exercised, and any change in fair value was recognized as a gain or loss in the Company’s consolidated statements of operations. The initial offsetting entry to the warrant liability was technology and dispute resolution agreements expense. Upon the issuance of shares underlying the the Second Tranche, the warrant liability was reclassed to equity at fair value. During the years ended December 31, 2024 and 2023, the Company recorded $10.3 million and $70.3 million, respectively, in general and administrative expenses.
On June 7, 2024, Wisk filed a motion in the United States District Court for the Northern District of California to enforce the Technology and Dispute Resolution Agreements in regards to a dispute between the parties with respect to the Second Tranche. The Company filed its opposition on July 10, 2024 and a hearing on Wisk’s motion occurred on August 14, 2024. On September 6, 2024, the Court entered an order determining that the shares underlying the Second Tranche were exercisable and that the Company was required to pay Wisk prejudgment interest for the period from March 21, 2024 through the date of the Court’s hearing on the issue, which has been paid by the Company. On November 5, 2024, the Court issued an order denying Wisk’s motion for partial reconsideration of certain aspects of the Court’s August order. The Wisk Warrant was fully vested and exercised in the year ended December 31, 2024.
Delaware Class Action Litigation
Singh. On May 17, 2024, two putative stockholders of the Company (and formerly, Atlas) filed class action lawsuits, on behalf of themselves and other similarly-situated stockholders, in the Delaware Court of Chancery against the directors and officers of Atlas, the Company, the Company’s co-founders, Moelis & Company Group LP and Moelis & Company LLC. The complaint asserts claims against the defendants for breaches of fiduciary duties, aiding and abetting breaches of fiduciary duties, and unjust enrichment, in connection with the merger between Atlas and the Company. The plaintiffs request damages in an amount to be determined at trial, as well as attorneys’ and experts’ fees. Relatedly, on June 19, 2024, another putative stockholder of the Company filed a class action lawsuit, on behalf of himself and other similarly-situated stockholders, in the Delaware Court of Chancery asserting similar claims as the aforementioned May 17, 2024 complaint against the same defendants named in that May complaint. The Delaware Court of Chancery subsequently consolidated the related class actions and appointed a lead plaintiff. The Company along with the other defendants filed a motion to dismiss on October 3, 2024. The plaintiffs filed an answer on January 13, 2025. The hearing on the motion to dismiss is scheduled for April 17, 2025.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
Solak. On June 28, 2024, a stockholder of the Company filed a class action complaint in the Delaware Court of Chancery regarding the vote at the annual meeting of stockholders held on June 21, 2024 to approve the amendment to the Company’s Amended and Restated Certificate of Incorporation filed on September 16, 2021 (the “Amended and Restated Certificate of Incorporation”) to include a provision exculpating officers of the Company from certain types of duty of care claims. On July 5, 2024, the Company filed a Certificate of Correction to clarify that its Amended and Restated Certificate of Incorporation remains unchanged and the Delaware Court of Chancery subsequently dismissed the class action. On October 28, 2024, the parties entered into a settlement that releases all claims by the plaintiff and on November 7, 2024, the Company paid an immaterial amount as required under the settlement agreement.
Note 8 - Preferred and Common Stock
On December 26, 2024, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the total number of authorized shares of capital stock from 1,010,000,000 to 1,710,000,000, consisting of 1,400,000,000 shares of Class A common stock, 300,000,000 shares of Class B common stock and 10,000,000 shares of preferred stock.
Effective December 31, 2024 (the “Final Conversion Date”), pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation providing for the automatic conversion of the Company’s Class B common stock on the last trading day of the year during which the number of outstanding shares of Class B common stock represents less than 10.0% of the total number of outstanding shares of the Company’s Class A common stock and Class B common stock, each outstanding share of Class B common stock automatically converted into the same number of shares of Class A common stock (the “Conversion”). No additional shares of Class B common stock have been or will be issued following the Final Conversion Date.
Preferred Stock
As of December 31, 2024, no shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.
Voting
Holders of the Company’s Class A common stock are entitled to one vote per share on all matters to be voted upon by the stockholders and prior to the Conversion, holders of Class B common stock were entitled to ten votes per share on all matters to be voted upon by the stockholders. As a result of the Conversion during the year, all former holders of Class B common stock received an equal number of shares of Class A common stock. In addition, the provisions of the Certificate of Incorporation and DGCL that entitled the holders of shares of Class A common stock and Class B common stock, in certain circumstances, to separate class voting rights, are no longer applicable as a result of the Conversion.
Dividends
Holders of Class A common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s Board of Directors in its discretion out of funds legally available therefor. No dividends on common stock have been declared by the Company’s Board of Directors through December 31, 2024, and the Company does not expect to pay dividends in the foreseeable future.
Preemptive Rights
Stockholders have no preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to Class A common stock.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
Conversion
The Company’s Class B common stock was subject to “sunset” provisions of the Company’s Amended and Restated Certificate of Incorporation, pursuant to which all shares of Class B common stock would automatically convert into an equal number of shares of Class A common stock upon the earliest to occur of (i) the ten-year anniversary of the closing of the Business Combination, (ii) the date specified by the holders of two-thirds of the then outstanding Class B common stock, voting as a separate class, and (iii) when the number of Class B common stock represents less than 10% of the aggregate number of Class A common stock and Class B common stock then outstanding. During the year ended December 31, 2024, shares of the Company’s Class B common stock represented less than 10% of all outstanding shares of the Company’s common stock, and as such pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, each outstanding share of Class B common stock automatically converted into an equal number of Class A common stock on December 31, 2024. Following the Final Conversion Date, the Company may no longer issue any additional shares of Class B common stock.
During the years ended December 31, 2024, 2023 and 2022, 43,434,962, 26,449,869 and 8,406,170 shares of Class B common stock were converted into Class A common stock, respectively.
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
On August 8, 2024, the Company entered into subscription agreements with certain investors providing for the private placement of the Company’s Class A common stock at a purchase price of $3.35 per share (the “First 2024 PIPE Financing”), pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. A portion of the First 2024 PIPE Financing closed on August 12, 2024 for 49,283,582 shares of the Company’s Class A common stock for net proceeds of approximately $158.0 million, after deducting offering costs. The remaining portion of the First 2024 PIPE Financing covering an aggregate of 2,982,089 shares of the Company’s Class A common stock to be issued and sold to Stellantis N.V. (“Stellantis”) for gross proceeds of approximately $10.0 million closed on January 6, 2025.
On December 11, 2024, the Company entered into subscription agreements with certain investors providing for the private placement of the Company’s Class A common stock at a purchase price of $6.65 per share (the “Second 2024 PIPE Financing”), pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. A portion of the Second 2024 PIPE Financing closed on December 13, 2024 for 63,909,776 shares of the Company’s Class A common stock for net proceeds of approximately $407.7 million, after deducting offering costs. The remaining portion of the Second 2024 PIPE Financing covering an aggregate of 751,879 shares of the Company’s Class A common stock to be issued and sold to Stellantis for anticipated gross proceeds of approximately $5.0 million is subject to the satisfaction of certain closing conditions, including approval by the Company’s stockholders.
At-The-Market Program
In November 2023, the Company filed a shelf registration statement on Form S-3 with the SEC and a related prospectus supplement pursuant to which it may, from time to time, sell shares of its Class A common stock, having an aggregate value of up to $70.0 million, pursuant to a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with a placement agent (the “First ATM Program”). The First ATM Program was fully utilized in May 2024. During the years ended December 31, 2024 and 2023, the Company sold 10,275,033 and 3,109,097 shares of Class A common stock, respectively, under the First ATM Program, for net proceeds of $48.1 million and $19.5 million, respectively.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
In May 2024, the Company filed a shelf registration statement on Form S-3 with the SEC that permits the offering of an aggregate of up to $95.0 million of shares of the Company’s Class A common stock or preferred stock, debt securities, warrants, and units (the “2024 Shelf Registration Statement”), including a prospectus for the sale under the Sales Agreement of shares of its Class A common stock, having an aggregate value of up to $70.0 million (the “Second ATM Program”). The Second ATM Program was fully utilized in November 2024. During the year ended December 31, 2024, the Company sold 20,644,100 shares of Class A common stock under the Second ATM Program for net proceeds of $68.0 million.
In November 2024, the Company filed a shelf registration statement on Form S-3ASR with the SEC and a related prospectus for the sale under the Sales Agreement of shares of its Class A common stock, having an aggregate value of up to $70.0 million (the “Third ATM Program”). During the year ended December 31, 2024, the Company sold 2,052,484 shares of Class A common stock under the Third ATM Program for net proceeds of $21.7 million. As of December 31, 2024, the Company had $47.5 million remaining eligible for sales under the Third ATM Program.
The Company pays the placement agent a commission rate of up to 3.0% of the gross proceeds from any shares of Class A common stock sold through the Sales Agreement.
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

Archer Aviation Inc.
Notes to Consolidated Financial Statements
Employee Stock Purchase Plan
In August 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately upon the closing of the Business Combination. The ESPP permits eligible employees to purchase shares of Class A common stock at a price equal to 85.0% of the lower of the fair market value of Class A common stock on the first day of an offering or on the date of purchase. Additionally, the number of shares of Class A common stock reserved for issuance under the ESPP will automatically increase on January 1st of each year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by the lesser of (i) 1.0% of the total number of shares of Class A common stock outstanding on December 31 of the preceding year; (ii) 9,938,118 shares of Class A common stock; or (iii) a lesser number of shares of Class A common stock determined by the Board of Directors prior to the date of increase (the “ESPP Evergreen Provision”). The ESPP Evergreen Provision is calculated using the number of legally outstanding shares of common stock and includes shares, such as unvested shares pursuant to early exercised stock options, that are not considered outstanding for accounting purposes. In accordance therewith, the number of shares of Class A common stock reserved for issuance under the ESPP increased by 2,679,473 on January 1, 2024. As of December 31, 2024, the maximum number of shares authorized for issuance under the ESPP was 11,085,810, of which 8,133,182 shares remained available under the ESPP.
The Company currently offers six-month offering periods, and at the end of each offering period, which occurs every six months on May 31 and November 30, employees can elect to purchase shares of the Company’s Class A common stock with contributions of up to 15.0% of their base pay, accumulated via payroll deductions, subject to certain limitations.
During the year ended December 31, 2024, for the six-month ESPP offering periods that ended on May 31, 2024 and November 30, 2024, employees purchased 812,544 shares at a price of $2.78 per share and 911,452 shares at a price of $2.78 per share, respectively.
The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of each award granted under the ESPP. The following table sets forth the key assumptions and fair value results for each award granted in the Company’s six-month offering period that started on December 1, 2024:

Input	December 1, 2024
Stock price	$9.57
Term (in years)	0.5
Risk-free interest rate	4.4%
Volatility	85.0%
Dividend yield	0.0%
Grant date fair value per share	$3.67
During the years ended December 31, 2024, 2023 and 2022, the Company recognized stock-based compensation expense of $2.6 million, $1.2 million and $0.1 million for the ESPP, respectively.
As of December 31, 2024, the total remaining stock-based compensation expense was $1.6 million for the ESPP, which is expected to be recognized over the current six-month offering period until May 31, 2025.
Annual Equity Awards
Subject to the achievement of certain performance goals established by the Company from time to time, the Company’s employees are eligible to receive an annual incentive bonus that will entitle them to an annual grant of RSUs that are fully vested on the date of grant. Furthermore, all the annual equity awards are contingent and issued only upon approval by the Company’s Board of Directors or the Compensation Committee. During the years ended December 31, 2024, 2023 and 2022, the Company recognized stock-based compensation expense of $17.8 million, $11.5 million and $9.5 million, respectively, related to these annual equity awards.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
Stock Options
A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2024	3,174,114	$0.12	6.7	$19.1
Exercised	(999,115)	0.08		4.5
Expired/forfeited	(56,988)	0.10
Outstanding as of December 31, 2024	2,118,011	0.13	5.8	20.4

Exercisable as of December 31, 2024	1,551,567	$0.13	5.8	$14.9
Vested and expected to vest as of December 31, 2024	2,118,011	0.13	5.8	20.4
There were no options granted for the years ended December 31, 2024, 2023 and 2022.
The Company recognized stock-based compensation expense of $2.5 million, $2.8 million and $3.8 million for stock options for the years ended December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024, the total remaining stock-based compensation expense for unvested stock options was $2.2 million, which is expected to be recognized over a weighted-average period of 0.4 years.
Restricted Stock Units
A summary of the Company’s RSU activity is as follows:

	Number of Shares	Weighted Average Grant Fair Value
Outstanding as of January 1, 2024	31,522,483	$4.99
Granted	18,608,964	4.78
Vested	(18,837,707)	4.87
Forfeited	(2,635,494)	4.06
Outstanding as of December 31, 2024	28,658,246	5.02
During the year ended December 31, 2024, the Company granted 2,735,840 RSUs under the Amended and Restated 2021 Plan, representing the annual equity awards for 2023. The RSUs were fully vested on the date of grant and settled in Class A common stock on a one-for-one basis. In addition, the Company granted 14,254,746 RSUs under the Amended and Restated 2021 Plan, which generally vest over a three- or four-year period with a one-year cliff and remain subject to forfeiture if vesting conditions are not met. Upon vesting, RSUs are settled in Class A common stock on a one-for-one basis. The shares of Class A common stock underlying RSU grants are not issued and outstanding until the applicable vesting date.
During the year ended December 31, 2024, the Company granted 1,322,520 RSUs under the Amended and Restated 2021 Plan to certain executives, which vest over a three-year period with a payout based on the Company’s relative performance of total shareholder return (“TSR”) compared with the annualized TSR of certain peer companies for the service period (the “PSUs”). The award payout can range from 0.0% to 200.0% of the initial grant, and is measured on each anniversary of the grant date. Upon vesting, the PSUs are settled in Class A common stock on a one-for-one basis. If an executive’s employment ends due to disability, death, termination without cause or resignation for good reason, the executive (or beneficiary) remains eligible under the award and, if the award is earned, will receive a proration of the PSUs based on active employment during the annual service periods. In all other cases, the award will not vest and all rights to the PSUs will terminate.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
The Company also granted 295,858 RSUs under the Amended and Restated 2021 Plan to an employee that pays out based on attainment of predefined performance goals so long as the employee remains employed by the Company over the ten-year performance period. The award payout can range from 0.0% to 100.0% of the initial grant.
The Company determined the fair value of the PSUs using a Monte Carlo simulation model on the grant date. The Company will recognize compensation expense for the PSUs on a straight-line basis over the three-year performance period.
The following assumptions were used to estimate the fair value, using the Monte Carlo simulation, of the PSUs:

	December 18, 2024	March 26, 2024
Stock price	$8.95	$4.79
Term (in years)	3.0	3.0
Risk-free interest rate	4.3%	4.3%
Volatility	87.3%	87.1%
Dividend yield	0.0%	0.0%
Immediately prior to closing of the Business Combination, each of the Company’s founders was granted 20,009,224 RSUs under the 2019 Plan pursuant to the terms and conditions of the Business Combination Agreement. One-quarter of each of the Founder Grants was intended to vest upon the achievement of the earlier to occur of (i) a price-based milestone or (ii) a performance-based milestone, with a different set of such price and performance-based milestones applying to each quarter of each of the Founder Grants and so long as the achievement occurs within seven years following the closing of the Business Combination.
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
One-quarter of each of the Founder Grants, totaling 10,004,612 shares of Class B common stock, vested immediately prior to the Closing Date pursuant to the terms and conditions of the Business Combination Agreement. On April 14, 2022, the vested 5,002,306 shares of Class B common stock of the Company’s former co-CEO were cancelled. On July 13, 2023, following the expiration of 15 months from the separation of the former co-CEO from the Company on April 13, 2022, the former officer’s unvested 15,006,918 shares of Class B common stock for the remaining three tranches were forfeited. The Company then reversed the previously recognized stock-compensation expense of $59.1 million associated with these shares. During the year ended December 31, 2024, the Company’s Board of Directors determined that the performance milestone for the second tranche of the outstanding Founder Grant, covering 5,002,306 shares of Class B common stock, was achieved. As of December 31, 2024, there were 10,004,612 RSUs outstanding, representing the remaining two tranches of the outstanding Founder Grant.
For the years ended December 31, 2024, 2023 and 2022, the Company recorded $33.1 million, $49.7 million and $64.9 million of stock-based compensation expense, respectively, for the remaining three tranches of the outstanding Founder Grant in general and administrative expenses in the consolidated statements of operations. Of the amounts recorded during the years ended December 31, 2023 and 2022, approximately $17.3 million and $32.4 million of stock-based compensation expense, respectively, associated with the forfeiture were reversed in July 2023 and recorded during the year ended December 31, 2023.
For the years ended December 31, 2024, 2023 and 2022, the Company recorded $47.4 million, $27.0 million and $22.8 million of stock-based compensation expense, respectively, related to RSUs (excluding the Founder Grants).

Archer Aviation Inc.
Notes to Consolidated Financial Statements
As of December 31, 2024, the total remaining stock-based compensation expense for unvested RSUs (including the remaining Founder Grant) was $114.5 million, which is expected to be recognized over a weighted-average period of 0.9 years.
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
Issuance of Class A Common Stock
During the year ended December 31, 2024, the Company issued 1,685,994 shares of Class A common stock pursuant to its 2024 Shelf Registration Statement to certain service providers to satisfy $5.8 million of the Company’s outstanding amounts payable to those service providers.
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
The following table presents stock-based compensation expense included in each respective expense category in the consolidated statements of operations (in millions):

	Year Ended December 31,
	2024	2023	2022
Research and development	$49.0	$28.9	$26.1
General and administrative	59.8	16.3	76.7
Total stock-based compensation expense	$108.8	$45.2	$102.8
Warrants
A summary of the Company’s warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2024	20,788,247	$0.01	4.5	$127.4
Issued	57,050	0.01
Exercised	(91,667)	0.01		0.8
Outstanding as of December 31, 2024	20,753,630	0.01	3.5	202.1

Vested and exercisable as of December 31, 2024	7,805,276	$0.01	2.4	$76.0

Archer Aviation Inc.
Notes to Consolidated Financial Statements
United Airlines
On January 29, 2021, the Company entered into the United Purchase Agreement, United Collaboration Agreement, and United Warrant Agreement. Under the terms of the United Purchase Agreement, United has a conditional purchase order for up to 200 of the Company’s aircraft, with an option to purchase an additional 100 aircraft. Those purchases are conditioned upon the Company meeting certain conditions that include, but are not limited to, the certification of the Company’s aircraft by the Federal Aviation Administration (“FAA”) and further negotiation and reaching of mutual agreement on certain material terms related to the purchases. The Company issued 14,741,764 warrants to United to purchase shares of the Company’s Class A common stock. Each warrant provides United with the right to purchase one share of the Company’s Class A common stock at an exercise price of $0.01 per share. The warrants were initially expected to vest in four installments in accordance with the following milestones: the execution of the United Purchase Agreement and the United Collaboration Agreement, the completion of the Business Combination, the certification of the aircraft by the FAA, and the sale of aircraft to United.
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
The Company accounts for the Amended United Purchase Agreement and the United Collaboration Agreement under ASC 606, Revenue from Contracts with Customers. The Company identified the sale of each aircraft ordered by United as a separate performance obligation in the contract. As the performance obligations have not been satisfied, the Company has not recognized any revenue as of December 31, 2024.
With respect to the warrant vesting milestones outlined above, the Company accounts for them as consideration payable to a customer under ASC 606 related to the future purchase of aircraft by United. The Company determined that the warrants are classified as equity awards based on the criteria of ASC 480, Distinguishing Liabilities from Equity and ASC 718. Pursuant to ASC 718, the Company measured the grant date fair value of the warrants to be recognized upon the achievement of each of the original four milestones and the vesting of the related warrants, which was determined to be $13.35, based on a valuation of the Company’s Class A common stock on January 29, 2021.
For the first milestone, issuance of warrants in conjunction with the execution of the United Purchase Agreement and the United Collaboration Agreement, the Company recorded the grant date fair value of the respective warrant tranche at the vesting date upon satisfaction of the milestone, and the related costs were recorded in other warrant expense due to the absence of historical or probable future revenue. For the second milestone, the completion of the Business Combination transaction, the related costs were also recorded in other warrant expense due to the absence of historical or probable future revenue. A total of 8,845,058 warrants vested from achievement of the first two milestones and were exercised. For the third milestone, the certification of the aircraft by the FAA, the Company will assess whether it is probable that the award will vest at the end of every reporting period. If and when the award is deemed probable of vesting, the Company will begin capitalizing the grant date fair value of the associated warrants as an asset through the vesting date and subsequently amortize the asset as a reduction to revenue as it sells the new aircraft to United.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
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
There was no other warrant expense recognized for the year ended December 31, 2024.
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
Under the terms of the Stellantis Forward Purchase Agreement, the Company agreed to issue and sell to Stellantis up to $150.0 million of shares of the Company’s Class A common stock pursuant to terms and conditions of the Stellantis Forward Purchase Agreement. As further described below, the shares pursuant to the Stellantis Forward Purchase Agreement were fully issued in July 2024.
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

Archer Aviation Inc.
Notes to Consolidated Financial Statements
As the Company is currently in pre-revenue stage and is not generating any revenue from the Stellantis Collaboration Agreement, all costs incurred with third parties are recorded based on the nature of the costs incurred. The Company accounts for the warrant in accordance with the provisions of ASC 718. The grant date fair value of each warrant was determined to be $1.93, which was the closing price of the Company’s Class A common stock on January 3, 2023. For each tranche of the warrant, the Company will recognize compensation costs as the related services are received from Stellantis on a straight-line basis over the associated service period. During the years ended December 31, 2024 and 2023, the Company recorded $8.1 million and $17.5 million of R&D expense, respectively, in the consolidated statements of operations in connection with the Stellantis Collaboration Agreement.
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
As the Company is currently in pre-revenue stage and is not generating any revenue from the FCA Collaboration Agreement, all costs incurred with third parties are recorded based on the nature of the cost incurred. The Company accounts for the warrant in accordance with ASC 718. The Company assessed whether it was probable that the award vested for each of the seven milestones at the end of every reporting period. If and when the award was deemed probable of vesting, the Company recognized compensation expense for the portion of the grant determined probable of vesting on a straight-line basis over the duration of each milestone. If services had been provided by FCA prior to management determining the milestone was probable of being achieved, a cumulative catch-up adjustment was recorded for services performed in prior periods. During the year ended December 31, 2022, the Company recorded $0.1 million of R&D expense in the consolidated statements of operations related to the completion of certain milestones. As of December 31, 2022, all seven milestones have been completed, amounting to 1,671,202 shares that have vested.
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

Archer Aviation Inc.
Notes to Consolidated Financial Statements
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
Note 10 - Income Taxes
The Company's loss before income taxes consisted of the following (in millions):

	Year Ended December 31,
	2024	2023	2022
United States	$(537.6)	$(458.7)	$(317.3)
International	1.0	1.3	—
Total	$(536.6)	$(457.4)	$(317.3)
The Company recognized foreign current income tax provision of $0.2 million and $0.5 million during the years ended December 31, 2024 and 2023, respectively. The Company did not recognize any current income tax provision during the year ended December 31, 2022. The Company did not record any deferred income tax provision for the years ended December 31, 2024, 2023 and 2022. The related increase in the deferred tax assets was offset by the increase in valuation allowance.
A reconciliation of the Company’s effective income tax rate to the expected income tax rate, computed by applying the federal statutory income tax rate of 21.0% to the Company’s loss before income taxes, is as follows:

	Year Ended December 31,
	2024	2023	2022
Federal income tax (benefit) at statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes (net of federal benefit)	0.8%	(2.7)%	2.5%
Nondeductible expenses	(1.0)%	(0.1)%	(0.2)%
Warrant expense	(1.9)%	(1.6)%	0.8%
Nondeductible officers’ compensation	(0.7)%	0.1%	(4.7)%
Other	0.0%	0.0%	(0.7)%
Credits	5.4%	4.4%	4.9%
Change in valuation allowance	(23.6)%	(21.2)%	(23.6)%
Effective tax rate	0.0%	(0.1)%	0.0%
Differences between the state statutory rate and state effective tax rate for the years ended December 31, 2024 and 2023 primarily relate to the limitations imposed on certain share-based compensation under Section 162(m), R&D tax credits and an increase in the valuation allowance.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
The Company’s significant components of its deferred tax assets and liabilities are as follows (in millions):

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$133.0	$84.1
Accrued expenses	4.3	12.4
Operating lease liabilities	3.3	3.5
Stock-based compensation	2.1	1.9
Warrants	7.8	6.0
Capitalized R&D expenses	132.3	77.8
Credits	71.5	41.7
Start-up costs	3.7	3.8
Other	0.3	0.7
Gross deferred tax assets	358.3	231.9
Less: valuation allowance	(353.3)	(226.3)
Deferred tax assets, net of valuation allowance	5.0	5.6
Deferred tax liabilities:
Depreciation and amortization	(3.2)	(3.7)
Right-of-use assets	(1.8)	(1.9)
Total deferred tax liabilities	(5.0)	(5.6)
Total net deferred tax assets	$—	$—
In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Based upon the analysis of federal and state deferred tax balances and future tax projections and the Company’s lack of taxable income in the carryback period, the Company did not believe it is more-likely-than-not that the net deferred tax assets will be realizable. Accordingly, the Company had provided a full valuation allowance against the entire domestic and the majority of the foreign net deferred tax assets as of December 31, 2024 and 2023. The valuation allowance increased by $127.0 million, $96.6 million and $82.6 million during the years ended December 31, 2024, 2023 and 2022, respectively.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022. The Company does not currently expect the Inflation Reduction Act to impact its estimated effective tax rate due to a full valuation allowance against deferred tax assets.
As of December 31, 2024 and 2023, the Company has U.S. federal net operating loss (“NOL”) carryforwards of $616.5 million and $389.9 million, respectively, which can be carried forward indefinitely. As of December 31, 2024 and 2023, the Company has state NOL carryforwards of $58.2 million and $40.5 million, respectively, which will both begin to expire in 2038.
In the ordinary course of its business, the Company incurs costs that, for tax purposes, are determined to be qualified R&D expenditures within the meaning of Section 41 of the Internal Revenue Code of 1986, as amended (the “Code”) and are, therefore, eligible for the Increasing Research Activities credit under Section 41 of the Code. The U.S. federal R&D tax credit carryforward is $53.2 million and $31.4 million for December 31, 2024 and 2023, respectively. The U.S. federal R&D tax credit carryforward begins to expire in 2039. The state R&D tax credit carryforward is $27.9 million and $15.7 million for December 31, 2024 and 2023, respectively, which can be carried forward indefinitely.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
The following table shows the changes in the gross amount of unrecognized tax benefits (in millions):

Balance as of December 31, 2021	$0.3
Increases related to prior year tax positions	1.2
Balance as of December 31, 2022	1.5
Increases related to current year tax positions	0.5
Balance as of December 31, 2023	2.0
Increases related to current year tax positions	2.0
Balance as of December 31, 2024	$4.0
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2024 and 2023 is zero due to the valuation allowance that would otherwise be recorded on the deferred tax asset associated with the recognized position. During the years ended December 31, 2024, 2023 and 2022, the Company recognized no interest and penalties related to uncertain tax positions. It is not expected that there will be a significant change in uncertain tax positions in the next 12 months.
In accordance with Section 382 and Section 383 of the Code, a corporation that undergoes an “ownership change” (generally defined as a cumulative change of more than 50.0% in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs and R&D tax credits to offset post-change taxable income and post-change tax liabilities, respectively. The Company’s existing NOLs and R&D credits may be subject to limitations arising from previous ownership changes, and the ability to utilize NOLs could be further limited by Section 382 and Section 383 of the Code. In addition, future changes in the Company’s stock ownership, some of which may be outside of the Company’s control, could result in an ownership change under Section 382 and Section 383 of the Code. The amount of such limitations, if any, has not been determined.
The Company is subject to taxation and files income tax returns with the U.S. federal government and various state jurisdictions. The tax years ended December 31, 2018 through December 31, 2024 remain open to examination for federal and state purposes. In addition, the utilization of NOL and R&D credit carryforwards is subject to federal and state review for the periods in which those net losses were incurred. The Company is not under audit by any tax jurisdictions at this time.
Note 11 - Liability Classified Warrants
As of December 31, 2024, there were 17,398,947 public warrants outstanding. Public warrants may only be exercised for a whole number of shares. No fractional shares are issued upon exercise of the public warrants. The public warrants became exercisable on October 30, 2021, 12 months after the closing of the initial public offering of Atlas. The public warrants will expire five years from the consummation of the Business Combination or earlier upon redemption or liquidation.
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

Archer Aviation Inc.
Notes to Consolidated Financial Statements
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
As of December 31, 2024, there were 8,000,000 private placement warrants outstanding. The private placement warrants are identical to the public warrants underlying the shares sold in the initial public offering of Atlas, except that the private placement warrants and the shares of Class A common stock issuable upon the exercise of the private placement warrants became transferable, assignable, and salable on October 16, 2021, 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.
Note 12 - Subsequent Events
On February 12, 2025, the Company closed a registered direct offering in which pursuant to the securities purchase agreement dated February 11, 2025, by and between the Company and certain institutional investors, the Company issued and sold 35,500,000 shares of the Company’s Class A common stock for aggregate gross proceeds of $301.8 million before deducting placement agent fees and other offering expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears within Item 8 of this Annual Report on Form 10-K.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On February 28, 2025, we will issue an aggregate of 1,541,941 shares of our Class A common stock at a purchase price of $8.88 per share, issuable in satisfaction of payment to a vendor for services rendered (the “Vendor Shares”).
The Vendor Shares were offered by us pursuant to our shelf registration statement on Form S-3 (File No. 333-279289), which was filed with the SEC on May 10, 2024 and declared effective by the SEC on May 16, 2024 including the prospectus supplement dated February 14, 2025, and accompanying prospectus. A copy of the opinion of Fenwick & West LLP relating to the validity of the Vendor Shares is filed herewith as Exhibit 5.1.

Rule 10b5-1 Trading Plans. During the three months ended December 31, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, in each case as defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
We have established an Insider Trading Policy governing the purchase, sale and other dispositions of our securities that applies to all employees, our officers, non-employee directors and other covered persons. The Insider Trading Policy also provides that Archer will not transact in its own securities unless in compliance with U.S. securities laws. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to Archer. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.
The remaining information required by this item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
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
1.Financial Statements

See Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report.

2.Financial Statement Schedules

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

3.1	Amended and Restated Certificate of Incorporation of Archer, as amended and restated (incorporated by reference to Exhibit 3.1 to Form S-3ASR (File No. 333-284812), filed February 11, 2025)
3.2	Amended and Restated Bylaws of Archer, as amended and restated (incorporated by reference to Exhibit 3.2 to Form 8-K (File No. 001-39668), filed December 27, 2024)
4.1*	Description of Archer’s Securities
4.2
Warrant Agreement, dated October 27, 2020, by and between Legacy Archer and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 001-39668), filed November 2, 2020)

5.1	Opinion of Fenwick & West LLP
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-39668), filed February 10, 2021)
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
10.13†
Offer Letter, dated November 19, 2019, by and between Legacy Archer and Tom Muniz (incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-4 (File No. 333-254007), filed August 10, 2021)

10.14††	Sublease Agreement, dated January 14, 2022, between Forescout Technologies, Inc. and Archer (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 001-39668), filed May 12, 2022)
10.15	Warrant to Purchase Shares, dated January 3, 2023, by and between Archer and Stellantis N.V. (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 001-39668), filed January 9, 2023)
10.16
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

10.18
Amendment No. 1 to Warrant to Purchase Shares, dated August 9, 2022, by and among United Airlines, Inc. and Archer (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 001-39668), filed November 10, 2022)

10.19
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

10.21	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-39668), filed August 10, 2023)
10.22	Form of Warrant to Purchase Shares by and between Archer and Blue Skies Consulting & Trading Limited (incorporated by reference to Exhibit 4.1 to Form 10-Q (File No. 001-39668), filed August 9, 2024)
10.23
Amended and Restated Registration Rights Agreement, by and between Archer and certain stockholders, dated September 16, 2021 (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-39668), filed September 22, 2021)

10.24	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 001-39668), filed August 10, 2023)
10.25	Registration Rights Agreement, dated January 3, 2023, by and between Archer and Stellantis N.V. (incorporated by reference to Exhibit 10.4 to Form 8-K (File No. 001-39668), filed January 9, 2023)
10.26	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K (File No. 001-39668), filed August 8, 2024)
10.27	Form of Registration Rights Agreement, by and between Archer and Stellantis N.V. (incorporated by reference to Exhibit 10.5 to Form 8-K (File No. 001-39668), filed August 8, 2024)
10.28	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K (File No. 001-39668), filed December 10, 2024)
10.29	Form of Registration Rights Agreement, by and between Archer and Stellantis N.V. (incorporated by reference to Exhibit 10.5 to Form 8-K (File No. 001-39668), filed December 12, 2024)
10.30***††
Credit Agreement, dated as of October 5, 2023, by and among Archer, the subsidiary guarantors thereto, and Synovus Bank, as administrative agent and lender (incorporated by reference to Exhibit 10.29 to Form 10-K (File No. 001-39668), filed February 29, 2024)

10.31†	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.26 to Form 8-K (File No. 001-39668), filed September 22, 2021)
10.32†	Form of Change in Control and Severance Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 001-39668), filed May 12, 2022)
10.33	Form of Transaction Support Agreement (incorporated by reference to Annex E to Registration Statement on Form S-4 (File No. 333-254007), filed March 8, 2021)

Exhibit	Description
10.34
Manufacturing Collaboration Agreement, dated January 3, 2023, by and between Archer and Stellantis N.V. (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-39668), filed January 9, 2023)

10.35
Controlled Equity OfferingSM Sales Agreement, dated November 9, 2023, by and between Archer and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.2 to Registration Statement on Form S-3 (File No. 333-275465), filed November 13, 2023)

19.1	Policy Against Insider Trading
21.1*	List of Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
23.2*	Opinion of Fenwick & West LLP (included in Exhibit 5.1)
24.1*	Power of Attorney (reference is made to the signature page thereto)
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to Form 10-K (File No.001-39668), filed February 29, 2024)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________
*Filed herewith.
**Portions of this exhibit are redacted pursuant to Regulation S-K Item 601(b)(10)(iv).
†Indicates management contract or compensatory plan or arrangement.
††Certain of the exhibits and schedules to these exhibits have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
#This certification is deemed not filed for the purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

(c) Financial Statement Schedules

Reference is made to Item 15(a) 2 above.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCHER AVIATION INC.

February 27, 2025	By:	/s/ Priya Gupta
Priya Gupta
Acting Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Adam Goldstein and Priya Gupta, and each of them, as his or her true and lawful attorneys-in-fact, proxies and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with any exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact, proxies and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies and agents, or their or his or her substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Adam Goldstein	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2025
Adam Goldstein
/s/ Priya Gupta	Acting Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2025
Priya Gupta

/s/ Deborah Diaz	Director	February 27, 2025
Deborah Diaz

/s/ Fred Diaz	Director	February 27, 2025
Fred Diaz

/s/ Oscar Munoz	Director	February 27, 2025
Oscar Munoz

/s/ Barbara J. Pilarski	Director	February 27, 2025
Barbara J. Pilarski

/s/ Maria Pinelli	Director	February 27, 2025
Maria Pinelli

/s/ Michael Spellacy	Director	February 27, 2025
Michael Spellacy