Form 10-Q
period 2025-03-31
Archer Aviation Inc.
filed 2025-05-12
CIK 1824502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 6, 2025, the number of shares of the registrant’s Class A common stock outstanding was 549,011,059.

Archer Aviation Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2025

i

ARCHER AVIATION INC.

Archer Aviation Inc., a Delaware corporation (prior to the closing of the Business Combination (as defined below), “Legacy Archer”), Atlas Crest Investment Corp., a Delaware corporation (“Atlas”) and Artemis Acquisition Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Atlas (“Merger Sub”) entered into a merger agreement dated February 10, 2021, as amended (the “Business Combination Agreement”) pursuant to which a business combination of Legacy Archer and Atlas was effected by the merger of Merger Sub with and into Legacy Archer, with Legacy Archer surviving the merger as a wholly-owned subsidiary of Atlas (collectively with the other transactions described in the Business Combination Agreement, the “Business Combination”). Following the consummation of the Business Combination on September 16, 2021 (the “Closing Date”), Legacy Archer changed its name to Archer Aviation Operating Corp., and Atlas changed its name to Archer Aviation Inc. and it became the successor registrant with the Securities and Exchange Commission (“SEC”). Our Class A common stock and public warrants are listed on the NYSE under the symbols “ACHR” and “ACHR WS,” respectively.

As used in this Quarterly Report on Form 10-Q (the “Quarterly Report”), unless the context requires otherwise, references to “Archer,” the “Company,” “Registrant,” “we,” “us,” “our,” and similar terms refer to Archer Aviation Inc. and its subsidiaries, unless the context indicates otherwise.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements. All statements, other than statements of present or historical fact, included or incorporated by reference in this Quarterly Report regarding our future financial performance, as well as our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would,” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on February 27, 2025 (the “Annual Report”). Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, the Annual Report, and other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. Moreover, new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks and uncertainties, the future events and circumstances discussed in this Quarterly Report and the Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

ii

Part I - Financial Information
Item 1. Financial Statements
Archer Aviation Inc.
Consolidated Condensed Balance Sheets
(In millions, except share and per share data; unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$1,030.4	$834.5
Restricted cash	6.5	6.8
Prepaid expenses	22.3	12.5
Other current assets	5.8	4.6
Total current assets	1,065.0	858.4
Property and equipment, net	132.1	126.8
Intangible assets, net	0.3	0.3
Right-of-use assets	7.6	8.1
Other long-term assets	9.6	7.6
Total assets	$1,214.6	$1,001.2
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14.8	$14.6
Current portion of lease liabilities	4.0	3.7
Accrued expenses and other current liabilities	48.6	52.8
Total current liabilities	67.4	71.1
Notes payable	64.1	64.0
Lease liabilities, net of current portion	10.2	11.3
Warrant liabilities	47.7	89.4
Other long-term liabilities	13.9	12.8
Total liabilities	203.3	248.6
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A common stock, $0.0001 par value; 1,400,000,000 shares authorized; 548,881,477 and 503,777,464 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	0.1	0.1
Class B common stock, $0.0001 par value; 300,000,000 shares authorized; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	2,790.4	2,438.4
Accumulated deficit	(1,779.0)	(1,685.6)
Accumulated other comprehensive loss	(0.2)	(0.3)
Total stockholders’ equity	1,011.3	752.6
Total liabilities and stockholders’ equity	$1,214.6	$1,001.2
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Operations
(In millions, except share and per share data; unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses
Research and development	$103.7	$83.5
General and administrative	40.3	58.7
Total operating expenses	144.0	142.2
Loss from operations	(144.0)	(142.2)
Other income, net	42.0	20.6
Interest income, net	8.7	5.3
Loss before income taxes	(93.3)	(116.3)
Income tax expense	(0.1)	(0.2)
Net loss	$(93.4)	$(116.5)

Net loss per share, basic and diluted	$(0.17)	$(0.36)
Weighted-average shares outstanding, basic and diluted	540,427,085	320,256,596
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Comprehensive Loss
(In millions; unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(93.4)	$(116.5)
Other comprehensive income:
Foreign currency translation adjustment	0.1	—
Comprehensive loss	$(93.3)	$(116.5)
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In millions, except share data; unaudited)

	Common Stock				Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Class A		Class B			Accumulated Deficit		Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	503,777,464	$0.1	—	$—	$2,438.4	$(1,685.6)	$(0.3)	$752.6
Issuance of Class A common stock	1,906,161	—	—	—	16.7	—	—	16.7
Issuance of restricted stock units and restricted stock expense	4,544,253	—	—	—	1.9	—	—	1.9
Exercise of stock options	168,510	—	—	—	—	—	—	—
Issuance of warrants and warrant expense	—	—	—	—	0.8	—	—	0.8
Exercise of warrants	3,000	—	—	—	—	—	—	—
PIPE financing	2,982,089	—	—	—	9.6	—	—	9.6
Registered direct offering	35,500,000	—	—	—	289.5	—	—	289.5
Stock-based compensation	—	—	—	—	33.5	—	—	33.5
Net loss	—	—	—	—	—	(93.4)	—	(93.4)
Other comprehensive income	—	—	—	—	—	—	0.1	0.1
Balance as of March 31, 2025	548,881,477	$0.1	—	$—	$2,790.4	$(1,779.0)	$(0.2)	$1,011.3

	Common Stock				Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Class A		Class B			Accumulated Deficit		Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	265,617,341	$—	38,165,615	$—	$1,515.9	$(1,148.8)	$—	$367.1
Conversion of Class B common stock to Class A common stock	200,000	—	(200,000)	—	—	—	—	—
Issuance of restricted stock units and restricted stock expense	4,873,123	—	—	—	34.0	—	—	34.0
Exercise of stock options	186,529	—	66,760	—	—	—	—	—
Issuance of warrants and warrant expense	—	—	—	—	48.9	—	—	48.9
Exercise of warrants	4,503,845	—	—	—	—	—	—	—
Common stock issued under at-the-market program	6,569,896	—	—	—	33.9	—	—	33.9
Stock-based compensation	—	—	—	—	11.8	—	—	11.8
Net loss	—	—	—	—	—	(116.5)	—	(116.5)
Balance as of March 31, 2024	281,950,734	$—	38,032,375	$—	$1,644.5	$(1,265.3)	$—	$379.2
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Cash Flows
(In millions; unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(93.4)	$(116.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4.1	2.3
Stock-based compensation	30.1	40.7
Change in fair value of warrant liabilities	(41.7)	(20.8)
Non-cash lease expense	0.8	0.7
Research and development warrant expense	0.8	2.1
Technology and dispute resolution agreements expense	—	5.6
Changes in operating assets and liabilities:
Prepaid expenses	(1.6)	0.2
Other current assets	(1.2)	(1.1)
Other long-term assets	(1.7)	(0.6)
Accounts payable	0.5	—
Accrued expenses and other current liabilities	8.1	1.7
Operating lease right-of-use assets and lease liabilities, net	(1.0)	(0.8)
Other long-term liabilities	1.6	—
Net cash used in operating activities	(94.6)	(86.5)
Cash flows from investing activities
Purchase of property and equipment	(10.0)	(17.3)
Net cash used in investing activities	(10.0)	(17.3)
Cash flows from financing activities
Proceeds from issuance of debt	—	11.0
Payment of debt issuance costs	—	(0.1)
Proceeds from PIPE financing	10.0	—
Proceeds from registered direct offering	301.8	—
Proceeds from shares issued under at-the-market program	—	33.9
Payment of offering costs in connection with financing activities	(11.6)	—
Net cash provided by financing activities	300.2	44.8
Net increase (decrease) in cash, cash equivalents, and restricted cash	195.6	(59.0)
Cash, cash equivalents, and restricted cash, beginning of period	841.3	471.5
Cash, cash equivalents, and restricted cash, end of period	$1,036.9	$412.5

Supplemental Cash Flow Information:
Cash paid for interest	$1.0	$0.2
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$6.7	$10.0
Payment of offering costs in connection with financing activities in common stock	$1.2	$—
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
The Company’s Planned Lines of Business
The Company intends to operate the following lines of business:
Commercial
This is planned to consist of the sale of the Company’s commercial aircraft (“Archer Direct”), such as Midnight, as well as technologies and services related thereto, and direct-to-consumer aerial ride share services in select metropolitan areas around the world (“Archer UAM”).
Defense
This is planned to consist of the sale of next-generation aircraft, related technologies and support services for defense applications.
Note 2 - Liquidity and Going Concern
Since the Company’s formation, the Company has devoted substantial effort and capital resources to the design and development of its planned aircraft, UAM network and business lines. Funding of these activities has primarily been through the net proceeds received from the issuance of related and third-party debt (Note 6 - Notes Payable), and the sale of preferred and common stock to related and third parties (Note 8 - Preferred and Common Stock). Through March 31, 2025, the Company has incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $1,779.0 million. As of March 31, 2025, the Company had cash and cash equivalents of $1,030.4 million, which management believes will be sufficient to fund the Company’s current operating plan for at least the next 12 months from the date these consolidated condensed financial statements were issued.
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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Note 3 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of financial position, results of operations, and cash flows for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2024 set forth in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2025. The December 31, 2024 consolidated condensed balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.
The Company has provided a discussion of significant accounting policies, estimates, and judgments in the Company’s audited consolidated financial statements. There have been no changes to the Company’s significant accounting policies since December 31, 2024 which are expected to have a material impact on the Company’s financial position, results of operations, or cash flows.
Cash, Cash Equivalents, and Restricted Cash
Cash consists of cash on deposit with financial institutions. Cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of three months or less from the date of purchase. As of March 31, 2025 and December 31, 2024, the Company’s cash and cash equivalents included money market funds of $906.0 million and $729.9 million, respectively.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated condensed balance sheets that sum to amounts reported on the consolidated condensed statements of cash flows (in millions):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$1,030.4	$834.5
Restricted cash	6.5	6.8
Total cash, cash equivalents, and restricted cash	$1,036.9	$841.3
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
The carrying amounts of the Company’s cash, prepaid expenses, other current assets, accounts payable, accrued compensation, and accrued liabilities approximate their fair values due to the short-term nature of these instruments.
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in millions):

	As of March 31, 2025
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$906.0	$—	$—	$906.0

Liabilities:
Warrant liability – public warrants	$31.3	$—	$—	$31.3
Warrant liability – private placement warrants	$—	$—	$16.4	$16.4

	As of December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$729.9	$—	$—	$729.9

Liabilities:
Warrant liability – public warrants	$56.0	$—	$—	$56.0
Warrant liability – private placement warrants	$—	$—	$33.4	$33.4
Cash Equivalents
The Company’s cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of three months or less from the date of purchase. The Company classifies its money market funds as Level 1, because they are valued based on quoted market prices in active markets.
The following table presents a summary of the Company’s cash equivalents as of March 31, 2025 and December 31, 2024 (in millions):

	As of March 31, 2025
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$906.0	$—	$—	$906.0
Total	$906.0	$—	$—	$906.0

	As of December 31, 2024
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$729.9	$—	$—	$729.9
Total	$729.9	$—	$—	$729.9

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Public Warrants
The measurement of the public warrants as of March 31, 2025 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “ACHR WS”. The quoted price of the public warrants was $1.80 and $3.22 per warrant as of March 31, 2025 and December 31, 2024, respectively.
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
The key inputs into the Monte Carlo simulation model for the private placement warrants are as follows:

Input	March 31, 2025	December 31, 2024
Stock price	$7.11	$9.75
Strike price	$11.50	$11.50
Term (in years)	1.5	1.7
Risk-free rate	3.9%	4.2%
Volatility	88.9%	92.1%
Dividend yield	0.0%	0.0%
The following table presents the change in fair value of the Company’s Level 3 private placement warrants during the three months ended March 31, 2025 (in millions):

Balance as of December 31, 2024	$33.4
Change in fair value	(17.0)
Balance as of March 31, 2025	$16.4
In connection with the change in fair value of the Company’s private placement warrants, the Company recognized a gain of $17.0 million and $7.9 million within other income, net in the consolidated condensed statements of operations during the three months ended March 31, 2025 and 2024, respectively. Refer to Note 11 - Liability Classified Warrants for additional information about the private placement warrants.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Certain financial instruments, including debt, are not measured at fair value on a recurring basis in the consolidated condensed balance sheets. The fair value of debt as of March 31, 2025 approximates its carrying value (Level 2). Refer to Note 6 - Notes Payable for additional information.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Certain assets and liabilities are subject to measurement at fair value on a non-recurring basis if there are indicators of impairment or if they are deemed to be impaired as a result of an impairment review.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Intangible Assets, Net
Intangible assets consist solely of domain names and are recorded at cost, net of accumulated amortization, and if applicable, impairment charges. Amortization of domain names is provided over a 15-year estimated useful life on a straight-line basis or based on the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has analyzed a variety of factors to determine if any circumstance could trigger an impairment loss, and, at this time and based on the information presently known, no event has occurred and indicated that it is more likely than not that an impairment loss has been incurred. Therefore, the Company did not record any impairment charges for its intangible assets for the three months ended March 31, 2025 and 2024.
As of March 31, 2025 and December 31, 2024, the net carrying amounts for domain names were $0.3 million and $0.3 million, respectively, and were recorded in the Company’s consolidated condensed balance sheets.
Cloud Computing Arrangements
The Company capitalizes certain implementation costs incurred in the application development stage of projects related to its cloud computing arrangements that are service contracts. Capitalized implementation costs are recognized in other long-term assets in the consolidated condensed balance sheets and amortized on a straight-line basis over the fixed, noncancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. As of March 31, 2025 and December 31, 2024, the net carrying amounts of the Company’s capitalized cloud computing implementation costs were $6.3 million and $5.9 million, respectively.
Contract Liabilities
The Company records contract liabilities related to differences between the timing of cash receipts from the customer and the recognition of revenue. Contract liabilities consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Current portion of contract liabilities	$0.9	$0.9
Contract liabilities, net of current portion	13.3	11.8
Total	$14.2	$12.7
Current portion of contract liabilities is recorded in accrued expenses and other current liabilities and contract liabilities, net of current portion is recorded in other long-term liabilities in the Company’s consolidated condensed balance sheets. As of March 31, 2025 and December 31, 2024, the Company’s contract liabilities primarily consisted of a $10.0 million pre-delivery payment received from United Airlines, Inc. (“United”) under the terms of the Amended United Purchase Agreement (defined below) (see Note 9 - Stock-Based Compensation), and installment payments received under a contract order with the United States Air Force for the design, development, and ground test of the Company’s production aircraft, Midnight, of $3.3 million and $1.8 million, respectively. No revenues were recognized during the three months ended March 31, 2025 and 2024.
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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Contingently issuable shares, including equity awards with performance conditions, are considered outstanding common shares and included in the computation of basic net loss per share as of the date that all necessary conditions to earn the awards have been satisfied.
The following table presents the number of antidilutive shares excluded from the calculation of diluted net loss per share:

	Three Months Ended March 31,
	2025	2024
Options to purchase common stock	1,871,637	2,915,738
Unvested restricted stock units	31,685,118	35,015,943
Warrants	33,344,301	47,011,560
Shares issuable under the Employee Stock Purchase Plan (Note 9)	688,280	1,091,452
Total	67,589,336	86,034,693
Segments
The following table presents significant expenses provided to the Chief Operating Decision Maker (in millions):

	Three Months Ended March 31,
	2025	2024
Operating expenses
Depreciation and amortization expense	$4.1	$2.3
Research and development warrant expense	0.8	2.1
Stock-based compensation	30.1	40.7
Technology and dispute resolution agreements expense	—	10.3
Other research and development expense	88.2	67.1
Other general and administrative expense	20.8	19.7
Total operating expenses	144.0	142.2
Loss from operations	(144.0)	(142.2)
Other income, net	42.0	20.6
Interest income, net	8.7	5.3
Loss before income taxes	(93.3)	(116.3)
Income tax expense	(0.1)	(0.2)
Net loss	$(93.4)	$(116.5)
Comprehensive Loss
Comprehensive loss includes all changes in equity during the period from non-owner sources. The Company’s comprehensive loss consists of its net loss and foreign currency translation adjustment.
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of incremental income tax information related to the income tax rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. The update is effective for annual periods beginning after December 15, 2024 on a prospective basis, and retrospective application is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its disclosures within its consolidated financial statements.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of additional information about specific expense categories in the notes to the financial statements. The update is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The update can be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any of all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2024-03 on its disclosures within its consolidated financial statements.
Note 4 - Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Building	$67.3	$64.4
Furniture, fixtures, and equipment	29.3	24.7
Vehicles	0.9	0.1
Computer hardware	6.0	5.8
Computer software	2.0	1.9
Website design	0.8	0.8
Building and leasehold improvements	36.9	34.2
Construction in progress	11.0	13.3
Total property and equipment	154.2	145.2
Less: Accumulated depreciation	(22.1)	(18.4)
Total property and equipment, net	$132.1	$126.8
The following table presents depreciation expense included in each respective expense category in the consolidated condensed statements of operations (in millions):

	Three Months Ended March 31,
	2025	2024
Research and development	$3.6	$2.0
General and administrative	0.1	0.1
Total depreciation expense	$3.7	$2.1
Note 5 - Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Accrued professional fees	$10.8	$6.5
Accrued employee costs	11.2	22.2
Accrued parts and materials	15.9	12.5
Current portion of contract liabilities	0.9	0.9
Other current liabilities	9.8	10.7
Total	$48.6	$52.8

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Note 6 - Notes Payable
Notes payable consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Synovus Bank Loan	$65.0	$65.0
Loan unamortized discount and loan issuance costs	(0.9)	(1.0)
Total debt, net of discount and loan issuance costs	64.1	64.0
Less current portion, net of discount and loan issuance costs	—	—
Total long-term notes payable, net of discount and loan issuance costs	$64.1	$64.0
On October 5, 2023, the Company entered into a credit agreement (the “Credit Agreement”) with Synovus Bank, as administrative agent and lender, and the additional lenders (the “Lenders”) from time to time, in an aggregate principal amount of up to $65.0 million for the construction and development of the Company’s manufacturing facility in Covington, Georgia (the “Loan”).
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
The Company’s obligations under the Credit Agreement are secured by funds in a collateral account and the Credit Agreement is guaranteed by the Company’s domestic subsidiaries. The Company may prepay with certain premium that links to the passage of time, and in certain circumstances would be required to prepay the Loan under the Credit Agreement without payment of a premium. The Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, and customary events of default. As of March 31, 2025, the Company was in compliance with all the covenants of the Credit Agreement.
The Company has drawn down the full $65.0 million of the Loan as of March 31, 2025. The effective interest rate for the draw downs ranged from 6.6% to 7.1% and 6.7% to 7.2% as of March 31, 2025 and December 31, 2024, respectively. During the three months ended March 31, 2025 and 2024, the Company recognized interest expense of $1.1 million and $0.3 million, respectively, including an immaterial amount related to the amortization of issuance costs within interest income, net in the consolidated condensed statements of operations. The carrying value of the Loan, net of unamortized issuance costs of $0.9 million, was $64.1 million as of March 31, 2025.
The future scheduled principal maturities of the Loan as of March 31, 2025 are as follows (in millions):

Remaining 2025	$—
2026	0.4
2027	2.6
2028	2.6
2029	2.6
Thereafter	56.8
$65.0

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Note 7 - Commitments and Contingencies
Operating Leases
The Company leases office, lab, hangar, and storage facilities under various operating lease agreements with lease periods expiring between 2025 and 2030 and generally containing periodic rent increases and various renewal and termination options.
The Company’s lease costs were as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$1.3	$1.2
Short-term lease cost	0.1	0.1
Total lease cost	$1.4	$1.3
The Company’s weighted-average remaining lease term and discount rate as of March 31, 2025 and 2024 were as follows:

	2025	2024
Weighted-average remaining lease term (in months)	46	53
Weighted-average discount rate	14.4%	14.6%
The minimum aggregate future obligations under the Company’s non-cancelable operating leases as of March 31, 2025 were as follows (in millions):

Remaining 2025	$4.7
2026	5.5
2027	2.9
2028	2.2
2029	2.3
Thereafter	2.1
Total future lease payments	19.7
Less: leasehold improvement allowance	(0.5)
Total net future lease payments	19.2
Less: imputed interest	(5.0)
Present value of future lease payments	$14.2
Supplemental cash flow information and non-cash activities related to right-of-use assets and lease liabilities were as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Operating cash outflows from operating leases	$1.5	$1.1
Operating lease liabilities from obtaining right-of-use assets	$0.2	$0.3

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
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
Letters of Credit
As of March 31, 2025, the Company had standby letters of credit in the aggregate outstanding amount of $5.5 million, secured with restricted cash.
Litigation
During the ordinary course of the business, the Company may be subject to legal proceedings, various claims, and litigation. Such proceedings can be costly, time consuming, and unpredictable, and therefore, no assurance can be given that the final outcome of such proceedings will not materially impact the Company’s financial condition or results of operations.
Delaware Class Action Litigation
On May 17, 2024, two putative stockholders of the Company (and formerly, Atlas Crest Investment Corp. (“Atlas”)) filed class action lawsuits, on behalf of themselves and other similarly-situated stockholders, in the Delaware Court of Chancery against the directors and officers of Atlas, the Company, the Company’s co-founders, Moelis & Company Group LP and Moelis & Company LLC. The complaint asserts claims against the defendants for breaches of fiduciary duties, aiding and abetting breaches of fiduciary duties, and unjust enrichment, in connection with the merger between Atlas and the Company. The plaintiffs request damages in an amount to be determined at trial, as well as attorneys’ and experts’ fees. Relatedly, on June 19, 2024, another putative stockholder of the Company filed a class action lawsuit, on behalf of himself and other similarly-situated stockholders, in the Delaware Court of Chancery asserting similar claims as the aforementioned May 17, 2024 complaint against the same defendants named in that May complaint. The Delaware Court of Chancery subsequently consolidated the related class actions and appointed a lead plaintiff. The Company along with the other defendants filed a motion to dismiss on October 3, 2024. The plaintiffs filed an answer on January 13, 2025. A hearing on that motion to dismiss was held on April 17, 2025, but the court has yet to issue a ruling.
Note 8 - Preferred and Common Stock
Preferred Stock
As of March 31, 2025, no shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.
Voting
Holders of the Company’s Class A common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.
Dividends
Holders of Class A common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s Board of Directors in its discretion out of funds legally available therefor. No dividends on common stock have been declared by the Company’s Board of Directors through March 31, 2025, and the Company does not expect to pay dividends in the foreseeable future.

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
PIPE Financings
On August 8, 2024, the Company entered into subscription agreements with certain investors providing for the private placement of the Company’s Class A common stock at a purchase price of $3.35 per share (the “First 2024 PIPE Financing”), pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). A portion of the First 2024 PIPE Financing closed on August 12, 2024 for 49,283,582 shares of the Company’s Class A common stock for net proceeds of approximately $158.0 million, after deducting offering costs. The remaining portion of the First 2024 PIPE Financing covering an aggregate of 2,982,089 shares of the Company’s Class A common stock issued and sold to Stellantis N.V. (“Stellantis”) closed on January 6, 2025 for net proceeds of approximately $9.6 million, after deducting offering costs.
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
At-The-Market Program
In November 2024, the Company filed a shelf registration statement on Form S-3ASR with the SEC and a related prospectus for the sale under a Controlled Equity OfferingSM Sales Agreement (the “ATM Sales Agreement”) of shares of its Class A common stock, having an aggregate value of up to $70.0 million (the “ATM Program”). The Company pays the placement agent a commission rate of up to 3.0% of the gross proceeds from any shares of Class A common stock sold through the ATM Sales Agreement. During the three months ended March 31, 2025, the Company did not sell any shares of Class A common stock under the ATM Program. As of March 31, 2025, the Company had $47.5 million remaining eligible for sales under the ATM Program.
Registered Direct Offering
On February 12, 2025, the Company closed a registered direct offering in which pursuant to the securities purchase agreement dated February 11, 2025, by and between the Company and certain institutional investors, the Company issued and sold 35,500,000 shares of the Company’s Class A common stock for net proceeds of approximately $289.5 million, after deducting offering costs.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Note 9 - Stock-Based Compensation
Amended and Restated 2021 Plan
In August 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which was approved by the stockholders of the Company in September 2021 and became effective immediately upon the closing of the Business Combination. In April 2022, the Company amended and restated the 2021 Plan (the “Amended and Restated 2021 Plan”), which was approved by the stockholders of the Company in June 2022. The aggregate number of shares of Class A common stock that may be issued under the plan increased to 34,175,708. In addition, the number of shares of Class A common stock reserved for issuance under the Amended and Restated 2021 Plan will automatically increase on January 1st of each year following this amendment, starting on January 1, 2023 and ending on (and including) January 1, 2031, in an amount equal to the lesser of (i) 5.0% of the total number of shares of Class A and Class B common stock outstanding on December 31 of the preceding year, or (ii) a lesser number of shares of Class A common stock determined by the Board of Directors prior to the date of the increase (the “EIP Evergreen Provision”). The EIP Evergreen Provision is calculated using the number of legally outstanding shares of common stock and includes shares, such as unvested shares pursuant to early exercised stock options, that are not considered outstanding for accounting purposes. In accordance therewith, the number of shares of Class A common stock reserved for issuance under the Amended and Restated 2021 Plan increased by 25,191,478 shares on January 1, 2025. The Amended and Restated 2021 Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, and other awards to employees, directors, and non-employees.
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
Employee Stock Purchase Plan
In August 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately upon the closing of the Business Combination. The ESPP permits eligible employees to purchase shares of Class A common stock at a price equal to 85.0% of the lower of the fair market value of Class A common stock on the first day of an offering or on the date of purchase. Additionally, the number of shares of Class A common stock reserved for issuance under the ESPP will automatically increase on January 1st of each year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by the lesser of (i) 1.0% of the total number of shares of Class A common stock outstanding on December 31 of the preceding year; (ii) 9,938,118 shares of Class A common stock; or (iii) a lesser number of shares of Class A common stock determined by the Board of Directors prior to the date of the increase (the “ESPP Evergreen Provision”). The ESPP Evergreen Provision is calculated using the number of legally outstanding shares of common stock and includes shares, such as unvested shares pursuant to early exercised stock options, that are not considered outstanding for accounting purposes. In accordance therewith, the number of shares of Class A common stock reserved for issuance under the ESPP increased by 4,677,185 on January 1, 2025. As of March 31, 2025, the maximum number of shares authorized for issuance under the ESPP was 15,762,995, of which 12,810,367 shares remained available under the ESPP.
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
During the three months ended March 31, 2025 and 2024, the Company recognized stock-based compensation expense of $0.9 million and $0.7 million for the ESPP, respectively.
As of March 31, 2025, the total remaining stock-based compensation expense was $0.6 million for the ESPP, which is expected to be recognized over the current six-month offering period until May 31, 2025.
Annual Equity Awards
Subject to the achievement of certain performance goals established by the Company from time to time, the Company’s employees are eligible to receive an annual incentive bonus that will entitle them to an annual grant of restricted stock units (“RSUs”) that are fully vested on the date of grant. Furthermore, all annual equity awards are contingent and issued only upon approval by the Company’s Board of Directors or the Compensation Committee. During the three months ended March 31, 2025 and 2024, the Company recognized stock-based compensation expense of $3.8 million and $3.8 million, respectively, related to these annual equity awards.
Stock Options
A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2025	2,118,011	$0.13	5.8	$20.4
Exercised	(168,509)	$0.10		$1.5
Expired/forfeited	(77,865)	$0.15
Outstanding as of March 31, 2025	1,871,637	$0.14	5.6	$13.1

Exercisable as of March 31, 2025	1,494,201	$0.13	5.5	$10.4
Vested and expected to vest as of March 31, 2025	1,871,637	$0.14	5.6	$13.1
The Company recognized stock-based compensation expense of $0.6 million and $0.8 million for stock options for the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, the total remaining stock-based compensation expense for unvested stock options was $1.6 million, which is expected to be recognized over a weighted-average period of 0.3 years.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Restricted Stock Units
A summary of the Company’s RSU activity is as follows:

	Number of Shares	Weighted Average Grant Fair Value
Outstanding as of January 1, 2025	28,658,246	$5.02
Granted	7,906,872	$9.51
Performance based adjustment (1)	190,844	$6.39
Vested	(4,578,181)	$6.30
Forfeited	(492,663)	$5.49
Outstanding as of March 31, 2025	31,685,118	$5.96
(1) Represents units adjusted for the vesting of the first tranche of PSUs (defined below) granted in 2024.
During the three months ended March 31, 2025, the Company granted 1,897,941 RSUs under the Amended and Restated 2021 Plan, representing the annual equity awards for 2024. The RSUs were fully vested on the date of grant and settled in Class A common stock on a one-for-one basis. In addition, the Company granted 5,487,006 RSUs under the Amended and Restated 2021 Plan, which generally vest over a three-year period with a one-year cliff and remain subject to forfeiture if vesting conditions are not met. Upon vesting, RSUs are settled in Class A common stock on a one-for-one basis. The shares of Class A common stock underlying RSU grants are not issued and outstanding until the applicable vesting date.
During the three months ended March 31, 2025, the Company granted 521,925 RSUs under the Amended and Restated 2021 Plan to certain executives, which vest over a three-year period with a payout based on the Company’s relative performance of total shareholder return (“TSR”) compared with the annualized TSR of certain peer companies for the service period (the “PSUs”). The award payout can range from 0.0% to 200.0% of the initial grant, and is measured on each anniversary of the grant date. Upon vesting, the PSUs are settled in Class A common stock on a one-for-one basis. If an executive’s employment ends due to disability, death, termination without cause or resignation for good reason, the executive (or beneficiary) remains eligible under the award and, if the award is earned, will receive a proration of PSUs based on active employment during the annual service periods. In all other cases, the award will not vest and all rights to the PSUs will terminate.
The Company determined the fair value of the PSUs using a Monte Carlo simulation model on the grant date. The Company will recognize compensation expense for the PSUs on a straight-line basis over the three-year performance period.
The following assumptions were used to estimate the fair value, using the Monte Carlo simulation, of the PSUs:

February 17, 2025
Stock price	$10.35
Term (in years)	3.0
Risk-free interest rate	4.2%
Volatility	88.2%
Dividend yield	0.0%
Immediately prior to closing of the Business Combination, each of the Company’s founders was granted 20,009,224 RSUs under the 2019 Plan (each, a “Founder Grant” and, together, the “Founder Grants”) pursuant to the terms and conditions of the Business Combination Agreement. One-quarter of each of the Founder Grants was intended to vest upon the achievement of the earlier to occur of (i) a price-based milestone or (ii) a performance-based milestone, with a different set of such price and performance-based milestones applying to each quarter of each of the Founder Grants and so long as the achievement occurs within seven years following the closing of the Business Combination.

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
One-quarter of each of the Founder Grants, totaling 10,004,612 shares of Class B common stock, vested immediately prior to the Closing Date pursuant to the terms and conditions of the Business Combination Agreement. On April 14, 2022, the vested 5,002,306 shares of Class B common stock of the Company’s former co-CEO were cancelled. On July 13, 2023, following the expiration of 15 months from the separation of the former co-CEO from the Company on April 13, 2022, the former officer’s unvested 15,006,918 shares of Class B common stock for the remaining three tranches were forfeited. The Company then reversed the previously recognized stock-compensation expense of $59.1 million associated with those shares. During the year ended December 31, 2024, the performance milestone for the second tranche of the outstanding Founder Grant, covering 5,002,306 shares of Class B common stock, was achieved. As of March 31, 2025, there were 10,004,612 RSUs outstanding, representing the remaining two tranches of the outstanding Founder Grant.
For the three months ended March 31, 2025 and 2024, the Company recorded $1.9 million and $22.4 million of stock-based compensation expense, respectively, for the remaining tranches of the outstanding Founder Grant in general and administrative expenses in the consolidated condensed statements of operations.
For the three months ended March 31, 2025 and 2024, the Company recorded $16.4 million and $13.0 million of stock-based compensation expense, respectively, related to RSUs (excluding the Founder Grant).
As of March 31, 2025, the total remaining stock-based compensation expense for unvested RSUs (including the remaining Founder Grant) was $153.2 million, which is expected to be recognized over a weighted-average period of 0.9 years.
Issuance of Class A Common Stock
During the three months ended March 31, 2025, the Company issued 1,906,161 shares of Class A common stock pursuant to a shelf registration statement on Form S-3 filed in May 2024 to certain service providers to satisfy $13.6 million of the Company’s outstanding amounts payable to those service providers.
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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
The following table presents stock-based compensation expense included in each respective expense category in the consolidated condensed statements of operations (in millions):

	Three Months Ended March 31,
	2025	2024
Research and development	$11.1	$12.4
General and administrative	19.0	28.3
Total stock-based compensation expense	$30.1	$40.7
Warrants
A summary of the Company’s warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2025	20,753,630	$0.01	3.5	$202.1
Outstanding as of March 31, 2025	20,753,630	$0.01	3.2	$147.4

Vested and exercisable as of March 31, 2025	12,805,276	$0.01	2.4	$90.9
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
The Company accounts for the Amended United Purchase Agreement and the United Collaboration Agreement under ASC 606, Revenue from Contracts with Customers. The Company identified the sale of each aircraft ordered by United as a separate performance obligation in the contract. As the performance obligations have not been satisfied, the Company has not recognized any revenue as of March 31, 2025.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
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
For the original fourth milestone, the sale of aircraft to United, the Company was initially expected to record the cost associated with the vesting of each portion of warrants within this milestone as a reduction of the transaction price as revenue is recognized for each sale of the aircraft. In connection with the Amended United Warrant Agreement, the Company evaluated the accounting implications associated with the amendment to the fourth milestone in accordance with ASC 606 and ASC 718. For the first sub-milestone, the receipt of the Pre-Delivery Payment, the Company accounted for it as a modification under ASC 718 and recorded the modification date fair value of the associated warrants in other warrant expense upon satisfaction of the sub-milestone on August 9, 2022. For the second sub-milestone, the vesting of warrants on February 9, 2023, the Company accounted for it as a modification under ASC 718 and recorded the modification date fair value of the associated warrants in other warrant expense on a straight-line basis over six months following the amendment date. The modification date fair value of each warrant associated with the first and second sub-milestones was determined to be $4.37, which was the closing price of the Company’s Class A common stock on the modification date. A total of 2,948,352 warrants vested from achievement of the first two sub-milestones under the fourth milestone and were exercised. For the third and fourth sub-milestones, the sale of 160 aircraft and 40 aircraft, respectively, the Company determined that the amendment does not represent a modification under ASC 718. The Company will record the cost associated with the vesting of each portion of the associated warrants as a reduction of the transaction price based on the original grant date fair value as revenue is recognized for each sale of the aircraft.
There was no other warrant expense recognized for the three months ended March 31, 2025 and 2024.
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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
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
As the Company is currently in pre-revenue stage and is not generating any revenue from the Stellantis Collaboration Agreement, all costs incurred with third parties are recorded based on the nature of the costs incurred. The Company accounts for the warrant in accordance with the provisions of ASC 718. The grant date fair value of each warrant was determined to be $1.93, which was the closing price of the Company’s Class A common stock on January 3, 2023. For each tranche of the warrant, the Company will recognize compensation costs as the related services are received from Stellantis on a straight-line basis over the associated service period. During the three months ended March 31, 2025 and 2024, the Company recorded $0.8 million and $2.1 million of research and development expense, respectively, in the consolidated condensed statements of operations in connection with the Stellantis Collaboration Agreement.
Note 10 - Income Taxes
The Company recognized foreign current income tax provision of $0.1 million and $0.2 million during the three months ended March 31, 2025 and 2024. The Company did not record any deferred income tax provision for the three months ended March 31, 2025 and 2024. For the three months ended March 31, 2025 and 2024, the provision for income taxes differed from the United States federal statutory rate primarily due to foreign taxes currently payable. The Company realized no benefit for the current year losses due to a full valuation allowance against the United States and foreign net deferred tax assets.
In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Based upon the analysis of federal and state deferred tax balances, future tax projections, and the Company’s lack of taxable income in the carryback period, the Company did not believe it is more-likely-than-not that the net deferred tax assets will be realizable. Accordingly, the Company had provided a full valuation allowance against the entire domestic and the majority of the foreign net deferred tax assets as of March 31, 2025 and December 31, 2024. The Company intends to maintain the full valuation allowance against the United States net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
Note 11 - Liability Classified Warrants
As of March 31, 2025, there were 17,395,947 public warrants outstanding. Public warrants may only be exercised for a whole number of shares. No fractional shares are issued upon exercise of the public warrants. The public warrants became exercisable on October 30, 2021, 12 months after the closing of the initial public offering of Atlas, the predecessor of Archer. The public warrants will expire five years from the consummation of the Business Combination or earlier upon redemption or liquidation.
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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
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
As of March 31, 2025, there were 8,000,000 private placement warrants outstanding. The private placement warrants are identical to the public warrants underlying the shares sold in the initial public offering of Atlas, except that the private placement warrants and the shares of Class A common stock issuable upon the exercise of the private placement warrants became transferable, assignable, and salable on October 16, 2021, 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated condensed financial statements and related accompanying notes included elsewhere in this Quarterly Report and the audited consolidated financial statements as of and for the year ended December 31, 2024 set forth in our Annual Report. The following discussion includes forward-looking statements, which are based on our current expectations and beliefs concerning future developments and the potential effects of such developments on us. There can be no assurance that future developments affecting us will be those that we have anticipated. See the section titled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those set forth in Part I, Item 1A, “Risk Factors” in our Annual Report.
Overview
Headquartered in Silicon Valley, California, Archer is developing the technologies and aircraft to power the future of advanced aviation. We plan to provide customers with advanced aircraft and related technologies and services in the United States and internationally in both the commercial and defense sectors. We unveiled our first planned production aircraft, an electric vertical take-off and landing (“eVTOL”) aircraft, Midnight, in November 2022. In December 2024, we completed construction of our high-volume aircraft manufacturing facility, ARC, located in Covington, Georgia. We started production of aircraft at this facility in the first quarter of 2025 and plan to ramp our production there to support our commercialization efforts. We are first and foremost working to commercialize our Midnight aircraft which is intended to be used in select major cities around the world. To do so, we are working with aviation authorities, countries, cities, and strategic partners in these locations to obtain certification of our Midnight aircraft and build out urban air mobility (“UAM”) networks that will utilize our Midnight aircraft in their commercial operations. In parallel, we plan to continue to advance the development of our aircraft for Archer Defense, as well as other technologies to support the future of advanced aviation.
Our Planned Lines of Business
By maintaining an innovative and disciplined approach to new product and service development, manufacturing, and commercialization we believe that we can deliver advanced aviation technologies and solutions that can service a broad range of industries and applications. We intend to operate in the following areas:

•Commercial: This is planned to consist of the sale of our commercial aircraft (“Archer Direct”), such as Midnight, as well as technologies and services related thereto, and direct-to-consumer aerial ride share services in select metropolitan areas around the world (“Archer UAM”).

•Defense: This is planned to consist of the sale of next-generation aircraft, related technologies and support services for defense applications.

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
We are still working to design, develop, certify, and bring up manufacturing of our aircraft and thus have not generated revenue from either of our planned lines of business. We do not expect to begin generating significant revenues until we are able to complete the design, development, certification, and manufacturing bring up of our aircraft and development of related technologies and services.

Operating Expenses
Research and Development
Research and development activities represent a significant part of our business. Our research and development efforts focus on the design and development of our eVTOL aircraft, including certain of the systems that are used in it. As part of those activities, we continue to work closely with the Federal Aviation Administration towards our goal of achieving certification of our eVTOL aircraft on an efficient timeline. Research and development expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for employees focused on research and development activities, costs associated with developing and building prototype aircraft, associated facilities costs, and depreciation. We expect research and development expenses to increase significantly as we progress towards the certification and manufacturing of our eVTOL aircraft.
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
Interest Income, Net
Interest income, net primarily consists of interest income from our cash and cash equivalents, net of interest on notes payable.

Results of Operations
The following table sets forth our consolidated condensed statements of operations for the periods indicated:

	Three Months Ended March 31,
	2025	2024	Change $	Change %
	(In millions)
Operating expenses
Research and development (1)	$103.7	$83.5	$20.2	24.2%
General and administrative (1)	40.3	58.7	(18.4)	(31.3)%
Total operating expenses	144.0	142.2	1.8	1.3%
Loss from operations	(144.0)	(142.2)	(1.8)	1.3%
Other income, net	42.0	20.6	21.4	NM
Interest income, net	8.7	5.3	3.4	64.2%
Loss before income taxes	(93.3)	(116.3)	23.0	(19.8)%
Income tax expense	(0.1)	(0.2)	0.1	(50.0)%
Net loss	$(93.4)	$(116.5)	$23.1	(19.8)%
NM=Not Meaningful.
(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Research and development	$11.1	$12.4
General and administrative	19.0	28.3
Total stock-based compensation expense	$30.1	$40.7
Comparison of the Three Months Ended March 31, 2025 and 2024
Research and Development
Research and development expenses increased by $20.2 million, or 24.2%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, as we invested in people and materials to advance our technology development. The increase was primarily due to an increase of $9.6 million in personnel-related expenses due to a significant increase in our workforce from the prior year period, and an increase of $9.1 million in costs related to professional services and tools and materials to support our increased research and development activities. The remainder of the increase was made up of other incidental items.
General and Administrative
General and administrative expenses decreased by $18.4 million, or 31.3%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease was primarily due to a decrease of $20.5 million in stock-based compensation expense associated with the restricted stock units granted to our founder immediately prior to the closing of the Business Combination in September 2021, and a decrease of $10.3 million in the charge for the warrant issued to Wisk Aero LLC, to purchase up to 13,176,895 shares of our Class A common stock with an exercise price of $0.01 per share (the “Wisk Warrant”). The warrant was fully exercised and settled in 2024. The decrease was partially offset by an increase of $11.1 million in stock-based compensation expenses. See Note 9 - Stock-Based Compensation to our consolidated condensed financial statements for further details on our stock-based compensation. The remainder of the increase was made up of other incidental items.
Other Income, Net
Other income, net increased by $21.4 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was primarily due to changes in fair value of our warrant liabilities. See Note 3 - Summary of Significant Accounting Policies to our consolidated condensed financial statements for further details.

Interest Income, Net
Interest income, net increased by $3.4 million, or 64.2%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was primarily due to interest income from increased balance in our cash and cash equivalents.
Liquidity and Capital Resources
As of March 31, 2025, our principal sources of liquidity were cash and cash equivalents of $1,030.4 million. We have incurred net losses since our inception and to date have not generated any revenues. We expect to incur additional losses and higher operating expenses for the foreseeable future. We believe that our existing cash and cash equivalents will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements.
On October 5, 2023, we entered into a credit agreement (the “Credit Agreement”) with Synovus Bank, as administrative agent and lender, and the additional lenders (the “Lenders”) from time to time, in an aggregate principal amount of up to $65.0 million for the construction and development of our manufacturing facility in Covington, Georgia (the “Loan”). The Loan under the Credit Agreement shall accrue interest from and including the date the applicable advance is made but excluding the repayment date at a rate of the secured overnight financing rate (“SOFR”), plus 2.0% subject to a SOFR floor of 0.0%. We are required to make interest-only payments for 36 months on the Loan starting on November 14, 2023, followed by monthly interest and principal payments for the remaining maturity, with any outstanding principal, interest and other then outstanding indebtedness due at maturity. The Credit Agreement matures on the earlier of October 5, 2033 or the date on which the outstanding Loan has been declared or automatically becomes due and payable pursuant to the terms of the Credit Agreement. Our obligations under the Credit Agreement are secured by funds in a collateral account and the Credit Agreement is guaranteed by our domestic subsidiaries. We had drawn down the full $65.0 million of the Loan as of March 31, 2025.
In November 2024, we filed a shelf registration statement on Form S-3ASR with the Securities and Exchange Commission (“SEC”) and a related prospectus for the sale under a Controlled Equity OfferingSM Sales Agreement (the “ATM Sales Agreement”) of shares of our Class A common stock, having an aggregate value of up to $70.0 million (the “ATM Program”). We pay the placement agent a commission rate of up to 3.0% of the gross proceeds from any shares of Class A common stock sold through the ATM Sales Agreement. During the three months ended March 31, 2025, we did not sell any shares of Class A common stock under the ATM Program. As of March 31, 2025, we had $47.5 million remaining eligible for sales under the ATM Program.
On August 8, 2024, we entered into subscription agreements with certain investors providing for the private placement of our Class A common stock at a purchase price of $3.35 per share (the “First 2024 PIPE Financing”), pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. A portion of the First 2024 PIPE Financing closed on August 12, 2024 for 49,283,582 shares of our Class A common stock for net proceeds of approximately $158.0 million, after deducting offering costs. The remaining portion of the First 2024 PIPE Financing covering an aggregate of 2,982,089 shares of our Class A common stock to be issued and sold to Stellantis N.V. (“Stellantis”) for net proceeds of approximately $9.6 million closed on January 6, 2025.
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
On February 12, 2025, we closed a registered direct offering in which, pursuant to the securities purchase agreement dated February 11, 2025, by and between us and certain institutional investors, we issued and sold 35,500,000 shares of our Class A common stock for net proceeds of approximately $289.5 million, after deducting offering costs.
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
The following includes our short-term and long-term material cash requirements from known contractual obligations as of March 31, 2025:
Notes Payable
See Note 6 - Notes Payable to our consolidated condensed financial statements for further details on our debt.
Leases
We lease office, lab, hangar, and storage facilities in the normal course of business. Under our operating leases as noted in Note 7 - Commitments and Contingencies to our consolidated condensed financial statements, we have current obligations of $6.3 million and long-term obligations of $13.4 million.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Net cash provided by (used in):
Operating activities	$(94.6)	$(86.5)
Investing activities	$(10.0)	$(17.3)
Financing activities	$300.2	$44.8
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
Net cash used in operating activities during the three months ended March 31, 2025 was $94.6 million, resulting from a net loss of $93.4 million, adjusted for non-cash items consisting primarily of a gain of $41.7 million due to a change in fair value of our warrant liabilities, and $30.1 million in stock-based compensation. The net cash provided by changes in our net operating assets and liabilities was $4.7 million.
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
Cash Flows Used in Investing Activities
Net cash used in investing activities during the three months ended March 31, 2025 was $10.0 million, driven by purchases of property and equipment within the period.

Net cash used in investing activities during the three months ended March 31, 2024 was $17.3 million, driven by purchases of property and equipment within the period.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2025 was $300.2 million, driven by gross proceeds from the registered direct offering of $301.8 million, gross proceeds from the First 2024 PIPE Financing of $10.0 million, partially offset by payments of offering costs in connection with financing activities for $11.6 million.
Net cash provided by financing activities during the three months ended March 31, 2024 was $44.8 million, driven by proceeds from shares issued under the ATM Program of $33.9 million, and proceeds from issuance of debt of $11.0 million.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
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
We are exposed to market risk for changes in interest rates applicable to our borrowings and investments in money market funds. The Loan under the Credit Agreement accrues interest from and including the date the applicable advance is made but excluding the repayment date at a rate of the SOFR, plus 2.0% subject to a SOFR floor of 0.0%. Additionally, we had cash, cash equivalents, and restricted cash totaling $1,036.9 million as of March 31, 2025. Cash equivalents were invested in money market funds. The primary objectives of our investment activities are to preserve principal and achieve liquidity requirements. We do not enter into investments for trading or speculative purposes. A hypothetical 100 basis point change in interest rates applicable to the Loan under the Credit Agreement or with respect to our investment portfolio would not have had a material impact on the fair value of our portfolio for the periods presented and our future interest income and expense.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Registered Share Issuances. On or about May 12, 2025, we will issue an aggregate of $23.3 million of shares of our Class A common stock, issuable in satisfaction of payment to certain vendors for services rendered (collectively, the “Vendor Shares”).
An aggregate of $1.0 million of Vendor Shares (the “S-3 Vendor Shares”) were offered by us pursuant to our shelf registration statement on Form S-3 (File No. 333-279289), which was filed with the SEC on May 10, 2024 and declared effective by the SEC on May 16, 2024, including the prospectus supplement dated February 14, 2025, and accompanying prospectus. An aggregate of $22.3 million Vendor Shares (the “S-3ASR Vendor Shares”) were offered by us pursuant to our shelf registration statement on Form S-3ASR (File No. 333-284812), which was filed with the SEC on February 11, 2025 and was automatically effective on the same date, including the prospectus supplements dated February 28, 2025 and May 12, 2025, and accompanying prospectus.

A copy of the opinion of Fenwick & West LLP relating to the validity of the S-3 Vendor Shares and the S-3ASR Vendor Shares was filed as Exhibit 5.1 to our Annual Report and a copy of the opinion of Fenwick & West LLP relating to the validity of shares is filed herewith as Exhibit 5.1.
Rule 10b5-1 Trading Plans. During the three months ended March 31, 2025, except as described below, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, in each case as defined in Item 408 of Regulation S-K:
On March 31, 2025, Eric Lentell, General Counsel of the Company, adopted a trading arrangement for the sale of the Company’s Class A common stock. The trading arrangement, which expires on December 31, 2025, provides for the potential sale of approximately 100,000 shares of Class A common stock following the vesting and settlement of certain equity awards pursuant to the terms of the plan. Because the actual number of shares to be sold under this trading plan will be net of the shares sold to satisfy Mr. Lentell’s tax obligations, the precise number of shares that may be sold is not yet determinable.
All of the trading arrangements listed above are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Transactions made pursuant to such trading arrangements will be disclosed publicly in future Section 16 filings to the extent required by law.

Item 6. Exhibits

Exhibit	Description
5.1	Opinion of Fenwick & West LLP
23.1	Consent of Fenwick & West LLP (included in Exhibit 5.1 hereto)
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ARCHER AVIATION INC.

May 12, 2025	By:	/s/ Priya Gupta
Priya Gupta
Acting Chief Financial Officer (Principal Financial Officer)