Form 10-Q
period 2025-06-30
Archer Aviation Inc.
filed 2025-08-11
CIK 1824502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 5, 2025, the number of shares of the registrant’s Class A common stock outstanding was 645,026,291.

Archer Aviation Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2025

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on February 27, 2025 (the “Annual Report”) and in our Current Report on Form 8-K, filed with the SEC on June 13, 2025. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, the Annual Report, and other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. Moreover, new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks and uncertainties, the future events and circumstances discussed in this Quarterly Report and the Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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
ii

Part I - Financial Information
Item 1. Financial Statements
Archer Aviation Inc.
Consolidated Condensed Balance Sheets
(In millions, except share and per share data; unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$1,724.0	$834.5
Restricted cash	6.5	6.8
Prepaid expenses	22.8	12.5
Other current assets	3.7	4.6
Total current assets	1,757.0	858.4
Property and equipment, net	148.1	126.8
Intangible assets, net	5.5	0.3
Right-of-use assets	11.0	8.1
Other long-term assets	16.7	7.6
Total assets	$1,938.3	$1,001.2
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$22.7	$14.6
Current portion of lease liabilities	4.5	3.7
Accrued expenses and other current liabilities	51.6	52.8
Total current liabilities	78.8	71.1
Notes payable	64.1	64.0
Lease liabilities, net of current portion	13.0	11.3
Warrant liabilities	87.6	89.4
Other long-term liabilities	13.9	12.8
Total liabilities	257.4	248.6
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.0001 par value; 1,400,000,000 shares authorized; 640,636,644 and 503,777,464 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	0.1	0.1
Class B common stock, $0.0001 par value; 300,000,000 shares authorized; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	3,665.9	2,438.4
Accumulated deficit	(1,985.0)	(1,685.6)
Accumulated other comprehensive loss	(0.1)	(0.3)
Total stockholders’ equity	1,680.9	752.6
Total liabilities and stockholders’ equity	$1,938.3	$1,001.2
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Operations
(In millions, except share and per share data; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses
Research and development	$122.4	$89.8	$226.1	$173.3
General and administrative	53.7	31.4	94.0	90.1
Total operating expenses	176.1	121.2	320.1	263.4
Loss from operations	(176.1)	(121.2)	(320.1)	(263.4)
Other income (expense), net	(40.0)	9.3	2.0	29.9
Interest income, net	10.2	5.1	18.9	10.4
Loss before income taxes	(205.9)	(106.8)	(299.2)	(223.1)
Income tax expense	(0.1)	(0.1)	(0.2)	(0.3)
Net loss	$(206.0)	$(106.9)	$(299.4)	$(223.4)

Net loss per share, basic and diluted	$(0.36)	$(0.32)	$(0.53)	$(0.68)
Weighted-average shares outstanding, basic and diluted	579,166,181	334,072,229	559,903,647	327,164,413
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Comprehensive Loss
(In millions; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(206.0)	$(106.9)	$(299.4)	$(223.4)
Other comprehensive income (loss):
Foreign currency translation adjustment	0.1	(0.1)	0.2	(0.1)
Comprehensive loss	$(205.9)	$(107.0)	$(299.2)	$(223.5)
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In millions, except share data; unaudited)

	Common Stock				Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Class A		Class B			Accumulated Deficit		Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	503,777,464	$0.1	—	$—	$2,438.4	$(1,685.6)	$(0.3)	$752.6
Issuance of Class A common stock	1,906,161	—	—	—	16.7	—	—	16.7
Issuance of restricted stock units and restricted stock expense	4,544,253	—	—	—	1.9	—	—	1.9
Exercise of stock options	168,510	—	—	—	—	—	—	—
Issuance of warrants and warrant expense	—	—	—	—	0.8	—	—	0.8
Exercise of warrants	3,000	—	—	—	—	—	—	—
PIPE financing	2,982,089	—	—	—	9.6	—	—	9.6
Registered direct offering	35,500,000	—	—	—	289.5	—	—	289.5
Stock-based compensation	—	—	—	—	33.5	—	—	33.5
Net loss	—	—	—	—	—	(93.4)	—	(93.4)
Other comprehensive income	—	—	—	—	—	—	0.1	0.1
Balance as of March 31, 2025	548,881,477	$0.1	—	$—	$2,790.4	$(1,779.0)	$(0.2)	$1,011.3
Issuance of Class A common stock	2,425,223	—	—	—	23.5	—	—	23.5
Issuance of restricted stock units and restricted stock expense	3,613,804	—	—	—	0.5	—	—	0.5
Exercise of stock options	97,967	—	—	—	—	—	—	—
Issuance of warrants and warrant expense	—	—	—	—	0.8	—	—	0.8
Common stock issued under employee stock purchase plan	618,173	—	—	—	3.9	—	—	3.9
Registered direct offering	85,000,000	—	—	—	816.8	—	—	816.8
Stock-based compensation	—	—	—	—	30.0	—	—	30.0
Net loss	—	—	—	—	—	(206.0)	—	(206.0)
Other comprehensive loss	—	—	—	—	—	—	0.1	0.1
Balance as of June 30, 2025	640,636,644	$0.1	—	$—	$3,665.9	$(1,985.0)	$(0.1)	$1,680.9
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

Archer Aviation Inc.
Consolidated Condensed Statements of Cash Flows
(In millions; unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(299.4)	$(223.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	8.9	4.9
Stock-based compensation	81.9	63.5
Change in fair value of warrant liabilities	(1.7)	(30.3)
Non-cash lease expense	1.8	1.4
Research and development warrant expense	1.6	4.1
Technology and dispute resolution agreements expense	—	5.6
Changes in operating assets and liabilities:
Prepaid expenses	0.5	2.5
Other current assets	0.9	(1.7)
Other long-term assets	(1.3)	(1.2)
Accounts payable	5.4	8.6
Accrued expenses and other current liabilities	4.0	—
Operating lease right-of-use assets and lease liabilities, net	(2.2)	(1.8)
Other long-term liabilities	1.6	0.8
Net cash used in operating activities	(198.0)	(167.0)
Cash flows from investing activities
Purchase of property and equipment	(28.9)	(38.2)
Acquisition of intangible assets	(5.2)	—
Net cash used in investing activities	(34.1)	(38.2)
Cash flows from financing activities
Proceeds from issuance of debt	—	25.8
Payment of debt issuance costs	—	(0.3)
Proceeds from PIPE financing	10.0	—
Proceeds from registered direct offering	1,151.8	—
Proceeds from shares issued under at-the-market program	—	73.3
Payment of offering costs in connection with financing activities	(44.3)	(0.3)
Proceeds from shares issued under employee stock purchase plan	3.8	2.3
Net cash provided by financing activities	1,121.3	100.8
Net increase (decrease) in cash, cash equivalents, and restricted cash	889.2	(104.4)
Cash, cash equivalents, and restricted cash, beginning of period	841.3	471.5
Cash, cash equivalents, and restricted cash, end of period	$1,730.5	$367.1

Supplemental Cash Flow Information:
Cash paid for interest	$2.1	$0.7
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$5.6	$12.1
Offering costs in connection with financing activities through issuance of common stock	$1.7	$—
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
Note 2 - Liquidity and Going Concern
Since the Company’s formation, the Company has devoted substantial effort and capital resources to the design and development of its planned aircraft, UAM network and business lines. Funding of these activities has primarily been through the net proceeds received from the issuance of related and third-party debt (Note 6 - Notes Payable), and the sale of preferred and common stock to related and third parties (Note 8 - Preferred and Common Stock). Through June 30, 2025, the Company has incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $1,985.0 million. As of June 30, 2025, the Company had cash and cash equivalents of $1,724.0 million, which management believes will be sufficient to fund the Company’s current operating plan for at least the next 12 months from the date these consolidated condensed financial statements were issued.
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
Cash, Cash Equivalents, and Restricted Cash
Cash consists of cash on deposit with financial institutions. Cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of three months or less from the date of purchase. As of June 30, 2025 and December 31, 2024, the Company’s cash and cash equivalents included money market funds of $1,608.5 million and $729.9 million, respectively.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated condensed balance sheets that sum to amounts reported on the consolidated condensed statements of cash flows (in millions):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$1,724.0	$834.5
Restricted cash	6.5	6.8
Total cash, cash equivalents, and restricted cash	$1,730.5	$841.3
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
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in millions):

	As of June 30, 2025
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$1,608.5	$—	$—	$1,608.5

Liabilities:
Warrant liability – public warrants	$56.2	$—	$—	$56.2
Warrant liability – private placement warrants	$—	$—	$31.4	$31.4

	As of December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$729.9	$—	$—	$729.9

Liabilities:
Warrant liability – public warrants	$56.0	$—	$—	$56.0
Warrant liability – private placement warrants	$—	$—	$33.4	$33.4
Cash Equivalents
The Company classifies its money market funds as Level 1, because they are valued based on quoted market prices in active markets.
The following table presents a summary of the Company’s cash equivalents as of June 30, 2025 and December 31, 2024 (in millions):

	As of June 30, 2025
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$1,608.5	$—	$—	$1,608.5
Total	$1,608.5	$—	$—	$1,608.5

	As of December 31, 2024
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$729.9	$—	$—	$729.9
Total	$729.9	$—	$—	$729.9

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Public Warrants
The measurement of the public warrants as of June 30, 2025 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “ACHR WS”. The quoted price of the public warrants was $3.23 and $3.22 per warrant as of June 30, 2025 and December 31, 2024, respectively.
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
The key inputs into the Monte Carlo simulation model for the private placement warrants are as follows:

Input	June 30, 2025	December 31, 2024
Stock price	$10.85	$9.75
Strike price	$11.50	$11.50
Term (in years)	1.2	1.7
Risk-free rate	3.9%	4.2%
Volatility	86.5%	92.1%
Dividend yield	0.0%	0.0%
The following table presents the change in fair value of the Company’s Level 3 private placement warrants during the six months ended June 30, 2025 (in millions):

Balance as of December 31, 2024	$33.4
Change in fair value	(2.0)
Balance as of June 30, 2025	$31.4
In connection with the change in fair value of the Company’s private placement warrants, the Company recognized a loss of $15.0 million and a gain of $2.0 million within other income (expense), net in the consolidated condensed statements of operations during the three and six months ended June 30, 2025, respectively. The Company recognized a gain of $3.5 million and $11.4 million within other income (expense), net in the consolidated condensed statements of operations during the three and six months ended June 30, 2024, respectively. Refer to Note 11 - Warrants for additional information about the private placement warrants.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Certain financial instruments, including debt, are not measured at fair value on a recurring basis in the consolidated condensed balance sheets. The fair value of debt as of June 30, 2025 approximates its carrying value (Level 2). Refer to Note 6 - Notes Payable for additional information.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Certain assets and liabilities are subject to measurement at fair value on a non-recurring basis if there are indicators of impairment or if they are deemed to be impaired as a result of an impairment review.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Intangible Assets, Net
Intangible assets consist of domain names and acquired patents, and are recorded at cost, net of accumulated amortization, and if applicable, impairment charges. The intangible assets are amortized over their useful lives ranging from 10 to 15 years on a straight-line basis or based on the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has analyzed a variety of factors to determine if any circumstance could trigger an impairment loss, and, at this time and based on the information presently known, no event has occurred and indicated that it is more likely than not that an impairment loss has been incurred. Therefore, the Company did not record any impairment charges for its intangible assets for the three and six months ended June 30, 2025 and 2024.
As of June 30, 2025 and December 31, 2024, the net carrying amounts for intangible assets were $5.5 million and $0.3 million, respectively, and were recorded in the Company’s consolidated condensed balance sheets.
Cloud Computing Arrangements
The Company capitalizes certain implementation costs incurred in the application development stage of projects related to its cloud computing arrangements that are service contracts. Capitalized implementation costs are recognized in other long-term assets in the consolidated condensed balance sheets and amortized on a straight-line basis over the fixed, noncancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. As of June 30, 2025 and December 31, 2024, the net carrying amounts of the Company’s capitalized cloud computing implementation costs were $6.3 million and $5.9 million, respectively.
Contract Liabilities
The Company records contract liabilities related to differences between the timing of cash receipts from a customer and the recognition of revenue under the applicable contracts. Contract liabilities consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Current portion of contract liabilities	$0.9	$0.9
Contract liabilities, net of current portion	13.3	11.8
Total	$14.2	$12.7
Current portion of contract liabilities is recorded in accrued expenses and other current liabilities and contract liabilities, net of current portion is recorded in other long-term liabilities in the Company’s consolidated condensed balance sheets. As of June 30, 2025 and December 31, 2024, the Company’s contract liabilities consisted of a $10.0 million pre-delivery payment received from United Airlines, Inc. (“United”) under the terms of the Amended United Purchase Agreement (defined below) (refer to Note 9 - Stock-Based Compensation), and installment payments received under a contract order with the United States Air Force for the design, development, and ground test of the Company’s production aircraft, Midnight, of $3.3 million and $1.8 million, respectively. No revenues were recognized during the three and six months ended June 30, 2025 and 2024.
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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
The following table presents the number of antidilutive shares excluded from the calculation of diluted net loss per share:

	Three and Six Months Ended June 30,
	2025	2024
Options to purchase common stock	1,773,670	2,534,175
Unvested restricted stock units	36,287,147	38,389,865
Warrants	33,344,301	47,011,560
Shares issuable under the Employee Stock Purchase Plan (Note 9)	554,405	1,178,609
Total	71,959,523	89,114,209
Segments
The following table presents significant expenses provided to the Chief Operating Decision Maker (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses
Depreciation and amortization expense	$4.8	$2.7	$8.9	$4.9
Research and development warrant expense	$0.8	$2.0	$1.6	$4.1
Stock-based compensation	$51.8	$22.8	$81.9	$63.5
Technology and dispute resolution agreements expense	$—	$—	$—	$10.3
Other research and development expense	$94.6	$74.5	$182.8	$141.7
Other general and administrative expense	24.1	19.2	44.9	38.9
Total operating expenses	176.1	121.2	320.1	263.4
Loss from operations	(176.1)	(121.2)	(320.1)	(263.4)
Other income (expense), net	(40.0)	9.3	2.0	29.9
Interest income, net	10.2	5.1	18.9	10.4
Loss before income taxes	(205.9)	(106.8)	(299.2)	(223.1)
Income tax expense	(0.1)	(0.1)	(0.2)	(0.3)
Net loss	$(206.0)	$(106.9)	$(299.4)	$(223.4)
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
Note 4 - Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Building	$67.8	$64.4
Equipment	41.2	25.6
Computer hardware and software	9.1	7.7
Leasehold improvements	38.7	34.2
Construction in progress	17.6	13.3
Total property and equipment	174.4	145.2
Less: Accumulated depreciation	(26.3)	(18.4)
Total property and equipment, net	$148.1	$126.8
The following table presents depreciation expense included in each respective expense category in the consolidated condensed statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$4.1	$2.1	$7.7	$4.1
General and administrative	0.1	0.2	0.2	0.3
Total depreciation expense	$4.2	$2.3	$7.9	$4.4
Note 5 - Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Accrued engineering services, parts and materials	$18.6	$12.5
Accrued employee costs	15.1	22.2
Accrued professional services	9.6	6.5
Current portion of contract liabilities	0.9	0.9
Other current liabilities	7.4	10.7
Total	$51.6	$52.8

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Note 6 - Notes Payable
Notes payable consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Synovus Bank Loan	$65.0	$65.0
Loan unamortized discount and loan issuance costs	(0.9)	(1.0)
Total debt, net of discount and loan issuance costs	64.1	64.0
Less current portion, net of discount and loan issuance costs	—	—
Total long-term notes payable, net of discount and loan issuance costs	$64.1	$64.0
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
The Company’s obligations under the Credit Agreement are secured by funds in a collateral account and the Credit Agreement is guaranteed by the Company’s domestic subsidiaries. The Company may prepay with certain premium that links to the passage of time, and in certain circumstances would be required to prepay the Loan under the Credit Agreement without payment of a premium. The Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, and customary events of default. As of June 30, 2025, the Company was in compliance with all the covenants of the Credit Agreement.
The Company has drawn down the full $65.0 million of the Loan as of June 30, 2025. The effective interest rate for the draw downs ranged from 6.6% to 7.1% and 6.7% to 7.2% as of June 30, 2025 and December 31, 2024, respectively. During the three and six months ended June 30, 2025, the Company recognized interest expense of $1.0 million and $2.1 million, respectively, including an immaterial amount related to the amortization of issuance costs within interest income, net in the consolidated condensed statements of operations. During the three and six months ended June 30, 2024, the Company recognized interest of $0.4 million and $0.1 million, respectively, within interest income, net in the consolidated condensed statements of operations. The carrying value of the Loan, net of unamortized issuance costs of $0.9 million, was $64.1 million as of June 30, 2025.
The future scheduled principal maturities of the Loan as of June 30, 2025 are as follows (in millions):

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
The Company’s lease costs were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$1.6	$1.1	$2.9	$2.3
Short-term lease cost	0.3	0.1	0.4	0.2
Total lease cost	$1.9	$1.2	$3.3	$2.5
The Company’s weighted-average remaining lease term and discount rate as of June 30, 2025 and 2024 were as follows:

	2025	2024
Weighted-average remaining lease term (in months)	48	52
Weighted-average discount rate	13.8%	14.7%
The minimum aggregate future obligations under the Company’s non-cancelable operating leases as of June 30, 2025 were as follows (in millions):

Remaining 2025	$3.7
2026	6.8
2027	4.1
2028	3.5
2029	3.6
Thereafter	2.5
Total future lease payments	24.2
Less: leasehold improvement allowance	(0.8)
Total net future lease payments	23.4
Less: imputed interest	(5.9)
Present value of future lease payments	$17.5
Supplemental cash flow information and non-cash activities related to right-of-use assets and lease liabilities were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating cash outflows from operating leases	$1.7	$1.5	$3.2	$2.6
Operating lease liabilities from obtaining right-of-use assets	$4.4	$0.1	$4.6	$0.4

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
Letters of Credit
As of June 30, 2025, the Company had standby letters of credit in the aggregate outstanding amount of $5.5 million, secured with restricted cash.
Litigation
During the ordinary course of the business, the Company may be subject to legal proceedings, various claims, and litigation. Such proceedings can be costly, time consuming, and unpredictable, and therefore, no assurance can be given that the final outcome of such proceedings will not materially impact the Company’s financial condition or results of operations.
Delaware Class Action Litigation
On May 17, 2024, two putative stockholders of the Company (and formerly, Atlas Crest Investment Corp. (“Atlas”)) filed class action lawsuits, on behalf of themselves and other similarly-situated stockholders, in the Delaware Court of Chancery (the “Court”) against the directors and officers of Atlas, the Company, the Company’s co-founders, Legacy Archer, Moelis & Company Group LP and Moelis & Company LLC.
The complaint asserted claims for breaches of fiduciary duties, aiding and abetting breaches of fiduciary duties, and unjust enrichment, in connection with the merger between Atlas and the Company. The plaintiffs requested damages in an amount to be determined at trial, as well as attorneys’ and experts’ fees. Relatedly, on June 19, 2024, another putative stockholder of the Company filed a class action lawsuit, on behalf of himself and other similarly-situated stockholders, in the Court asserting similar claims as the aforementioned May 17, 2024 complaint against the same defendants named in that May complaint. The Court subsequently consolidated the related class actions and appointed a lead plaintiff.
All defendants filed motions to dismiss the complaint. In response to such motions to dismiss, the plaintiffs voluntarily dismissed their claims against two Atlas directors. Oral argument on the remaining defendants’ motions to dismiss was held on April 17, 2025 and the Court issued a bench ruling on July 21, 2025, granting in part and denying in part the motions to dismiss. The Court dismissed all claims asserted against certain defendants, including among others, the Company’s co-founders, an Atlas director, Legacy Archer, Moelis & Company Group LP and Moelis & Company LLC. The Court also addressed the sufficiency of the plaintiffs’ allegations concerning the pre-merger disclosures that underlie the plaintiffs’ fiduciary duty and unjust enrichment claims, ruling that certain allegations were not adequately pleaded, thereby narrowing the scope of the fiduciary duty and unjust enrichment claims against the remaining defendants, which the Company believes that it has substantial defenses against.
A schedule governing further proceedings has not yet been agreed upon by the parties or ordered by the Court.
Note 8 - Preferred and Common Stock
Preferred Stock
As of June 30, 2025, no shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.
Voting
Holders of the Company’s Class A common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Dividends
Holders of Class A common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s Board of Directors in its discretion out of funds legally available therefor. No dividends on common stock have been declared by the Company’s Board of Directors through June 30, 2025, and the Company does not expect to pay dividends in the foreseeable future.
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
On December 11, 2024, the Company entered into subscription agreements with certain investors providing for the private placement of the Company’s Class A common stock at a purchase price of $6.65 per share (the “Second 2024 PIPE Financing”), pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. A portion of the Second 2024 PIPE Financing closed on December 13, 2024 for 63,909,776 shares of the Company’s Class A common stock for net proceeds of approximately $407.7 million, after deducting offering costs. The remaining portion of the Second 2024 PIPE Financing covering an aggregate of 751,879 shares of the Company’s Class A common stock to be issued and sold to Stellantis for anticipated gross proceeds of approximately $5.0 million is subject to the satisfaction of certain closing conditions.
At-The-Market Program
In November 2024, the Company filed a shelf registration statement on Form S-3ASR with the SEC and a related prospectus for the sale under a Controlled Equity OfferingSM Sales Agreement (the “ATM Sales Agreement”) of shares of its Class A common stock, having an aggregate value of up to $70.0 million (the “ATM Program”). The Company pays the placement agent a commission rate of up to 3.0% of the gross proceeds from any shares of Class A common stock sold through the ATM Sales Agreement. During the three and six months ended June 30, 2025, the Company did not sell any shares of Class A common stock under the ATM Program. As of June 30, 2025, the Company had $47.5 million remaining eligible for sales under the ATM Program. In July 2025, the Company sold 3,921,875 shares of Class A common stock under the ATM Program for net proceeds of $46.3 million.
Registered Direct Offerings
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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
On June 16, 2025, the Company closed a registered direct offering in which pursuant to the securities purchase agreement dated June 12, 2025, by and between the Company and certain institutional investors, the Company issued and sold 85,000,000 shares of the Company’s Class A common stock for net proceeds of approximately $816.8 million, after deducting offering costs.
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
Annual Equity Awards
Subject to the achievement of certain performance goals established by the Company from time to time, the Company’s employees are eligible to receive an annual incentive bonus that will entitle them to an annual grant of restricted stock units (“RSUs”) that are fully vested on the date of grant. Furthermore, all annual equity awards are contingent and issued only upon approval by the Company’s Board of Directors or the Compensation Committee. During the three and six months ended June 30, 2025, the Company recognized stock-based compensation expense of $5.2 million and $9.0 million, respectively, related to these annual equity awards. During the three and six months ended June 30, 2024, the Company recognized stock-based compensation expense of $4.0 million and $7.8 million, respectively, related to these annual equity awards.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Stock Options
A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2025	2,118,011	$0.13	5.8	$20.4
Exercised	(266,476)	0.11		2.4
Expired/forfeited	(77,865)	0.15
Outstanding as of June 30, 2025	1,773,670	0.14	5.3	19.0

Exercisable as of June 30, 2025	1,533,116	$0.14	5.3	$16.4
Vested and expected to vest as of June 30, 2025	1,773,670	0.14	5.3	19.0
The Company recognized stock-based compensation expense of $0.5 million and $1.1 million for stock options for the three and six months ended June 30, 2025, respectively. The Company recognized stock-based compensation expense of $0.6 million and $1.4 million for stock options for the three and six months ended June 30, 2024, respectively.
As of June 30, 2025, the total remaining stock-based compensation expense for unvested stock options was $1.1 million, which is expected to be recognized over a weighted-average period of 0.2 years.
Restricted Stock Units
A summary of the Company’s RSU activity is as follows:

	Number of Shares	Weighted Average Grant Fair Value
Outstanding as of January 1, 2025	28,658,246	$5.02
Granted	17,093,716	9.03
Performance based adjustment (1)	190,844	6.39
Vested	(8,468,571)	5.92
Forfeited	(1,187,088)	5.54
Outstanding as of June 30, 2025	36,287,147	6.69
(1) Represents units adjusted for the vesting of the first tranche of PSUs (defined below) granted in 2024.
During the six months ended June 30, 2025, the Company granted 1,897,941 RSUs under the Amended and Restated 2021 Plan, representing the annual equity awards for 2024. The RSUs were fully vested on the date of grant and settled in Class A common stock on a one-for-one basis. In addition, the Company granted 14,673,850 RSUs under the Amended and Restated 2021 Plan, which generally vest over a three-year period on a quarterly basis and remain subject to forfeiture if vesting conditions are not met. Upon vesting, RSUs are settled in Class A common stock on a one-for-one basis. The shares of Class A common stock underlying RSU grants are not issued and outstanding until the applicable vesting date.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
During the six months ended June 30, 2025, the Company granted 521,925 RSUs under the Amended and Restated 2021 Plan to certain executives, which vest over a three-year period with a payout based on the Company’s relative performance of total shareholder return (“TSR”) compared with the annualized TSR of certain peer companies for the service period (the “PSUs”). The award payout can range from 0.0% to 200.0% of the initial grant, and is measured on each anniversary of the grant date. Upon vesting, the PSUs are settled in Class A common stock on a one-for-one basis. If an executive’s employment ends due to disability, death, termination without cause or resignation for good reason, the executive (or beneficiary) remains eligible under the award and, if the award is earned, will receive a proration of PSUs based on active employment during the annual service periods. In all other cases, the award will not vest and all rights to the PSUs will terminate.
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
One-quarter of each of the Founder Grants, totaling 10,004,612 shares of Class B common stock, vested immediately prior to the Closing Date pursuant to the terms and conditions of the Business Combination Agreement. On April 14, 2022, the vested 5,002,306 shares of Class B common stock of the Company’s former co-CEO were cancelled. On July 13, 2023, following the expiration of 15 months from the separation of the former co-CEO from the Company on April 13, 2022, the former officer’s unvested 15,006,918 shares of Class B common stock for the remaining three tranches were forfeited. The Company then reversed the previously recognized stock-compensation expense of $59.1 million associated with those shares. During the year ended December 31, 2024, the performance milestone for the second tranche of the outstanding Founder Grant, covering 5,002,306 shares of Class B common stock, was achieved. As of June 30, 2025, there were 10,004,612 RSUs outstanding, representing the remaining two tranches of the outstanding Founder Grant.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
For the three and six months ended June 30, 2025, the Company recorded $0.7 million and $2.6 million of stock-based compensation expense, respectively, for the remaining tranches of the outstanding Founder Grant in general and administrative expenses in the consolidated condensed statements of operations. For the three and six months ended June 30, 2024, the Company recorded $4.7 million and $27.1 million of stock-based compensation expense, respectively, for the remaining tranches of the outstanding Founder Grant in general and administrative expenses in the consolidated condensed statements of operations.
For the three and six months ended June 30, 2025, the Company recorded $28.4 million and $44.8 million of stock-based compensation expense, respectively, related to RSUs (excluding the Founder Grant). For the three and six months ended June 30, 2024, the Company recorded $11.3 million and $24.3 million of stock-based compensation expense, respectively, related to RSUs (excluding the Founder Grant).
As of June 30, 2025, the total remaining stock-based compensation expense for unvested RSUs (including the remaining Founder Grant) was $201.4 million, which is expected to be recognized over a weighted-average period of 1.1 years.
Employee Stock Purchase Plan
In August 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately upon the closing of the Business Combination. The ESPP permits eligible employees to purchase shares of Class A common stock at a price equal to 85.0% of the lower of the fair market value of Class A common stock on the first day of an offering or on the date of purchase. Additionally, the number of shares of Class A common stock reserved for issuance under the ESPP will automatically increase on January 1st of each year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by the lesser of (i) 1.0% of the total number of shares of Class A common stock outstanding on December 31 of the preceding year; (ii) 9,938,118 shares of Class A common stock; or (iii) a lesser number of shares of Class A common stock determined by the Board of Directors prior to the date of the increase (the “ESPP Evergreen Provision”). The ESPP Evergreen Provision is calculated using the number of legally outstanding shares of common stock and includes shares, such as unvested shares pursuant to early exercised stock options, that are not considered outstanding for accounting purposes. In accordance therewith, the number of shares of Class A common stock reserved for issuance under the ESPP increased by 4,677,185 on January 1, 2025. As of June 30, 2025, the maximum number of shares authorized for issuance under the ESPP was 15,762,995, of which 12,192,194 shares remained available under the ESPP.
The Company currently offers six-month offering periods, and at the end of each offering period, which occurs every six months on May 31 and November 30, employees can elect to purchase shares of the Company’s Class A common stock with contributions of up to 15.0% of their base pay, accumulated via payroll deductions, subject to certain limitations.
The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of each award granted under the ESPP. The following table sets forth the key assumptions and fair value results for each award granted in the Company’s six-month offering period that started on June 1, 2025:

June 1, 2025
Stock price	$10.09
Term (in years)	0.5
Risk-free interest rate	4.3%
Volatility	122.0%
Dividend yield	0.0%
Grant date fair value per share	$4.83
During the three and six months ended June 30, 2025, the Company recognized stock-based compensation expense of $1.1 million and $2.0 million for the ESPP, respectively. During the three and six months ended June 30, 2024, the Company recognized stock-based compensation expense of $0.6 million and $1.3 million for the ESPP, respectively.
As of June 30, 2025, the total remaining stock-based compensation expense was $2.2 million for the ESPP, which is expected to be recognized over the current six-month offering period until November 30, 2025.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
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
Vendor Share Issuances
From time to time, the Company issues shares of Class A common stock to certain vendors in exchange for services rendered and/or goods purchased (collectively, the “Vendor Share Issuances”). The Vendor Share Issuances are being consummated by the Company pursuant to the Company’s shelf registration statements filed with the SEC and accompanying prospectus.
During the six months ended June 30, 2025, the Company issued 4,331,384 shares of Class A common stock to certain vendors to satisfy $41.4 million of the Company’s current and/or future obligations to those vendors.
During the three and six months ended June 30, 2025, the Company recognized stock-based compensation expense of $15.9 million and $22.4 million for the Vendor Share Issuances, respectively. During the three and six months ended June 30, 2024, the Company recognized stock-based compensation expense of $1.6 million and $1.6 million for the Vendor Share Issuances, respectively.
The following table presents stock-based compensation expense included in each respective expense category in the consolidated condensed statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$22.9	$11.1	$34.0	$23.5
General and administrative	28.9	11.7	47.9	40.0
Total stock-based compensation expense	$51.8	$22.8	$81.9	$63.5
Note 10 - Income Taxes
The Company recognized foreign current income tax provision of $0.1 million and $0.2 million during the three and six months ended June 30, 2025, respectively. The Company recognized foreign current income tax provision of $0.1 million and $0.3 million during the three and six months ended June 30, 2024, respectively. The Company did not record any deferred income tax provision for the three and six months ended June 30, 2025 and 2024. For the three and six months ended June 30, 2025 and 2024, the provision for income taxes differed from the United States federal statutory rate primarily due to foreign taxes currently payable. The Company realized no benefit for the current year losses due to a full valuation allowance against the United States and foreign net deferred tax assets.
In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Based upon the analysis of federal and state deferred tax balances, future tax projections, and the Company’s lack of taxable income in the carryback period, the Company did not believe it is more-likely-than-not that the net deferred tax assets will be realizable. Accordingly, the Company had provided a full valuation allowance against the entire domestic and the majority of the foreign net deferred tax assets as of June 30, 2025 and December 31, 2024. The Company intends to maintain the full valuation allowance against the United States net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Note 11 - Warrants
Equity Classified Warrants
A summary of the Company’s warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2025	20,753,630	$0.01	3.5	$202.1
Outstanding as of June 30, 2025	20,753,630	0.01	3.0	225.0

Vested and exercisable as of June 30, 2025	12,805,276	$0.01	2.1	$138.8
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
The Company accounts for the Amended United Purchase Agreement and the United Collaboration Agreement under ASC 606, Revenue from Contracts with Customers. The Company identified the sale of each aircraft ordered by United as a separate performance obligation in the contract. As the performance obligations have not been satisfied, the Company has not recognized any revenue as of June 30, 2025.
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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
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
There was no other warrant expense recognized for the three and six months ended June 30, 2025 and 2024.
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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
As the Company is currently in pre-revenue stage and is not generating any revenue from the Stellantis Collaboration Agreement, all costs incurred with third parties are recorded based on the nature of the costs incurred. The Company accounts for the warrant in accordance with the provisions of ASC 718. The grant date fair value of each warrant was determined to be $1.93, which was the closing price of the Company’s Class A common stock on January 3, 2023. For each tranche of the warrant, the Company will recognize compensation costs as the related services are received from Stellantis on a straight-line basis over the associated service period. During the three and six months ended June 30, 2025, the Company recorded $0.8 million and $1.6 million of research and development expense, respectively, in the consolidated condensed statements of operations in connection with the Stellantis Collaboration Agreement. During the three and six months ended June 30, 2024, the Company recorded $2.0 million and $4.1 million of research and development expense, respectively, in the consolidated condensed statements of operations in connection with the Stellantis Collaboration Agreement.
During the three months ended June 30, 2025, FCA US LLC (“FCA”), a wholly-owned subsidiary of Stellantis, transferred its fully vested warrant to purchase 1,671,202 shares of the Company’s Class A common stock at an exercise price of $0.01 per share to Stellantis.
Liability Classified Warrants
As of June 30, 2025, there were 17,395,947 public warrants outstanding. Public warrants may only be exercised for a whole number of shares. No fractional shares are issued upon exercise of the public warrants. The public warrants became exercisable on October 30, 2021, 12 months after the closing of the initial public offering of Atlas, the predecessor of Archer. The public warrants will expire five years from the consummation of the Business Combination or earlier upon redemption or liquidation.
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
As of June 30, 2025, there were 8,000,000 private placement warrants outstanding. The private placement warrants are identical to the public warrants underlying the shares sold in the initial public offering of Atlas, except that the private placement warrants and the shares of Class A common stock issuable upon the exercise of the private placement warrants became transferable, assignable, and salable on October 16, 2021, 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Note 12 - Subsequent Events
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. This legislation includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. The Company is currently evaluating the impact of OBBBA on its consolidated financial statements.
In July 2025, the Company sold 3,921,875 shares of Class A common stock under the ATM Program for net proceeds of $46.3 million.

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
Overview
Headquartered in Silicon Valley, California, Archer is developing the technologies and aircraft to power the future of advanced aviation. We plan to provide customers with advanced aircraft and related technologies and services in the United States and internationally in both the commercial and defense sectors. We unveiled our first planned production aircraft, an electric vertical take-off and landing (“eVTOL”) aircraft, Midnight, in November 2022. In December 2024, we completed construction of our high-volume aircraft manufacturing facility, ARC, located in Covington, Georgia. We started production of aircraft at this facility in the first quarter of 2025 and plan to focus on building aircraft across our facilities in Georgia and Silicon Valley for use to support our commercialization efforts. We are first and foremost working to commercialize our Midnight aircraft which is intended to be used in select major cities around the world. To do so, we are working with aviation authorities, countries, cities, and strategic partners in these locations to obtain certification of our Midnight aircraft and build out urban air mobility (“UAM”) networks that will utilize our Midnight aircraft in their commercial operations. In parallel, we plan to continue to advance the development of our aircraft for Archer Defense, as well as other technologies to support the future of advanced aviation.
Our Planned Lines of Business
By maintaining an innovative and disciplined approach to new product and service development, manufacturing, and commercialization we believe that we can deliver advanced aviation technologies and solutions that can service a broad range of industries and applications. We intend to operate in the following areas:
•Commercial: This is planned to consist of the sale of our commercial aircraft (“Archer Direct”), such as Midnight, as well as technologies and services related thereto. In addition, we plan to provide direct-to-consumer aerial ride share services utilizing our aircraft and potentially others in select metropolitan areas around the world with consumers being able to book rides via an app-based platform (“Archer UAM”).
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
We are still working to design, develop, certify, and bring up manufacturing of our aircraft and thus have not generated revenue from either of our planned lines of business. We do not expect to begin generating significant revenues until we are able to complete the design, development, certification, commercialization, and manufacturing bring up of our aircraft and development of related technologies and services.

Operating Expenses
Research and Development
Research and development activities represent a significant part of our business. Our research and development efforts focus on the design and development of our aircraft, including certain of the systems that are used in it. As part of those activities, we continue to work closely with U.S. and international regulators towards our goal of commercialization. Research and development expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for employees focused on research and development activities, costs associated with developing and building prototype aircraft, associated facilities costs, and depreciation. We expect research and development expenses to increase significantly as we progress towards commercialization and manufacturing.
We cannot determine with certainty the timing, duration or the costs necessary to complete the design, development, certification, and manufacturing bring up due to the inherently unpredictable nature of our research and development activities. Development timelines, the probability of success, and development costs may differ materially from expectations.
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

Results of Operations
The following table sets forth our consolidated condensed statements of operations for the periods indicated:

	Three Months Ended June 30,
	2025	2024	Change $	Change %
	(In millions)
Operating expenses
Research and development (1)	$122.4	$89.8	$32.6	36.3%
General and administrative (1)	53.7	31.4	22.3	71.0%
Total operating expenses	176.1	121.2	54.9	45.3%
Loss from operations	(176.1)	(121.2)	(54.9)	45.3%
Other income (expense), net	(40.0)	9.3	(49.3)	NM
Interest income, net	10.2	5.1	5.1	100.0%
Loss before income taxes	(205.9)	(106.8)	(99.1)	92.8%
Income tax expense	(0.1)	(0.1)	—	—%
Net loss	$(206.0)	$(106.9)	$(99.1)	92.7%

	Six Months Ended June 30,
	2025	2024	Change $	Change %
	(In millions)
Operating expenses
Research and development (1)	$226.1	$173.3	$52.8	30.5%
General and administrative (1)	94.0	90.1	3.9	4.3%
Total operating expenses	320.1	263.4	56.7	21.5%
Loss from operations	(320.1)	(263.4)	(56.7)	21.5%
Other income (expense), net	2.0	29.9	(27.9)	(93.3)%
Interest income, net	18.9	10.4	8.5	81.7%
Loss before income taxes	(299.2)	(223.1)	(76.1)	34.1%
Income tax expense	(0.2)	(0.3)	0.1	(33.3)%
Net loss	$(299.4)	$(223.4)	$(76.0)	34.0%
NM=Not Meaningful.
(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Research and development	$22.9	$11.1	$34.0	$23.5
General and administrative	28.9	11.7	47.9	40.0
Total stock-based compensation expense	$51.8	$22.8	$81.9	$63.5
Comparison of the Three and Six Months Ended June 30, 2025 and 2024
Research and Development
Research and development expenses increased by $32.6 million, or 36.3%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, as we invested in people and materials to advance our technology development. The increase was primarily due to an increase of $11.8 million in stock-based compensation, an increase of $10.1 million in personnel-related expenses due to a significant increase in our workforce from the prior year period, and an increase of $5.1 million in costs related to engineering, parts and materials to support our increased research and development activities. The remainder of the increase was made up of other incidental items.

Research and development expenses increased by $52.8 million, or 30.5%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, as we invested in people and materials to advance our technology development. The increase was primarily due to an increase of $19.6 million in personnel-related expenses due to a significant increase in our workforce from the prior year period, an increase of $13.5 million in costs related to engineering, parts and materials to support our increased research and development activities, and an increase of $10.5 million in stock-based compensation. The remainder of the increase was made up of other incidental items.
General and Administrative
General and administrative expenses increased by $22.3 million, or 71.0%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase was primarily due to an increase of $21.2 million in stock-based compensation. See Note 9 - Stock-Based Compensation to our consolidated condensed financial statements for further details on our stock-based compensation. The remainder of the increase was made up of other incidental items.
General and administrative expenses increased by $3.9 million, or 4.3%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase was primarily due to an increase of $32.4 million in stock-based compensation. The increase was partially offset by a decrease of $24.5 million in stock-based compensation associated with the restricted stock units granted to our founder immediately prior to the closing of the Business Combination in September 2021, and a decrease of $10.3 million in the charge for the warrant issued related to technology and dispute resolution agreements, which was fully exercised and settled in 2024. See Note 9 - Stock-Based Compensation to our consolidated condensed financial statements for further details on our stock-based compensation. The remainder of the increase was made up of other incidental items.
Other Income (Expense), Net
Other income (expense), net decreased by $49.3 million and $27.9 million for the three and six months ended June 30, 2025, respectively, compared to the same periods ended June 30, 2024. The decrease was primarily due to changes in fair value of our warrant liabilities. See Note 3 - Summary of Significant Accounting Policies to our consolidated condensed financial statements for further details.
Interest Income, Net
Interest income, net increased by $5.1 million, or 100.0%, and $8.5 million, or 81.7%, for the three and six months ended June 30, 2025, respectively, compared to the same periods ended June 30, 2024. The increase was primarily due to interest income from increased balance in our cash and cash equivalents.
Liquidity and Capital Resources
As of June 30, 2025, our principal sources of liquidity were cash and cash equivalents of $1,724.0 million. We have incurred net losses since our inception and to date have not generated any revenues. We expect to incur additional losses and higher operating expenses for the foreseeable future. We believe that our existing cash and cash equivalents will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements.
On October 5, 2023, we entered into a credit agreement (the “Credit Agreement”) with Synovus Bank, as administrative agent and lender, and the additional lenders (the “Lenders”) from time to time, in an aggregate principal amount of up to $65.0 million for the construction and development of our manufacturing facility in Covington, Georgia (the “Loan”). The Loan under the Credit Agreement shall accrue interest from and including the date the applicable advance is made but excluding the repayment date at a rate of the secured overnight financing rate (“SOFR”), plus 2.0% subject to a SOFR floor of 0.0%. We are required to make interest-only payments for 36 months on the Loan starting on November 14, 2023, followed by monthly interest and principal payments for the remaining maturity, with any outstanding principal, interest and other then outstanding indebtedness due at maturity. The Credit Agreement matures on the earlier of October 5, 2033 or the date on which the outstanding Loan has been declared or automatically becomes due and payable pursuant to the terms of the Credit Agreement. Our obligations under the Credit Agreement are secured by funds in a collateral account and the Credit Agreement is guaranteed by our domestic subsidiaries. We had drawn down the full $65.0 million of the Loan as of June 30, 2025.

In November 2024, we filed a shelf registration statement on Form S-3ASR with the Securities and Exchange Commission (“SEC”) and a related prospectus for the sale under a Controlled Equity OfferingSM Sales Agreement (the “ATM Sales Agreement”) of shares of our Class A common stock, having an aggregate value of up to $70.0 million (the “ATM Program”). We pay the placement agent a commission rate of up to 3.0% of the gross proceeds from any shares of Class A common stock sold through the ATM Sales Agreement. During the three and six months ended June 30, 2025, we did not sell any shares of Class A common stock under the ATM Program. As of June 30, 2025, we had $47.5 million remaining eligible for sales under the ATM Program. In July 2025, we sold 3,921,875 shares of Class A common stock under the ATM Program for net proceeds of $46.3 million.
On August 8, 2024, we entered into subscription agreements with certain investors providing for the private placement of our Class A common stock at a purchase price of $3.35 per share (the “First 2024 PIPE Financing”), pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). A portion of the First 2024 PIPE Financing closed on August 12, 2024 for 49,283,582 shares of our Class A common stock for net proceeds of approximately $158.0 million, after deducting offering costs. The remaining portion of the First 2024 PIPE Financing covering an aggregate of 2,982,089 shares of our Class A common stock issued and sold to Stellantis N.V. (“Stellantis”) closed on January 6, 2025 for net proceeds of approximately $9.6 million, after deducting offering costs.
On December 11, 2024, we entered into subscription agreements with certain investors providing for the private placement of our Class A common stock at a purchase price of $6.65 per share (the “Second 2024 PIPE Financing”), pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. A portion of the Second 2024 PIPE Financing closed on December 13, 2024 for 63,909,776 shares of our Class A common stock for net proceeds of approximately $407.7 million, after deducting offering costs. The remaining portion of the Second 2024 PIPE Financing covering an aggregate of 751,879 shares of our Class A common stock to be issued and sold to Stellantis for anticipated gross proceeds of approximately $5.0 million is subject to the satisfaction of certain closing conditions.
On February 12, 2025, we closed a registered direct offering in which pursuant to the securities purchase agreement dated February 11, 2025, by and between us and certain institutional investors, we issued and sold 35,500,000 shares of our Class A common stock for net proceeds of approximately $289.5 million, after deducting offering costs.
On June 16, 2025, we closed a registered direct offering in which pursuant to the securities purchase agreement dated June 12, 2025, by and between us and certain institutional investors, we issued and sold 85,000,000 shares of our Class A common stock for net proceeds of approximately $816.8 million, after deducting offering costs.
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
The following includes our short-term and long-term material cash requirements from known contractual obligations as of June 30, 2025:
Notes Payable
See Note 6 - Notes Payable to our consolidated condensed financial statements for further details on our debt.

Leases
We lease office, lab, hangar, and storage facilities in the normal course of business. Under our operating leases as noted in Note 7 - Commitments and Contingencies to our consolidated condensed financial statements, we have current obligations of $7.4 million and long-term obligations of $16.8 million.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(In millions)
Net cash provided by (used in):
Operating activities	$(198.0)	$(167.0)
Investing activities	$(34.1)	$(38.2)
Financing activities	$1,121.3	$100.8
Cash Flows Used in Operating Activities
We continue to experience negative cash flows from operations as we are still working to design, develop, certify, and bring up manufacturing of our aircraft and thus have not generated any revenues from either of our planned lines of business. Our cash flows from operating activities are significantly affected by our cash investments to support the growth of our research and development activities related to our aircraft, as well as the general and administrative functions necessary to support those activities and operations as a publicly traded company. Our operating cash flows are also impacted by the working capital requirements to support growth and fluctuations in personnel-related expenditures, accounts payable, accrued interest and other current liabilities, and other current assets.
Net cash used in operating activities during the six months ended June 30, 2025 was $198.0 million, resulting from a net loss of $299.4 million, adjusted for non-cash items consisting primarily of $81.9 million in stock-based compensation, and $8.9 million in depreciation and amortization. The net cash provided by changes in our net operating assets and liabilities was $8.9 million.
Net cash used in operating activities during the six months ended June 30, 2024 was $167.0 million, resulting from a net loss of $223.4 million, adjusted for non-cash items consisting primarily of $63.5 million in stock-based compensation, a gain of $30.3 million due to a change in fair value of our warrant liabilities, and a $5.6 million non-cash charge for the technology and dispute resolution agreements expense. The net cash provided by changes in our net operating assets and liabilities was $7.2 million.
Cash Flows Used in Investing Activities
Net cash used in investing activities during the six months ended June 30, 2025 was $34.1 million, driven by purchases of property and equipment of $28.9 million and acquisitions of intangible assets of $5.2 million within the period.
Net cash used in investing activities during the six months ended June 30, 2024 was $38.2 million, driven by purchases of property and equipment within the period.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2025 was $1,121.3 million, driven by gross proceeds from the registered direct offering of $1,151.8 million, gross proceeds from the First 2024 PIPE Financing of $10.0 million, partially offset by payments of offering costs in connection with financing activities for $44.3 million.
Net cash provided by financing activities during the six months ended June 30, 2024 was $100.8 million, driven by proceeds from shares issued under the ATM Program of $73.3 million, and proceeds from issuance of debt of $25.8 million.

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
We are exposed to market risk for changes in interest rates applicable to our borrowings and investments in money market funds. The Loan under the Credit Agreement accrues interest from and including the date the applicable advance is made but excluding the repayment date at a rate of the SOFR, plus 2.0% subject to a SOFR floor of 0.0%. Additionally, we had cash, cash equivalents, and restricted cash totaling $1,730.5 million as of June 30, 2025. Cash equivalents were invested in money market funds. The primary objectives of our investment activities are to preserve principal and achieve liquidity requirements. We do not enter into investments for trading or speculative purposes. A hypothetical 100 basis point change in interest rates applicable to the Loan under the Credit Agreement or with respect to our investment portfolio would not have had a material impact on the fair value of our portfolio for the periods presented and our future interest income and expense.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Investing in our securities involves risks. Risk factors describing the major risks to our business can be found under Part I, Item 1A, “Risk Factors” in our Annual Report and in our Current Report on Form 8-K filed with the SEC on June 13, 2025. You should consider carefully the risks and uncertainties described therein, together with all of the other information in this Quarterly Report, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated condensed financial statements and related notes, before deciding whether to purchase any of our securities. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of these risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, results of operations, and prospects. In any such event, the market price of our securities could decline, and you could lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Use of Proceeds
None.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On or about August 11, 2025, we will issue an aggregate of $28.0 million of shares of our Class A common stock, issuable to certain vendors in exchange for services rendered and/or goods purchased (collectively, the “Vendor Shares”).
On or about August 11, 2025, we will issue warrants to a party to purchase an aggregate of 314,760 shares of our Class A common stock (the “Warrant” and together with the Vendor Shares, the “Securities”). The Warrant has an exercise price of $0.01 per share. The Form of Warrant is filed as Exhibit 4.1 to this Form 10-Q.
The Securities are being offered by us pursuant to our shelf registration statement on Form S-3ASR (File No. 333-284812), which was filed with the SEC on February 11, 2025 and was automatically effective on the same date, including the prospectus supplements dated May 12, 2025 and August 11, 2025, and accompanying prospectus.

A copy of the opinion of Fenwick & West LLP relating to the validity of the Securities is filed herewith as Exhibit 5.1.
Rule 10b5-1 Trading Plans. During the three months ended June 30, 2025, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, in each case as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit	Description
4.1	Form of Warrant to Purchase Shares
5.1	Opinion of Fenwick & West LLP
10.1
Securities Purchase Agreement, dated as of June 12, 2025, by and among Archer Aviation Inc. and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 13, 2025)

10.2	Transition Letter Agreement, dated July 8, 2025 by and between Mark Mesler and the Company
23.1	Consent of Fenwick & West LLP (included in Exhibit 5.1 hereto)
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ARCHER AVIATION INC.

August 11, 2025	By:	/s/ Priya Gupta
Priya Gupta
Acting Chief Financial Officer (Principal Financial Officer)