Form 10-Q
period 2025-09-30
Archer Aviation Inc.
filed 2025-11-06
CIK 1824502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 31, 2025, the number of shares of the registrant’s Class A common stock outstanding was 651,341,543.

Archer Aviation Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2025

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
ii

Part I - Financial Information
Item 1. Financial Statements
Archer Aviation Inc.
Consolidated Condensed Balance Sheets
(In millions, except share and per share data; unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$595.5	$834.5
Restricted cash	7.3	6.8
Short-term investments	1,045.8	—
Prepaid expenses	30.6	12.5
Other current assets	12.9	4.6
Total current assets	1,692.1	858.4
Property and equipment, net	167.8	126.8
Intangible assets, net	5.3	0.3
Right-of-use assets	18.4	8.1
Other long-term assets	16.0	7.6
Total assets	$1,899.6	$1,001.2
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$23.7	$14.6
Current portion of lease liabilities	5.4	3.7
Accrued expenses and other current liabilities	63.9	52.8
Total current liabilities	93.0	71.1
Notes payable	64.1	64.0
Lease liabilities, net of current portion	19.1	11.3
Warrant liabilities	58.6	89.4
Other long-term liabilities	10.5	12.8
Total liabilities	245.3	248.6
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.0001 par value; 1,400,000,000 shares authorized; 651,297,219 and 503,777,464 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	0.1	0.1
Class B common stock, $0.0001 par value; 300,000,000 shares authorized; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	3,771.5	2,438.4
Accumulated deficit	(2,114.9)	(1,685.6)
Accumulated other comprehensive loss	(2.4)	(0.3)
Total stockholders’ equity	1,654.3	752.6
Total liabilities and stockholders’ equity	$1,899.6	$1,001.2
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Operations
(In millions, except share and per share data; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses
Research and development	$120.7	$89.8	$346.8	$263.1
General and administrative	54.1	32.3	148.1	122.4
Total operating expenses	174.8	122.1	494.9	385.5
Loss from operations	(174.8)	(122.1)	(494.9)	(385.5)
Other income (expense), net	28.7	1.4	30.7	31.3
Interest income, net	16.3	5.5	35.2	15.9
Loss before income taxes	(129.8)	(115.2)	(429.0)	(338.3)
Income tax expense	(0.1)	(0.1)	(0.3)	(0.4)
Net loss	$(129.9)	$(115.3)	$(429.3)	$(338.7)

Net loss per share, basic and diluted	$(0.20)	$(0.29)	$(0.72)	$(0.97)
Weighted-average shares outstanding, basic and diluted	660,887,146	397,521,078	593,934,716	350,787,818
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Comprehensive Loss
(In millions; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(129.9)	$(115.3)	$(429.3)	$(338.7)
Other comprehensive income (loss), net of tax
Unrealized loss on available-for-sale securities	(2.3)	—	(2.3)	—
Foreign currency translation adjustment	—	—	0.2	(0.1)
Comprehensive loss, net of tax	$(132.2)	$(115.3)	$(431.4)	$(338.8)
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In millions, except share data; unaudited)

	Common Stock				Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Class A		Class B			Accumulated Deficit		Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	503,777,464	$0.1	—	$—	$2,438.4	$(1,685.6)	$(0.3)	$752.6
Issuance of Class A common stock	1,906,161	—	—	—	16.7	—	—	16.7
Issuance of restricted stock units and restricted stock expense	4,544,253	—	—	—	1.9	—	—	1.9
Exercise of stock options	168,510	—	—	—	—	—	—	—
Issuance of warrants and warrant expense	—	—	—	—	0.8	—	—	0.8
Exercise of warrants	3,000	—	—	—	—	—	—	—
PIPE financing	2,982,089	—	—	—	9.6	—	—	9.6
Registered direct offering	35,500,000	—	—	—	289.5	—	—	289.5
Stock-based compensation	—	—	—	—	33.5	—	—	33.5
Net loss	—	—	—	—	—	(93.4)	—	(93.4)
Other comprehensive income	—	—	—	—	—	—	0.1	0.1
Balance as of March 31, 2025	548,881,477	$0.1	—	$—	$2,790.4	$(1,779.0)	$(0.2)	$1,011.3
Issuance of Class A common stock	2,425,223	—	—	—	23.5	—	—	23.5
Issuance of restricted stock units and restricted stock expense	3,613,804	—	—	—	0.5	—	—	0.5
Exercise of stock options	97,967	—	—	—	—	—	—	—
Issuance of warrants and warrant expense	—	—	—	—	0.8	—	—	0.8
Common stock issued under employee stock purchase plan	618,173	—	—	—	3.9	—	—	3.9
Registered direct offering	85,000,000	—	—	—	816.8	—	—	816.8
Stock-based compensation	—	—	—	—	30.0	—	—	30.0
Net loss	—	—	—	—	—	(206.0)	—	(206.0)
Other comprehensive income	—	—	—	—	—	—	0.1	0.1
Balance as of June 30, 2025	640,636,644	$0.1	—	$—	$3,665.9	$(1,985.0)	$(0.1)	$1,680.9

	Common Stock				Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Class A		Class B			Accumulated Deficit		Total
	Shares	Amount	Shares	Amount
Issuance of Class A common stock	2,793,225	—	—	—	26.6	—	—	26.6
Issuance of restricted stock units and restricted stock expense	3,819,435	—	—	—	—	—	—	—
Exercise of stock options	68,990	—	—	—	—	—	—	—
Issuance of warrants and warrant expense	—	—	—	—	0.8	—	—	0.8
Exercise of warrants	57,050	—	—	—	—	—	—	—
Common stock issued under at-the-market program	3,921,875	—	—	—	46.4	—	—	46.4
Stock-based compensation	—	—	—	—	31.8	—	—	31.8
Net loss	—	—	—	—	—	(129.9)	—	(129.9)
Other comprehensive loss	—	—	—	—	—	—	(2.3)	(2.3)
Balance as of September 30, 2025	651,297,219	$0.1	—	$—	$3,771.5	$(2,114.9)	$(2.4)	$1,654.3
See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In millions, except share data; unaudited)

	Common Stock				Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Class A		Class B			Accumulated Deficit		Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	265,617,341	$—	38,165,615	$—	$1,515.9	$(1,148.8)	$—	$367.1
Conversion of Class B common stock to Class A common stock	200,000	—	(200,000)	—	—	—	—	—
Issuance of restricted stock units and restricted stock expense	4,873,123	—	—	—	34.0	—	—	34.0
Exercise of stock options	186,529	—	66,760	—	—	—	—	—
Issuance of warrants and warrant expense	—	—	—	—	48.9	—	—	48.9
Exercise of warrants	4,503,845	—	—	—	—	—	—	—
Common stock issued under at-the-market program	6,569,896	—	—	—	33.9	—	—	33.9
Stock-based compensation	—	—	—	—	11.8	—	—	11.8
Net loss	—	—	—	—	—	(116.5)	—	(116.5)
Balance as of March 31, 2024	281,950,734	$—	38,032,375	$—	$1,644.5	$(1,265.3)	$—	$379.2
Conversion of Class B common stock to Class A common stock	882,379	—	(882,379)	—	—	—	—	—
Issuance of restricted stock units and restricted stock expense	3,189,570	—	—	—	6.5	—	—	6.5
Exercise of stock options	262,900	—	66,760	—	—	—	—	—
Issuance of warrants and warrant expense	—	—	—	—	2.0	—	—	2.0
Common stock issued under employee stock purchase plan	812,544	—	—	—	2.3	—	—	2.3
Common stock issued under at-the-market program	11,473,037	—	—	—	39.1	—	—	39.1
Stock-based compensation	—	—	—	—	11.9	—	—	11.9
Net loss	—	—	—	—	—	(106.9)	—	(106.9)
Other comprehensive loss	—	—	—	—	—	—	(0.1)	(0.1)
Balance as of June 30, 2024	298,571,164	$—	37,216,756	$—	$1,706.3	$(1,372.2)	$(0.1)	$334.0

	Common Stock				Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Class A		Class B			Accumulated Deficit		Total
	Shares	Amount	Shares	Amount
Conversion of Class B common stock to Class A common stock	1,261,544	—	(1,261,544)	—	—	—	—	—
Issuance of Class A common stock	1,380,520	—	—	—	4.7	—	—	4.7
Issuance of restricted stock units and restricted stock expense	2,694,470	—	5,002,306	—	4.1	—	—	4.1
Exercise of stock options	127,054	—	66,760	—	—	—	—	—
Issuance of warrants and warrant expense	—	—		—	2.2	—	—	2.2
Exercise of warrants	8,647,381	—		—	—	—	—	—
Common stock issued under stock purchase agreement	17,401,153	—		—	53.5	—	—	53.5
Common stock issued under at-the-market program	4,420,400	—		—	13.7	—	—	13.7
PIPE financing	49,283,582	—		—	158.0	—	—	158.0
Stock-based compensation	—	—		—	12.8	—	—	12.8
Net loss	—	—		—	—	(115.3)	—	(115.3)
Balance as of September 30, 2024	383,787,268	$—	41,024,278	$—	$1,955.3	$(1,487.5)	$(0.1)	$467.7

See accompanying notes to consolidated condensed financial statements.

Archer Aviation Inc.
Consolidated Condensed Statements of Cash Flows
(In millions; unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(429.3)	$(338.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	14.0	8.2
Debt discount and issuance cost amortization	0.1	—
Stock-based compensation	134.6	84.9
Change in fair value of warrant liabilities	(30.8)	(30.3)
Gain on issuance of common stock	—	(1.5)
Non-cash lease expense	3.0	2.2
Research and development warrant expense	2.4	6.1
General and administrative warrant expense	—	0.2
Technology and dispute resolution agreements expense	—	5.6
Changes in operating assets and liabilities:
Prepaid expenses	1.6	(2.0)
Other current assets	(8.1)	(2.8)
Other long-term assets	(2.8)	(1.9)
Accounts payable	5.9	1.6
Accrued expenses and other current liabilities	11.3	5.8
Operating lease right-of-use assets and lease liabilities, net	(3.8)	(2.3)
Other long-term liabilities	(1.7)	0.7
Net cash used in operating activities	(303.6)	(264.2)
Cash flows from investing activities
Purchase of short-term investments	(1,048.1)	—
Purchase of property and equipment	(49.2)	(57.8)
Acquisition of intangible assets	(5.3)	—
Net cash used in investing activities	(1,102.6)	(57.8)
Cash flows from financing activities
Proceeds from issuance of debt	—	57.5
Payment of debt issuance costs	—	(0.6)
Proceeds from PIPE financing	10.0	165.1
Proceeds from registered direct offering	1,151.8	—
Proceeds from shares issued under at-the-market program	46.3	87.0
Payment of offering costs in connection with financing activities	(44.2)	(7.4)
Proceeds from shares issued under employee stock purchase plan	3.8	2.3
Proceeds from issuance of common stock	—	55.0
Net cash provided by financing activities	1,167.7	358.9
Net (decrease) increase in cash, cash equivalents, and restricted cash	(238.5)	36.9
Cash, cash equivalents, and restricted cash, beginning of period	841.3	471.5
Cash, cash equivalents, and restricted cash, end of period	$602.8	$508.4

Supplemental Cash Flow Information:
Cash paid for interest	$3.1	$1.4

	Nine Months Ended September 30,
	2025	2024
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$9.7	$15.4
Offering costs in connection with financing activities through issuance of common stock	$1.7	$—
Purchases of property and equipment in common stock	$2.2	$—
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
Note 2 - Liquidity and Going Concern
Since the Company’s formation, the Company has devoted substantial effort and capital resources to the design and development of its planned aircraft, UAM network and business lines. Funding of these activities has primarily been through the net proceeds received from the issuance of related and third-party debt (Note 6 - Notes Payable), and the sale of preferred and common stock to related and third parties (Note 8 - Preferred and Common Stock). Through September 30, 2025, the Company has incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $2,114.9 million. As of September 30, 2025, the Company had cash and cash equivalents of $595.5 million and short-term investments in marketable securities of $1,045.8 million, which management believes will be sufficient to fund the Company’s current operating plan for at least the next 12 months from the date these consolidated condensed financial statements were issued.
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
Cash, Cash Equivalents, and Restricted Cash
Cash consists of cash on deposit with financial institutions. Cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of three months or less from the date of purchase. As of September 30, 2025 and December 31, 2024, the Company’s cash and cash equivalents included money market funds and U.S. Treasury securities with original maturities of less than three months from the date of purchase of $462.1 million and $729.9 million, respectively.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated condensed balance sheets that sum to amounts reported on the consolidated condensed statements of cash flows (in millions):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$595.5	$834.5
Restricted cash	7.3	6.8
Total cash, cash equivalents, and restricted cash	$602.8	$841.3
Short-Term Investments
The Company has short-term investments in marketable securities, including U.S. Treasury securities and corporate debt securities. The Company classifies its marketable securities as available-for-sale at the time of purchase and reevaluates such classification at each balance sheet date. These marketable securities are carried at fair value, and unrealized gains and losses are recorded in other comprehensive loss in the consolidated statements of comprehensive loss, which is reflected as a component of stockholders’ equity. These marketable securities are assessed as to whether those with unrealized loss positions are other than temporarily impaired. The Company considers impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely the securities will be sold before the recovery of their cost basis. If the impairment is deemed other than temporary, the security is written down to its fair value and a loss is recognized in other income (expense), net. Realized gains and losses from the sale of marketable securities and from declines in value deemed to be other than temporary are determined based on the specific identification method and recognized in other income (expense), net in the consolidated statements of operations.
Fair Value Measurements

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
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
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in millions):

	As of September 30, 2025
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$412.1	$—	$—	$412.1
U.S. Treasury securities	$50.0	$—	$—	$50.0
Short-term investments:
U.S. Treasury securities	$803.4	$—	$—	$803.4
Corporate debt securities	$—	$242.4	$—	$242.4

Liabilities:
Warrant liability – public warrants	$38.1	$—	$—	$38.1
Warrant liability – private placement warrants	$—	$—	$20.5	$20.5

	As of December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$729.9	$—	$—	$729.9

Liabilities:
Warrant liability – public warrants	$56.0	$—	$—	$56.0
Warrant liability – private placement warrants	$—	$—	$33.4	$33.4
Cash Equivalents

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
The Company classifies its money market funds as Level 1 because they are valued based on quoted market prices in active markets.
Short-Term Investments
The Company’s short-term investments consist of high quality investment grade marketable securities and are classified as available-for-sale. The Company classifies its investments in U.S. Treasury securities as Level 1 because they are valued using quoted market prices in active markets. The Company classifies its investments in corporate debt securities as Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.
The following table presents a summary of the Company’s cash equivalents and short-term investments as of September 30, 2025 and December 31, 2024 (in millions):

	As of September 30, 2025
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$412.1	$—	$—	$412.1
U.S. Treasury securities	$50.0	$—	$—	$50.0
Short-term investments:
U.S. Treasury securities	$805.0	$—	$(1.6)	$803.4
Corporate debt securities	$243.1	$—	$(0.7)	$242.4
Total	$1,510.2	$—	$(2.3)	$1,507.9

	As of December 31, 2024
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$729.9	$—	$—	$729.9
Total	$729.9	$—	$—	$729.9
The unrealized losses related to the Company’s short-term investments were primarily due to changes in interest rates and not due to increased credit risk or other valuation concerns. The Company had no other-than-temporary impairments for the three and nine months ended September 30, 2025.
Public Warrants
The measurement of the public warrants as of September 30, 2025 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “ACHR WS”. The quoted price of the public warrants was $2.19 and $3.22 per warrant as of September 30, 2025 and December 31, 2024, respectively.
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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
The key inputs into the Monte Carlo simulation model for the private placement warrants are as follows:

Input	September 30, 2025	December 31, 2024
Stock price	$9.58	$9.75
Strike price	$11.50	$11.50
Term (in years)	1.0	1.7
Risk-free rate	3.7%	4.2%
Volatility	83.1%	92.1%
Dividend yield	0.0%	0.0%
The following table presents the change in fair value of the Company’s Level 3 private placement warrants during the nine months ended September 30, 2025 (in millions):

Balance as of December 31, 2024	$33.4
Change in fair value	(12.9)
Balance as of September 30, 2025	$20.5
In connection with the change in fair value of the Company’s private placement warrants, the Company recognized a gain of $10.9 million and a gain of $12.9 million within other income (expense), net in the consolidated condensed statements of operations during the three and nine months ended September 30, 2025, respectively. The Company recognized a loss of $0.2 million and a gain of $11.2 million within other income (expense), net in the consolidated condensed statements of operations during the three and nine months ended September 30, 2024, respectively. Refer to Note 11 - Warrants for additional information about the private placement warrants.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Certain financial instruments, including debt, are not measured at fair value on a recurring basis in the consolidated condensed balance sheets. The fair value of debt as of September 30, 2025 approximates its carrying value (Level 2). Refer to Note 6 - Notes Payable for additional information.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Certain assets and liabilities are subject to measurement at fair value on a non-recurring basis if there are indicators of impairment or if they are deemed to be impaired as a result of an impairment review.
Intangible Assets, Net
Intangible assets consist of domain names and acquired patents, and are recorded at cost, net of accumulated amortization, and if applicable, impairment charges. The intangible assets are amortized over their useful lives ranging from 10 to 15 years on a straight-line basis or based on the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has analyzed a variety of factors to determine if any circumstance could trigger an impairment loss, and, at this time and based on the information presently known, no event has occurred and indicated that it is more likely than not that an impairment loss has been incurred. Therefore, the Company did not record any impairment charges for its intangible assets for the three and nine months ended September 30, 2025 and 2024.
As of September 30, 2025 and December 31, 2024, the net carrying amounts for intangible assets were $5.3 million and $0.3 million, respectively, and were recorded in the Company’s consolidated condensed balance sheets.
Cloud Computing Arrangements
The Company capitalizes certain implementation costs incurred in the application development stage of projects related to its cloud computing arrangements that are service contracts. Capitalized implementation costs are recognized in other long-term assets in the consolidated condensed balance sheets and amortized on a straight-line basis over the fixed, noncancellable term of

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
the associated hosting arrangement plus any reasonably certain renewal periods. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. As of September 30, 2025 and December 31, 2024, the net carrying amounts of the Company’s capitalized cloud computing implementation costs were $5.9 million as of each date.
Contract Liabilities
The Company records contract liabilities related to differences between the timing of cash receipts from a customer and the recognition of revenue under the applicable contracts. Contract liabilities consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Current portion of contract liabilities	$2.2	$0.9
Contract liabilities, net of current portion	10.0	11.8
Total	$12.2	$12.7

Current portion of contract liabilities is recorded in accrued expenses and other current liabilities and contract liabilities, net of current portion is recorded in other long-term liabilities in the Company’s consolidated condensed balance sheets. As of September 30, 2025 and December 31, 2024, the Company’s contract liabilities primarily consisted of a $10.0 million pre-delivery payment received from United under the terms of the Amended United Purchase Agreement (defined below) (refer to Note 9 - Stock-Based Compensation), and installment payments received under a contract order with the United States Air Force (the “USAF”) for the design, development, and ground test of the Company’s production aircraft, Midnight, of $0.0 million and $1.8 million, respectively. In July 2025, as part of the expansion and amendment of its contract with the USAF, certain performance obligations under the contract were modified, resulting in the reclassification of the related $3.3 million contract liability to a research and development contra-expense during the quarter ended September 30, 2025. No revenues were recognized during the three and nine months ended September 30, 2025 and 2024.
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
Because the Company reported net losses for all periods presented, diluted loss per share is the same as basic loss per share.
The following table presents the number of antidilutive shares excluded from the calculation of diluted net loss per share:

	Three and Nine Months Ended September 30,
	2025	2024
Options to purchase common stock	1,704,679	2,340,360
Unvested restricted stock units	35,431,441	30,237,565
Warrants	33,596,109	38,362,859
Shares issuable under the Employee Stock Purchase Plan (Note 9)	562,069	1,185,021
Total	71,294,298	72,125,805
Segments
The following table presents significant expenses provided to the Chief Operating Decision Maker (in millions):

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses
Depreciation and amortization expense	$5.1	$3.3	$14.0	$8.2
Research and development warrant expense	$0.8	$2.0	$2.4	$6.1
Stock-based compensation	$52.8	$21.4	$134.6	$84.9
Technology and dispute resolution agreements expense	$—	$1.7	$—	$12.0
Other research and development expense	$89.3	$73.9	$272.2	$215.6
Other general and administrative expense	26.8	19.8	71.7	58.7
Total operating expenses	174.8	122.1	494.9	385.5
Loss from operations	(174.8)	(122.1)	(494.9)	(385.5)
Other income (expense), net	28.7	1.4	30.7	31.3
Interest income, net	16.3	5.5	35.2	15.9
Loss before income taxes	(129.8)	(115.2)	(429.0)	(338.3)
Income tax expense	(0.1)	(0.1)	(0.3)	(0.4)
Net loss	$(129.9)	$(115.3)	$(429.3)	$(338.7)
Comprehensive Loss
Comprehensive loss includes all changes in equity during the period from non-owner sources. The Company’s comprehensive loss consists of its net loss and foreign currency translation adjustment.
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which eliminated the use of software project development stages to align with modern software development methods. Under the ASU, software capitalization for internal-use software will begin when (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform its intended function. The update is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The update can be applied either (1) retrospectively, (2) prospectively, or (3) on a modified prospective basis. The Company is currently evaluating the impact of ASU 2025-06 on its disclosures within its consolidated financial statements.
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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Note 4 - Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Building	$67.8	$64.4
Equipment	44.4	25.6
Computer hardware and software	9.4	7.7
Leasehold improvements	39.8	34.2
Construction in progress	37.0	13.3
Total property and equipment	198.4	145.2
Less: Accumulated depreciation	(30.6)	(18.4)
Total property and equipment, net	$167.8	$126.8
The following table presents depreciation expense included in each respective expense category in the consolidated condensed statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$4.3	$2.7	$12.0	$6.8
General and administrative	0.1	0.1	0.3	0.4
Total depreciation expense	$4.4	$2.8	$12.3	$7.2
Note 5 - Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Accrued engineering services, parts and materials	$14.7	$12.5
Accrued employee costs	23.8	22.2
Accrued professional services	13.2	6.5
Current portion of contract liabilities	2.2	0.9
Other current liabilities	10.0	10.7
Total	$63.9	$52.8
Note 6 - Notes Payable
Notes payable consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Synovus Bank Loan	$65.0	$65.0
Loan unamortized discount and loan issuance costs	(0.9)	(1.0)
Total debt, net of discount and loan issuance costs	64.1	64.0
Less current portion, net of discount and loan issuance costs	—	—
Total long-term notes payable, net of discount and loan issuance costs	$64.1	$64.0
On October 5, 2023, the Company entered into a credit agreement (the “Credit Agreement”) with Synovus Bank, as administrative agent and lender, and the additional lenders (the “Lenders”) from time to time, in an aggregate principal amount

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
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
The Company’s obligations under the Credit Agreement are secured by funds in a collateral account and the Credit Agreement is guaranteed by the Company’s domestic subsidiaries. The Company may prepay with certain premium that links to the passage of time, and in certain circumstances would be required to prepay the Loan under the Credit Agreement without payment of a premium. The Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, and customary events of default. As of September 30, 2025, the Company was in compliance with all the covenants of the Credit Agreement.
The Company has drawn down the full $65.0 million of the Loan as of September 30, 2025. The effective interest rate for the draw downs ranged from 6.4% to 6.9% and 6.7% to 7.2% as of September 30, 2025 and December 31, 2024, respectively. During the three and nine months ended September 30, 2025, the Company recognized interest expense of $1.1 million and $3.2 million, respectively, including an immaterial amount related to the amortization of issuance costs within interest income, net in the consolidated condensed statements of operations. During the three and nine months ended September 30, 2024, the Company recognized interest of $0.0 million and $0.1 million, respectively, within interest income, net in the consolidated condensed statements of operations. The carrying value of the Loan, net of unamortized issuance costs of $0.9 million, was $64.1 million as of September 30, 2025.
The future scheduled principal maturities of the Loan as of September 30, 2025 are as follows (in millions):

Remaining 2025	$—
2026	0.4
2027	2.6
2028	2.6
2029	2.6
Thereafter	56.8
$65.0
Note 7 - Commitments and Contingencies
Operating Leases
The Company leases office, lab, hangar, and storage facilities under various operating lease agreements with lease periods expiring between 2025 and 2030 and generally containing periodic rent increases and various renewal and termination options.

The Company’s lease costs were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$1.9	$1.4	$4.8	$3.7
Short-term lease cost	0.3	0.1	0.7	0.3
Total lease cost	$2.2	$1.5	$5.5	$4.0

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
The Company’s weighted-average remaining lease term and discount rate as of September 30, 2025 and 2024 were as follows:

	2025	2024
Weighted-average remaining lease term (in months)	50	51
Weighted-average discount rate	14.7%	14.8%
The minimum aggregate future obligations under the Company’s non-cancelable operating leases as of September 30, 2025 were as follows (in millions):

Remaining 2025	$2.5
2026	11.6
2027	9.3
2028	8.4
2029	7.7
Thereafter	6.4
Total future lease payments	45.9
Less: leasehold improvement allowance	(9.3)
Total net future lease payments	36.6
Less: imputed interest	(12.1)
Present value of future lease payments	$24.5
Supplemental cash flow information and non-cash activities related to right-of-use assets and lease liabilities were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating cash outflows from operating leases	$2.2	$1.0	$5.4	$3.6
Operating lease liabilities from obtaining right-of-use assets	$8.5	$0.1	$13.1	$0.5
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
Letters of Credit
As of September 30, 2025, the Company had standby letters of credit in the aggregate outstanding amount of $6.3 million, secured with restricted cash.
Litigation
During the ordinary course of the business, the Company may be subject to legal proceedings, various claims, and litigation. Such proceedings can be costly, time consuming, and unpredictable, and therefore, no assurance can be given that the final outcome of such proceedings will not materially impact the Company’s financial condition or results of operations.
Delaware Class Action Litigation

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
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
All defendants filed motions to dismiss the complaint. In response to such motions to dismiss, the plaintiffs voluntarily dismissed their claims against two Atlas directors. Oral argument on the remaining defendants’ motions to dismiss was held on April 17, 2025 and the Court issued a bench ruling on July 21, 2025, granting in part and denying in part the motions to dismiss. The Court dismissed all claims asserted against certain defendants, including among others, the Company’s co-founders, an Atlas director, Legacy Archer, Moelis & Company Group LP and Moelis & Company LLC. The Court also addressed the sufficiency of the plaintiffs’ allegations concerning the pre-merger disclosures that underlie the plaintiffs’ fiduciary duty and unjust enrichment claims, ruling that certain allegations were not adequately pleaded, thereby narrowing the scope of the fiduciary duty and unjust enrichment claims against the remaining defendants, which the Company believes that it has substantial defenses against. Trial is scheduled to begin on May 17, 2027.
Note 8 - Preferred and Common Stock
Preferred Stock
As of September 30, 2025, no shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.
Voting
Holders of the Company’s Class A common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.
Dividends
Holders of Class A common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s Board of Directors in its discretion out of funds legally available therefor. No dividends on common stock have been declared by the Company’s Board of Directors through September 30, 2025, and the Company does not expect to pay dividends in the foreseeable future.
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
At-The-Market Program
In November 2024, the Company filed a shelf registration statement on Form S-3ASR with the SEC and a related prospectus for the sale under a Controlled Equity OfferingSM Sales Agreement (the “ATM Sales Agreement”) of shares of its Class A common stock, having an aggregate value of up to $70.0 million (the “ATM Program”). The Company pays the placement agent a commission rate of up to 3.0% of the gross proceeds from any shares of Class A common stock sold through the ATM Sales Agreement. The ATM Program was fully utilized in July 2025. During both the three and nine months ended September 30, 2025, the Company sold 3,921,875 shares of Class A common stock under the ATM Program for net proceeds of $46.3 million.
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

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
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
Annual Equity Awards
Subject to the achievement of certain performance goals established by the Company from time to time, the Company’s employees are eligible to receive an annual incentive bonus that will entitle them to an annual grant of restricted stock units (“RSUs”) that are fully vested on the date of grant. Furthermore, all annual equity awards are contingent and issued only upon approval by the Company’s Board of Directors or the Compensation Committee. During the three and nine months ended September 30, 2025, the Company recognized stock-based compensation expense of $5.3 million and $14.3 million, respectively, related to these annual equity awards. During the three and nine months ended September 30, 2024, the Company recognized stock-based compensation expense of $4.2 million and $12.0 million, respectively, related to these annual equity awards.
Stock Options
A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2025	2,118,011	$0.13	5.8	$20.4
Exercised	(335,467)	0.11		3.0
Expired/forfeited	(77,865)	0.15
Outstanding as of September 30, 2025	1,704,679	0.14	5.1	16.1

Exercisable as of September 30, 2025	1,597,188	$0.14	5.1	$15.1
Vested and expected to vest as of September 30, 2025	1,704,679	0.14	5.1	16.1
The Company recognized stock-based compensation expense of $0.6 million and $1.7 million for stock options for the three and nine months ended September 30, 2025, respectively. The Company recognized stock-based compensation expense of $0.6 million and $2.0 million for stock options for the three and nine months ended September 30, 2024, respectively.
As of September 30, 2025, the total remaining stock-based compensation expense for unvested stock options was $0.5 million, which is expected to be recognized over a weighted-average period of 0.1 years.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Restricted Stock Units
A summary of the Company’s RSU activity is as follows:

	Number of Shares	Weighted Average Grant Fair Value
Outstanding as of January 1, 2025	28,658,246	$5.02
Granted	20,986,735	9.01
Performance based adjustment (1)	190,844	6.39
Vested	(12,366,421)	5.91
Forfeited	(2,037,963)	6.10
Outstanding as of September 30, 2025	35,431,441	7.18
(1) Represents units adjusted for the vesting of the first tranche of PSUs (defined below) granted in 2024.
During the nine months ended September 30, 2025, the Company granted 1,897,941 RSUs under the Amended and Restated 2021 Plan, representing the annual equity awards for 2024. The RSUs were fully vested on the date of grant and settled in Class A common stock on a one-for-one basis. In addition, the Company granted 18,206,638 RSUs under the Amended and Restated 2021 Plan, which generally vest over a three-year period on a quarterly basis and remain subject to forfeiture if vesting conditions are not met. Upon vesting, RSUs are settled in Class A common stock on a one-for-one basis. The shares of Class A common stock underlying RSU grants are not issued and outstanding until the applicable vesting date.
During the nine months ended September 30, 2025, the Company granted 882,156 RSUs under the Amended and Restated 2021 Plan to certain executives, which vest over a three-year period with a payout based on the Company’s relative performance of total shareholder return (“TSR”) compared with the annualized TSR of certain peer companies for the service period (the “PSUs”). The award payout can range from 0.0% to 200.0% of the initial grant, and is measured on each anniversary of the grant date. Upon vesting, the PSUs are settled in Class A common stock on a one-for-one basis. If an executive’s employment ends due to disability, death, termination without cause or resignation for good reason, the executive (or beneficiary) remains eligible under the award and, if the award is earned, will receive a proration of PSUs based on active employment during the annual service periods. In all other cases, the award will not vest and all rights to the PSUs will terminate.
The Company determined the fair value of the PSUs using a Monte Carlo simulation model on the grant date. The Company will recognize compensation expense for the PSUs on a straight-line basis over the three-year performance period.
The following assumptions were used to estimate the fair value, using the Monte Carlo simulation, of the PSUs:

	February 17, 2025	July 26, 2025
Stock price	$10.35	$11.21
Term (in years)	3.0	3.0
Risk-free interest rate	4.2%	3.8%
Volatility	88.2%	87.2%
Dividend yield	0.0%	0.0%
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
One-quarter of each of the Founder Grants, totaling 10,004,612 shares of Class B common stock, vested immediately prior to the Closing Date pursuant to the terms and conditions of the Business Combination Agreement. On April 14, 2022, the vested 5,002,306 shares of Class B common stock of the Company’s former co-CEO were cancelled. On July 13, 2023, following the expiration of 15 months from the separation of the former co-CEO from the Company on April 13, 2022, the former officer’s unvested 15,006,918 shares of Class B common stock for the remaining three tranches were forfeited. The Company then reversed the previously recognized stock-compensation expense of $59.1 million associated with those shares. During the year ended December 31, 2024, the performance milestone for the second tranche of the outstanding Founder Grant, covering 5,002,306 shares of Class B common stock, was achieved. As of September 30, 2025, there were 10,004,612 RSUs outstanding, representing the remaining two tranches of the outstanding Founder Grant.
For the three and nine months ended September 30, 2025, the Company recorded $0.0 million and $2.6 million of stock-based compensation expense, respectively, for the remaining tranches of the outstanding Founder Grant in general and administrative expenses in the consolidated condensed statements of operations. For the three and nine months ended September 30, 2024, the Company recorded $4.1 million and $31.2 million of stock-based compensation expense, respectively, for the remaining tranches of the outstanding Founder Grant in general and administrative expenses in the consolidated condensed statements of operations.
For the three and nine months ended September 30, 2025, the Company recorded $30.0 million and $74.8 million of stock-based compensation expense, respectively, related to RSUs (excluding the Founder Grant). For the three and nine months ended September 30, 2024, the Company recorded $10.6 million and $34.9 million of stock-based compensation expense, respectively, related to RSUs (excluding the Founder Grant).
As of September 30, 2025, the total remaining stock-based compensation expense for unvested RSUs (including the remaining Founder Grant) was $203.2 million, which is expected to be recognized over a weighted-average period of 0.9 years.
Employee Stock Purchase Plan
In August 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately upon the closing of the Business Combination. The ESPP permits eligible employees to purchase shares of Class A common stock at a price equal to 85.0% of the lower of the fair market value of Class A common stock on the first day of an offering or on the date of purchase. Additionally, the number of shares of Class A common stock reserved for issuance under the ESPP will automatically increase on January 1st of each year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by the lesser of (i) 1.0% of the total number of shares of Class A common stock outstanding on December 31 of the preceding year; (ii) 9,938,118 shares of Class A common stock; or (iii) a lesser number of shares of Class A common stock determined by the Board of Directors prior to the date of the increase (the “ESPP Evergreen Provision”). The ESPP Evergreen Provision is calculated using the number of legally outstanding shares of common stock and includes shares, such as unvested shares pursuant to early exercised stock options, that are not considered outstanding for accounting purposes. In accordance therewith, the number of shares of Class A common stock reserved for issuance under the ESPP increased by

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
4,677,185 on January 1, 2025. As of September 30, 2025, the maximum number of shares authorized for issuance under the ESPP was 15,762,995, of which 12,192,194 shares remained available under the ESPP.
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
During the three and nine months ended September 30, 2025, the Company recognized stock-based compensation expense of $1.2 million and $3.2 million for the ESPP, respectively. During the three and nine months ended September 30, 2024, the Company recognized stock-based compensation expense of $0.6 million and $1.9 million for the ESPP, respectively.
As of September 30, 2025, the total remaining stock-based compensation expense was $0.9 million for the ESPP, which is expected to be recognized over the current six-month offering period until November 30, 2025.
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
During the three and nine months ended September 30, 2025, the Company issued 2,793,225 and 7,124,609 shares of Class A common stock to certain vendors to satisfy $26.8 million and $68.1 million of the Company’s current and/or future obligations to those vendors, respectively.
During the three and nine months ended September 30, 2025, the Company recognized stock-based compensation expense of $15.7 million and $38.0 million for the Vendor Share Issuances, respectively. During the three and nine months ended September 30, 2024, the Company recognized stock-based compensation expense of $1.4 million and $3.0 million for the Vendor Share Issuances, respectively.
The following table presents stock-based compensation expense included in each respective expense category in the consolidated condensed statements of operations (in millions):

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$26.2	$11.2	$60.1	$34.6
General and administrative	26.6	10.2	74.5	50.3
Total stock-based compensation expense	$52.8	$21.4	$134.6	$84.9
Note 10 - Income Taxes
The Company recognized foreign current income tax provision of $0.1 million and $0.2 million during the three and nine months ended September 30, 2025, respectively. The Company recognized foreign current income tax provision of $0.1 million and $0.4 million during the three and nine months ended September 30, 2024, respectively. The Company did not record any deferred income tax provision for the three and nine months ended September 30, 2025 and 2024. For the three and nine months ended September 30, 2025 and 2024, the provision for income taxes differed from the United States federal statutory rate primarily due to foreign taxes currently payable. The Company realized no benefit for the current year losses due to a full valuation allowance against the United States and foreign net deferred tax assets.
In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Based upon the analysis of federal and state deferred tax balances, future tax projections, and the Company’s lack of taxable income in the carryback period, the Company did not believe it is more-likely-than-not that the net deferred tax assets will be realizable. Accordingly, the Company had provided a full valuation allowance against the entire domestic and the majority of the foreign net deferred tax assets as of September 30, 2025 and December 31, 2024. The Company intends to maintain the full valuation allowance against the United States net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. The Company continues to evaluate the impact the new legislation will have on the consolidated financial statements. While the Company is still assessing the impacts of the OBBBA, it does not expect any meaningful impact to its income tax provision given its full valuation allowance.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Note 11 - Warrants
Equity Classified Warrants
A summary of the Company’s warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2025	20,753,630	$0.01	3.5	$202.1
Issued	314,760	0.01		3.0
Exercised	(57,050)	0.01		0.5
Outstanding as of September 30, 2025	21,011,340	0.01	2.8	198.1

Vested and exercisable as of September 30, 2025	12,811,178	$0.01	1.9	$122.6
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
The Company accounts for the Amended United Purchase Agreement and the United Collaboration Agreement under ASC 606, Revenue from Contracts with Customers. The Company identified the sale of each aircraft ordered by United as a separate performance obligation in the contract. As the performance obligations have not been satisfied, the Company has not recognized any revenue as of September 30, 2025.
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
There was no other warrant expense recognized for the three and nine months ended September 30, 2025 and 2024.
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
As the Company is currently in pre-revenue stage and is not generating any revenue from the Stellantis Collaboration Agreement, all costs incurred with third parties are recorded based on the nature of the costs incurred. The Company accounts for the warrant in accordance with the provisions of ASC 718. The grant date fair value of each warrant was determined to be $1.93, which was the closing price of the Company’s Class A common stock on January 3, 2023. For each tranche of the

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
warrant, the Company will recognize compensation costs as the related services are received from Stellantis on a straight-line basis over the associated service period. During the three and nine months ended September 30, 2025, the Company recorded $0.8 million and $2.4 million of research and development expense, respectively, in the consolidated condensed statements of operations in connection with the Stellantis Collaboration Agreement. During the three and nine months ended September 30, 2024, the Company recorded $2.0 million and $6.1 million of research and development expense, respectively, in the consolidated condensed statements of operations in connection with the Stellantis Collaboration Agreement.
During the nine months ended September 30, 2025, FCA US LLC (“FCA”), a wholly-owned subsidiary of Stellantis, transferred its fully vested warrant to purchase 1,671,202 shares of the Company’s Class A common stock at an exercise price of $0.01 per share to Stellantis.
Liability Classified Warrants
As of September 30, 2025, there were 17,395,947 public warrants outstanding. Public warrants may only be exercised for a whole number of shares. No fractional shares are issued upon exercise of the public warrants. The public warrants became exercisable on October 30, 2021, 12 months after the closing of the initial public offering of Atlas, the predecessor of Archer. The public warrants will expire five years from the consummation of the Business Combination or earlier upon redemption or liquidation.
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
As of September 30, 2025, there were 8,000,000 private placement warrants outstanding. The private placement warrants are identical to the public warrants underlying the shares sold in the initial public offering of Atlas, except that the private placement warrants and the shares of Class A common stock issuable upon the exercise of the private placement warrants became transferable, assignable, and salable on October 16, 2021, 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.
During the three and nine months ended September 30, 2025, the Company recognized a gain of $29.1 million and a gain of $30.8 million, respectively, within other income (expense), net in the consolidated condensed statements of operations for the change in fair value of the Company’s liability classified warrants. During the three and nine months ended September 30, 2024, the Company recognized a gain of $0.0 million and a gain of $30.3 million, respectively, within other income (expense), net in the consolidated condensed statements of operations for the change in fair value of the Company’s liability classified warrants.

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
Note 12 - Related Party Transactions
In August 2025, Neon Aero Inc. and its subsidiaries (together “Neon Group”) became related parties of the Company due to the Company’s Chief Executive Officer’s ownership interest and position as a director of Neon Aero Inc. As of September 30, 2025, $1.9 million was payable to Neon Group. The total purchases of goods and services from Neon Group during the three months ended September 30, 2025 was $2.8 million.
Note 13 - Subsequent Events
Lilium Patent Portfolio Acquisition
On October 15, 2025, the Company won the competitive bid process to acquire certain advanced air mobility patent assets from Lilium GmbH for approximately $21.0 million, including patents relating to key innovations in high-voltage systems, battery management, advanced aircraft design, and electric engines.

November 2025 Registered Direct Offering

On November 6, 2025, the Company entered into a securities purchase agreement with certain investors, providing for the issuance of 81,250,000 shares of Class A common stock of the Company for gross proceeds of approximately $650.0 million. The registered direct offering is expected to close on or about November 10, 2025, subject to customary closing conditions.

Hawthorne Airport Acquisition

On November 5, 2025, the Company entered into a series of definitive agreements (the “Hawthorne Agreements”) with Hawthorne Airport, LLC (“HAL”), 395 Park Place, LLC (“395”) and Advanced Air, LLC (“Advanced Air”, and collectively with HAL and 395, referred to herein collectively as the “Sellers”), pursuant to which the Company shall acquire: (i) the master lease agreement between HAL and the City of Hawthorne covering the lease of the Hawthorne Airport in Los Angeles (the “Master Lease”); (ii) certain subleases held by HAL with third parties and 395; and (iii) certain subleases held by 395 with third parties for $126.0 million in cash. The Company also received (x) an option to purchase seventy-five per cent (75.0%) of the fixed based operator business operating at the Hawthorne Airport from Advanced Air prior to December 31, 2026 for $25.0 million; and (y) rights to have 395 Park Place develop additional hangar space at the Hawthorne Airport on Company’s behalf for $20.4 million with payments to be made in installments based on construction progress. Items (i) through (iii), (x) and (y) are collectively referred to herein as the “Hawthorne Airport Acquisition”. The transactions contemplated in items (i) through (iii) of the Hawthorne Airport Acquisition (the “Hawthorne Airport Acquisition Initial Closing”) are expected to close by the end of 2025. The Hawthorne Airport Acquisition Agreements contain customary termination rights for the Company and Sellers, including that the Hawthorne Airport Acquisition Initial Closing may be terminated by either party if it is not consummated by December 30, 2025.

Upon the Hawthorne Airport Acquisition Initial Closing, the Company shall assume all of the Sellers’ rights and obligations under the Leases. The Leases pertain to the operation and occupancy of certain existing infrastructure located at the Airport. In connection with the Hawthorne Airport Acquisition, certain Seller employees will provide certain transition services to the Company following the closing to facilitate the orderly transfer of purchased assets to the Company.

In connection therewith, the Company has agreed to assume Seller’s outstanding loan with a principal amount of approximately $16.0 million that currently bears interest at a rate of 6.3% per annum and has an initial term that matures in April 2030 with an option to extend the maturity for five years to 2035 at an adjusted interest rate equal to the five-year treasury rate plus 2.7% (the “Loan”). The loan agreement to be assumed by the Company setting forth the terms of the Hawthorne Bank Loan contains provisions, representations, warranties, covenants and indemnities that are customary and standard for secured debt on a commercial property. Additionally, pursuant to the Hawthorne Airport Acquisition Initial Closing, certain Seller employees and 395 will be entitled to receive an aggregate of $21.4 million in earn-out shares of the Company’s Class A Common Stock that will become earned and issuable upon achievement of certain designated performance milestones intended to be achieved in the three years following the closing.

Each party’s obligation to consummate the transactions contemplated hereunder are subject to the satisfaction of certain agreed-upon closing conditions, including: (a) the receipt of certain consents, estoppels, approvals or waivers, including an approval from the City of Hawthorne for the transfer of the Master Lease, (b) the accuracy of the other party’s representations and warranties, (c) the other party’s compliance with its covenants contained in the transaction agreements, (d) delivery of

Archer Aviation Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)
customary officer’s and secretary’s certificates and (e) the absence of any order or law making any document contemplated by the transaction illegal or otherwise restraining or prohibiting the consummation of the transaction. The Hawthorne Airport Acquisition is not subject to any financing or similar condition.

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
Our first planned production aircraft, Midnight, is an electric vertical take-off and landing (“eVTOL”) aircraft. Our aircraft production capabilities span our high-volume manufacturing facility in Covington, Georgia and our lower rate manufacturing facilities in California. Across these facilities, we are building Midnight aircraft for among other things, use in company testing and certification in the U.S. and United Arab Emirates (“UAE”).
We are working to commercialize our Midnight aircraft in parallel with our aircraft development, testing and certification efforts, by beginning to generate revenue from our testing, demonstration related services and activities. The primary intended use case for our Midnight aircraft is as an air taxi intended to be used in major cities around the world as an alternative to congested highways. To do so, we are working with aviation authorities, countries, cities, and strategic partners in these locations to obtain certification of our Midnight aircraft and to build out urban air mobility (“UAM”) networks that will utilize our Midnight aircraft in their commercial operations. We have initiated our first commercial deployment of aircraft in Abu Dhabi, UAE under our Launch Edition program as more fully described below, which includes test and demonstration flights, as well as working with regulators, local operators, and infrastructure partners, to chart a regulatory pathway for the launch of our planned air taxi services, pilot recruitment and training, and infrastructure electrification.
In the U.S., if selected to participate, we plan to design and demonstrate trial aircraft operations under the White House eVTOL Integration Pilot Program (“eIPP”) announced in June 2025. The eIPP is designed to establish pre-certification operating environments for air taxis in participating localities. We expect to work with partners in these early adopter markets and markets that we designate to be critical hubs for our UAM operations, such as Southern California, which we expect to include building out vertiport and charging infrastructure, as well as designing and developing products and services to meet the needs of our customers and partners. Furthermore, as the Official Air-Taxi Provider of the LA28 Olympic Games and Team USA, we intend to build and operate our aircraft across a Los Angeles-based UAM network, with the goal of offering convenient access to key locations and events across the metropolitan area.
We also continue to advance the development of our dual-use, hybrid, vertical take-off and landing (“VTOL”), autonomous aircraft. We have entered into a strategic partnership with Anduril Industries Inc. (“Anduril”) to jointly develop this next-generation aircraft, which they plan to use for defense applications. To further support our defense program, we recently acquired a patent portfolio and hired critical employees from Overair and acquired key composite manufacturing assets and a composite manufacturing facility from Mission Critical Composites.
Lastly, we continue to develop AI-based technologies to support this future of advanced aviation our aircraft are intended to operate in.
In support of all this, we have recently made several strategic acquisitions to acquire certain intellectual property, manufacturing and other assets that we believe will help accelerate our path to commercialization and planned future operations. For example, in October 2025, we won the competitive bid process to acquire certain advanced air mobility patent assets of Lilium GmbH. As further described below, we have entered into a series of definitive agreements to acquire control of Hawthorne Airport and certain of the infrastructure there. We plan to utilize Hawthorne Airport as our operational hub for our air taxis in Los Angeles and as a testbed and showcase for the AI-based advanced aviation technologies we are developing. We also intend to acquire a controlling stake in the fixed-business operator service at Hawthorne Airport, enabling the creation of a vertically integrated platform that combines fuel, aircraft handling and UAM operations.

Our Planned Lines of Business
By maintaining an innovative and disciplined approach to new product and service development, manufacturing, and commercialization we believe that we can develop advanced aviation technologies and solutions that can service a broad range of industries and use cases. We intend to operate in the following areas:

•Commercial: This is planned to consist of the sale of our commercial aircraft globally, such as Midnight, to aircraft operators as well as technologies and services related thereto. Through our Launch Edition program, we are offering aircraft, services and technologies to governments and customers to support the commercialization of our Midnight aircraft in markets outside the U.S. Through this program, we anticipate that we will provide services related to certification, testing, pilot training, demonstration flights, market survey and early trial operations, and maintenance and repair. For example, as noted above, we are working with local operators and the UAE’s aviation authority, the General Civil Aviation Authority (the “GCAA”), to deploy aircraft, technologies and related services in support of the launch of air taxi services in the UAE as part of our Launch Edition program. In addition in the U.S., we plan to provide direct-to-consumer aerial ride share services utilizing our aircraft and potentially others in select metropolitan areas around the world with consumers being able to book rides via an app-based platform.

•Defense: This is planned to consist of the sale of next-generation aircraft and related technologies for defense applications. Our initial product is intended to be a dual use, hybrid-propulsion, vertical take-off and landing (“VTOL”) autonomous aircraft that we are jointly developing with Anduril. Further, we have also been partnering with the Department of Defense (“DoD”) since 2021 on a series of projects through the United States Air Force’s (“USAF”) AFWERX program with the goal of helping the AFWERX Agility Prime program assess the transformational potential of the vertical flight market and related technologies for DoD purposes. We continue to advance this partnership and deliver under the related contracts we have entered into with the USAF.

To date, we have not generated significant revenue from either of these planned areas. We will use our cash and cash equivalents for the foreseeable future as we continue to develop our aircraft, related technologies, manufacturing operations and UAM operations, and work to commercialize both the commercial and defense sectors of our business. The amount and timing of any future capital requirements will depend on factors, including the pace and results of the design and development of our aircraft and operations, our plans to develop Hawthorne Airport into our flagship Los Angeles hub, including for supporting our operations during the LA28 Olympic Games, as well as our progress in obtaining necessary aircraft certifications and other government approvals to begin commercial operations. For example, any significant delays in obtaining such certifications and other government approvals may require us to raise additional capital above our existing cash on hand and delay our generation of significant revenues.
Recent Developments

On November 5, 2025, we signed definitive agreements (the “Hawthorne Airport Acquisition Agreements”) to acquire control of Hawthorne Airport. The airport is located in the heart of Los Angeles and sits on an 80-acre site and includes approximately 190,000 square feet of terminal, office and hangar facilities. The historic Hawthorne Airport was built in the 1920s and once helped shape Southern California’s aerospace legacy and is also known as Jack Northrop Field. It is strategically located less than three miles from LAX, and is the closest airport to some of the city’s biggest attractions — SoFi Stadium, The Forum, Intuit Dome, and Downtown Los Angeles.

We plan for the airport to serve as our operational command center for our planned Los Angeles air taxi network operations, including serving the LA28 Olympic Games, and in partnership with United Airlines Inc. (“United”), as an innovation testbed for the next-generation AI-powered aviation technologies that we are developing and planning to deploy. This includes AI-driven air traffic and surface management, digital apron orchestration, predictive maintenance, immersive pilot training, operational forecasting, and seamless passenger identification and security.

See Note 13 - Subsequent Events - Hawthorne Airport Acquisition to our consolidated condensed financial statements for further details.

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
Operating Expenses
Research and Development
Research and development activities represent a significant part of our business. Our research and development efforts focus on the design and development of our aircraft, including certain of the systems that are used in it. As part of those activities, we continue to work closely with U.S. and international regulators towards our goal of commercialization. Research and development expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for employees focused on research and development activities, costs associated with developing and building prototype aircraft, associated facilities and IT infrastructure costs, and depreciation. We expect research and development expenses to increase significantly as we progress towards commercialization and manufacturing.
We cannot determine with certainty the timing, duration or the costs necessary to complete the design, development, certification, and manufacturing bring up due to the inherently unpredictable nature of our research and development activities. Development timelines, the probability of success, and development costs may differ materially from expectations.
General and Administrative
General and administrative expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for employees associated with administrative services such as finance, legal, human resources, information technology, associated facilities and IT infrastructure costs, depreciation, and technology and dispute resolution agreements expense. We expect our general and administrative expenses to increase as we hire additional personnel and consultants to support our operations and comply with applicable regulations.
Other Income (Expense), Net
Other income (expense), net consists of miscellaneous income and expense items, including the change in fair value of our warrant liabilities.
Interest Income, Net
Interest income, net primarily consists of interest income from our cash and cash equivalents and short-term investments in marketable securities, net of interest on notes payable.

Results of Operations
The following table sets forth our consolidated condensed statements of operations for the periods indicated:

	Three Months Ended September 30,
	2025	2024	Change $	Change %
	(In millions)
Operating expenses
Research and development (1)	$120.7	$89.8	$30.9	34.4%
General and administrative (1)	54.1	32.3	21.8	67.5%
Total operating expenses	174.8	122.1	52.7	43.2%
Loss from operations	(174.8)	(122.1)	(52.7)	43.2%
Other income (expense), net	28.7	1.4	27.3	NM
Interest income, net	16.3	5.5	10.8	196.4%
Loss before income taxes	(129.8)	(115.2)	(14.6)	12.7%
Income tax expense	(0.1)	(0.1)	—	—%
Net loss	$(129.9)	$(115.3)	$(14.6)	12.7%

	Nine Months Ended September 30,
	2025	2024	Change $	Change %
	(In millions)
Operating expenses
Research and development (1)	$346.8	$263.1	$83.7	31.8%
General and administrative (1)	148.1	122.4	25.7	21.0%
Total operating expenses	494.9	385.5	109.4	28.4%
Loss from operations	(494.9)	(385.5)	(109.4)	28.4%
Other income (expense), net	30.7	31.3	(0.6)	(1.9)%
Interest income, net	35.2	15.9	19.3	121.4%
Loss before income taxes	(429.0)	(338.3)	(90.7)	26.8%
Income tax expense	(0.3)	(0.4)	0.1	(25.0)%
Net loss	$(429.3)	$(338.7)	$(90.6)	26.7%
NM=Not Meaningful.
(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Research and development	$26.2	$11.2	$60.1	$34.6
General and administrative	26.6	10.2	74.5	50.3
Total stock-based compensation expense	$52.8	$21.4	$134.6	$84.9
Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
Research and Development
Research and development expenses increased by $30.9 million, or 34.4%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, as we invested in people and materials to advance our technology development. The increase was primarily due to an increase of $15.0 million in stock-based compensation, an increase of $13.4 million in personnel-related expenses due to a significant increase in our workforce from the prior year period, and an increase of $4.1 million in costs incurred for engineering services to support our increased research and development activities. The increase was partially offset by a decrease of $5.3 million in costs related to parts and materials. The remainder of the increase was made up of other incidental items.

Research and development expenses increased by $83.7 million, or 31.8%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, as we invested in people and materials to advance our technology development. The increase was primarily due to an increase of $25.5 million in stock-based compensation, an increase of $33.0 million in personnel-related expenses due to a significant increase in our workforce from the prior year period, an increase of $9.1 million in costs incurred for engineering services to support our increased research and development activities, and an increase of $3.1 million in costs related to parts and materials. The remainder of the increase was made up of other incidental items.
General and Administrative
General and administrative expenses increased by $21.8 million, or 67.5%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase was primarily due to an increase of $20.5 million in stock-based compensation (excluding the restricted stock units granted to our founder) and an increase of $2.7 million in personnel-related expenses due to an increase in our workforce from the prior year period. The increase was partially offset by a decrease of $4.1 million in stock-based compensation associated with the restricted stock units granted to our founder immediately prior to the closing of the Business Combination in September 2021. See Note 9 - Stock-Based Compensation to our consolidated condensed financial statements for further details on our stock-based compensation. The remainder of the increase was made up of other incidental items.
General and administrative expenses increased by $25.7 million, or 21.0%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase was primarily due to an increase of $52.8 million in stock-based compensation (excluding the restricted stock units granted to our founder), an increase of $4.1 million in personnel-related expenses due to an increase in our workforce from the prior year period, and an increase of $3.8 million in IT infrastructure expenses. The increase was partially offset by a decrease of $28.6 million in stock-based compensation associated with the restricted stock units granted to our founder immediately prior to the closing of the Business Combination in September 2021, and a decrease of $10.3 million in the charge for the warrant issued related to technology and dispute resolution agreements, which was fully exercised and settled in 2024. See Note 9 - Stock-Based Compensation to our consolidated condensed financial statements for further details on our stock-based compensation. The remainder of the increase was made up of other incidental items.
Other Income (Expense), Net
Other income (expense), net increased by $27.3 million and decreased by $0.6 million for the three and nine months ended September 30, 2025 compared to the same periods ended September 30, 2024, primarily due to changes in fair value of our warrant liabilities. See Note 3 - Summary of Significant Accounting Policies to our consolidated condensed financial statements for further details.
Interest Income, Net
Interest income, net increased by $10.8 million, or 196.4%, and $19.3 million, or 121.4%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods ended September 30, 2024. The increase was primarily due to interest income from increased balance in our cash and cash equivalents.
Liquidity and Capital Resources
As of September 30, 2025, our principal sources of liquidity were cash and cash equivalents of $595.5 million and short-term investments in marketable securities of $1,045.8 million. We have incurred net losses since our inception and to date have not generated any revenues. We expect to incur additional losses and higher operating expenses for the foreseeable future. We believe that our existing cash and cash equivalents will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements.
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

Our obligations under the Credit Agreement are secured by funds in a collateral account and the Credit Agreement is guaranteed by our domestic subsidiaries. We had drawn down the full $65.0 million of the Loan as of September 30, 2025.
In November 2024, we filed a shelf registration statement on Form S-3ASR with the Securities and Exchange Commission (“SEC”) and a related prospectus for the sale under a Controlled Equity OfferingSM Sales Agreement (the “ATM Sales Agreement”) of shares of our Class A common stock, having an aggregate value of up to $70.0 million (the “2024 ATM Program”). We pay the placement agent a commission rate of up to 3.0% of the gross proceeds from any shares of Class A common stock sold through the ATM Sales Agreement. The ATM Program was fully utilized in July 2025. During both the three and nine months ended September 30, 2025, we sold 3,921,875 shares of Class A common stock under the 2024 ATM Program for net proceeds of $46.3 million.
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
The following includes our short-term and long-term material cash requirements from known contractual obligations as of September 30, 2025:
Notes Payable
See Note 6 - Notes Payable to our consolidated condensed financial statements for further details on our debt.
Leases

We lease office, lab, hangar, and storage facilities in the normal course of business. Under our operating leases as noted in Note 7 - Commitments and Contingencies to our consolidated condensed financial statements, we have current obligations of $5.4 million and long-term obligations of $19.1 million.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Net cash provided by (used in):
Operating activities	$(303.6)	$(264.2)
Investing activities	$(1,102.6)	$(57.8)
Financing activities	$1,167.7	$358.9
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
Net cash used in operating activities during the nine months ended September 30, 2025 was $303.6 million, resulting from a net loss of $429.3 million, adjusted for non-cash items consisting primarily of $134.6 million in stock-based compensation, a gain of $30.8 million due to a change in fair value of our warrant liabilities, and $14.0 million in depreciation and amortization. The net cash provided by changes in our net operating assets and liabilities was $2.4 million.
Net cash used in operating activities during the nine months ended September 30, 2024 was $264.2 million, resulting from a net loss of $338.7 million, adjusted for non-cash items consisting primarily of $84.9 million in stock-based compensation, a gain of $30.3 million due to a change in fair value of our warrant liabilities, and a $8.2 million in depreciation, amortization and other, $6.1 million of research and development warrant expenses related to the warrants issued to Stellantis, and a $5.6 million non-cash charge for the Wisk Warrant. The net cash provided by changes in our net operating assets and liabilities was $0.9 million.
Cash Flows Used in Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2025 was $1,102.6 million, driven by purchases of short-term investments in marketable securities of $1,048.1 million and purchases of property and equipment of $49.2 million within the period.
Net cash used in investing activities during the nine months ended September 30, 2024 was $57.8 million, driven by purchases of property and equipment within the period.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2025 was $1,167.7 million, driven by gross proceeds from the registered direct offering of $1,151.8 million, gross proceeds from the First 2024 PIPE Financing of $10.0 million, and proceeds from shares issued under the ATM Program of $46.3 million, partially offset by payments of offering costs in connection with financing activities for $44.2 million.
Net cash provided by financing activities during the nine months ended September 30, 2024 was $358.9 million, driven by gross proceeds from the PIPE Financing of $165.1 million, proceeds from shares issued under the ATM Program of $87.0 million, proceeds from issuance of debt of $57.5 million, proceeds from issuance of Class A common stock to Stellantis with an aggregate value of $55.0 million, partially offset by payments of offering costs in connection with financing activities for $7.4 million.

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
We are exposed to market risk for changes in interest rates applicable to our borrowings and short-term investments. The Loan under the Credit Agreement accrues interest from and including the date the applicable advance is made but excluding the repayment date at a rate of the SOFR, plus 2.0% subject to a SOFR floor of 0.0%. Additionally, we had cash, cash equivalents, restricted cash, and short-term investments totaling $1,648.6 million as of September 30, 2025. Cash equivalents and short-term investments were invested in money market funds, U.S. Treasury securities, and corporate debt securities. The primary objectives of our investment activities are to preserve principal and achieve liquidity requirements. We do not enter into investments for trading or speculative purposes. A hypothetical 100 basis point change in interest rates applicable to the Loan under the Credit Agreement or with respect to our investment portfolio would not have had a material impact on the fair value of our portfolio for the periods presented and our future interest income and expense.
Credit Risk
Financial instruments, which subject us to concentrations of credit risk, consist primarily of cash, cash equivalents, and short-term investments. Our cash and cash equivalents are held at several long-standing financial institutions located in the United States. At times, cash account balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits ($250 thousand per depositor per institution). We have not experienced any losses due to these excess deposits and believe this risk is not significant. Our short-term investments consist of high quality, investment grade marketable securities and are held at a major financial institution located in the United States.We have established guidelines regarding diversification of our investments and their maturities that are designed to preserve principal and achieve liquidity requirements. We review these guidelines and modify them as necessary based on updated liquidity needs and changes in our operations and financial position.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

We are still developing our eVTOL aircraft, have not yet obtained governmental certification of our eVTOL aircraft under development and are in the early stages of developing our manufacturing and UAM operations, which makes evaluating our business and future prospects difficult and increases the risk of investment in our securities.

We were incorporated in October 2018 and have a limited operating history in designing, developing, and working to certify an eVTOL aircraft. Our eVTOL aircraft is in the development stage and we are still working with the FAA and DOT in the U.S. and equivalent government authorities in certain other countries in an attempt to obtain the required certifications and authorizations relating to our aircraft design, aircraft production and air carrier operations. While we have received our Part 135 Air Carrier Certificate in the U.S. from the FAA and anticipate being able to obtain the remaining required authorizations and certifications, we are dependent upon engagement with the FAA and other U.S. government agencies to achieve certification of our eVTOL aircraft in the U.S., and any inability or unwillingness of such government agencies to engage with us could prevent us from achieving certification in a timely manner or at all. For example, on October 1, 2025, the U.S. government shut down and remains shut down as of the date of this filing. In the event of a prolonged shutdown, requirements to furlough employees in certain government agencies, including the FAA, could cause disruptions or delays to the certification process. Although we plan to develop Hawthorne Airport into our flagship Los Angeles hub, including for supporting our operations during the LA28 Olympic Games, we can provide no assurance that we will be able to obtain the required authorizations and certifications from the FAA and others prior to the LA28 Olympic Games. In addition, it is possible that any of our competitors achieve certification in U.S. or non-U.S. markets before we do.

As an organization, we have no experience in volume manufacturing of aircraft. Some of our current and potential competitors are larger and have substantially greater resources than we have and expect to have in the future. Although we are currently producing six Midnight aircraft, we may not be able to scale our production to meet future demand. As a result, those competitors may be able to devote greater resources to the development of their current and future technologies, the promotion and sale of their offerings, and/or offer their technologies at lower prices. In particular, our competitors may be able to receive type, production or airworthiness certification from the FAA covering their eVTOL aircraft prior to us receiving such certifications. Our current and potential competitors may also establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and offerings. Further, it is possible that domestic or foreign companies or governments, some with greater experience in the aerospace industry or greater financial resources than we possess, will seek to provide products or services that compete directly or indirectly with ours in the future. Any such foreign competitor, for example, could benefit from subsidies from, or other protective measures by, its home country from which we may not be able to benefit.

We are developing aircraft and related services that can serve multiple use cases. For example, in February 2025, we announced our Launch Edition program, through which we are offering aircraft, services and technologies to governments and customers to prepare for the planned commercial launch of air taxi services with our Midnight aircraft in markets outside the U.S. Through this program, we have begun providing services related to certification, testing, pilot training, demonstration flights, market survey and early trial operations, and maintenance and repair. We have entered into Launch Edition agreements with program partners, some of which remain conditional and subject to the execution of further definitive agreements and the satisfaction of certain conditions. There is no assurance that we will be able to execute the definitive agreements on these Launch Edition programs in a timely manner or at all. In the U.S., we plan to design and execute trial operations of our aircraft in participating cities under the eIPP. We expect to work with partners to invest financial and other resources in these early adopter markets and markets that we designate to be critical hubs for our UAM operations, such as Southern California, which will include building out vertiport and charging infrastructure, as well as designing and developing products and services to meet the needs of our customers and partners. It is possible that these investments may not achieve the competitive advantages and benefits that we anticipate.

We or our partners may not be able to obtain the necessary production certificates from the applicable regulatory authorities, ramp up manufacturing or develop supply chain capabilities that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully commercialize our aircraft. You should consider our business and prospects in light of the risks and significant challenges we face as a new entrant into a new industry, including, with respect to our ability to:

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
•If we fail to adequately address any or all of these risks and challenges, our business may be harmed.

The markets for our offerings are still in development and our growth strategies will require additional resources. If these markets do not materialize, grow more slowly than we expect or fail to reach the scale we anticipate, our business, results of operations, and prospects could be harmed.

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

Our management regularly makes strategic decisions to determine how to efficiently and effectively deploy our limited resources, such as aircraft, personnel and funds across a number of opportunities to commercialize and grow our business and operations, and the opportunities we choose to pursue may not ultimately be successful. For example, we intend to submit a proposal to participate in the eIPP and to devote significant resources to the program, which may require us to forgo certain other opportunities. If we are not selected for participation, the program is abandoned by the U.S. government or our test operations under the program are not successful, our prospects may be adversely affected.

Growth of our business will require significant investments in our infrastructure, technology, and sales and marketing efforts. If our business does not have sufficient capital required to support these investments or if our competitors adopt more effective growth strategies, our competitive position and business will be negatively affected. Further, our ability to effectively manage growth and expansion of our operations will also require us to enhance our operational systems, internal controls and infrastructure, human resources policies and reporting systems. These enhancements will require significant capital expenditures and allocation of valuable management and employee resources.

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

We are party to certain purchase agreements, including the United Purchase Agreement (as defined below), as well as other contract orders for our Midnight aircraft and the provision of related services, including with the USAF (the “USAF Contracts”), that contain conditions with respect to the purchase of our aircraft or that require us to perform and deliver certain tests, certificates and other services. Payment obligations under the agreement with United Airlines Inc. (“United”) for the conditional purchase of up to $1.0 billion worth of aircraft, with an option for another $500.0 million worth of aircraft (as amended, the “United Purchase Agreement”), for example, are conditioned upon, among other things, us receiving certification of our aircraft by the FAA and further negotiation and reaching mutual agreement on certain material terms, such as aircraft specifications, warranties, usage and transfer of the aircraft, performance guarantees, delivery periods, most favored nation provisions, the type and extent of assistance to be provided by United in obtaining certification of the aircraft for its intended use, territorial restrictions, rights to jointly developed intellectual property, escalation adjustments and other matters. The obligations of United to consummate an order pursuant to the United Purchase Agreement will arise only after all such material terms are agreed by the parties. Payment obligations under the USAF Contracts are predicated upon, among other things, our ability to complete the design, development and ground test of our Midnight aircraft, our delivery of certain test reports and certificates, the receipt of an FAA Airworthiness Certificate, the development of pilot and maintenance training workshops, the completion of flight tests and the delivery of a certain number of our Midnight production aircraft. The obligations of the USAF to provide funding will arise only after a particular deliverable has been received and accepted by the USAF. Further, with respect to the United Purchase Agreement, in addition to other termination rights set forth in the United Purchase Agreement and the Collaboration Agreement with United (the “United Collaboration Agreement”), if the parties do not agree on such material terms, either party will have the right to terminate the agreements if such party determines in its discretion that it is not likely that such material terms will be agreed in a manner that is consistent with such party’s business and operational interests (as those interests may change from time to time). The USAF Contracts may be terminated by the USAF upon advanced written notice and may also be subject to stop orders issued by the USAF. If the United Purchase Agreement, the USAF Contracts or any future purchase agreements or contracts are canceled, modified or delayed, or otherwise not consummated, or if we are otherwise unable to convert our strategic relationships or collaborations into revenue, our prospects, results of operations, liquidity and cash flow will be affected.

Further, we are subject to counterparty risk with respect to our existing purchase agreements and may become further subject to such risk if and when we enter into additional purchase agreements, which could adversely impact our business, results of operations, financial condition and prospects. Our business is, and may in the future be, subject to the risks of non-payment and non-performance by our counterparties. Additionally, the availability of financing for the purchase of our aircrafts is based in part on our counterparties’ creditworthiness, and there can be no assurance that we will be able to secure financing from third parties.

Failure to comply with the debt covenants in our loan agreements could result in our inability to borrow additional funds and adversely impact our business.

Our credit agreement with Synovus Bank (the “Credit Agreement”) imposes numerous financial and other restrictive covenants on our operations, including covenants relating to our liquidity. As of September 30, 2025, we were in compliance with the covenants imposed by the Credit Agreement. In connection with the Hawthorne Airport Acquisition, we plan to assume the Hawthorne Bank Loan from the Sellers.

If we violate any covenants, either loan could become due and payable prior to their stated maturity dates, and our creditors could proceed against any loan collateral. These restrictions may also limit our ability to borrow additional funds and pursue other business opportunities or strategies that we would otherwise consider to be in our best interests.

Risks Related to the Hawthorne Airport Acquisition

After completion of the Hawthorne Airport Acquisition, we may fail to realize the anticipated benefits of the transaction.

We believe that there are significant benefits that may be realized through the Hawthorne Airport Acquisition. However, the efforts to realize these benefits will be a complex process and may disrupt our existing operations if not implemented in a timely manner. Failure to achieve the anticipated benefits of the Hawthorne Airport Acquisition could adversely affect our business, results of operations, or financial condition, decrease or delay any accretive effect of the Hawthorne Airport Acquisition, adversely affect the price of our Class A common stock and cause our business to not perform as expected. In addition, while key management that has operated Hawthorne Airport since 2005 is expected to remain in place following the Hawthorne Airport Acquisition, our management has limited experience operating the properties and aviation business that we are acquiring, and may encounter challenges and risks inherent in these operations. If we fail to effectively manage the risks and challenges inherent in such businesses, our operating results and financial condition will be materially and adversely affected. Our ability to generate revenue from these assets will depend, in part, on our abilities to attract and maintain customers to use the airport and hangar facilities and integrate the property into our planned infrastructure for our anticipated air taxi operations.

We are also planning on completing certain capital projects at Hawthorne Airport, including preparing the site for planned air tax operations in the Los Angeles area and developing a flagship hub for use during the LA28 Olympic Games. The estimated costs of, and the projected schedule for, our planned capital projects are subject to a number of uncertainties. Our ability to complete these projects within budgets and on expected schedules may be adversely affected by various factors including: estimating errors; design and engineering errors; cost increases because of demand for labor and materials; cost increases due to instituted or proposed changes in trade policies; contractors’ difficulty in predicting costs over a lengthy construction period; changes to the scope of the projects; material and/or labor shortages; adverse weather conditions; contractor defaults and bankruptcy; labor disputes; unanticipated levels of inflation; litigation; and environmental issues. We expect to use a portion of the proceeds from this offering to complete the redevelopment of up to 200,000 square feet of hangar space and to build a planned advanced air mobility center of excellence. Eventually, we aim to develop Hawthorne Airport into an AI-powered operations platform with such features as AI-powered air traffic coordination, AI-coordinated ground operations for managing aircraft, crews and turns, VR-based flight simulation with adaptive AI feedback, operational forecasting driven by AI models, machine learning to detect maintenance needs and biometric and AI-enabled screening for more seamless and secure boarding. These efforts to build the airport of the future, including our plans to use Hawthorne Airport as a testbed for the next generation of AI-based aviation technologies, will require significant additional capital and other resources for implementation and if we are unable to access such capital, we may not be able to realize our long term plan for Hawthorne Airport.

In addition, the attention of certain members of our business or management and resources may be focused on completion of the Hawthorne Airport Acquisition and operations of the acquired business and diverted from our existing business operations.

As part of the Hawthorne Airport Acquisition, we will enter into a ground lease with the City of Hawthorne for the property on which Hawthorne Airport is located and such lease may not be renewed or may not be renewed on terms that are favorable to us.

We will not own the property on which Hawthorne Airport is located. Instead, we are assuming from the Seller the existing ground lease that is in place with the City of Hawthorne. The remaining term of that ground lease runs through 2055. The master ground lease contains provisions for a fixed rate increase over the life of the lease on the rent to be paid to the City of Hawthorne. The City authorities may choose not to renew a lease at all or to only renew the lease on terms that are unfavorable to us. At the conclusion of a lease, we may be required to participate in a bidding process to renew the master lease, which could require unanticipated capital spending and could divert management’s attention during the pendency of the process.

Following the Hawthorne Airport Acquisition, we will be subject to additional governmental regulations that could require additional expenditures. Regulators have and may again consider regulations that could impair the relative convenience of general aviation and adversely affect demand for use of the airport.

Following the Hawthorne Airport Acquisition, we will be subject to additional regulatory requirements and compliance with those requirements could result in additional costs. For example, the FAA, from time to time, issues directives and other regulations relating to the management, maintenance, and operation of airport facilities. Compliance with those requirements may cause us to incur significant expenditures.

The aviation business is subject to increasingly stringent federal, state, local, and foreign laws, regulations, and ordinances relating to the protection of the environment and noise, including those relating to emissions to the air, discharges, and the use, management, disposal, and release of, and exposure to, hazardous substances and waste materials.

The hangar space rental segment of the aviation services industry is subject to significant competition and our failure to effectively compete could have a material adverse effect on our business and results of operations.

The hangar space rental segment of the aviation services industry is very competitive. We will compete with national, regional and other hangar real estate companies. Competitor aircraft hangar operators at an airport compete based on various factors, including location of their facilities relative to runways and street access, service, value added features, reliability, and price. Hawthorne Airport will compete with one or more hangar operators at nearby airports.

Our competitors may include hangar operators currently operating at certain airports, as well as possible entrants into our market due to new entrants, consolidation, merger, modification of airport master plans, or any other number of factors. These entrants may have additional financial or other resources and/or lower cost structures than us. Other competitors have been in business longer than us. Having greater financial resources may make it easier for these competitors to absorb higher construction costs and other increases in expenses.

Failure to complete the Hawthorne Airport Acquisition could negatively impact our stock price and our future business operations and financial results.

If the Hawthorne Airport Acquisition is not completed for any reason, our business may be subject to a number of risks, including:

•we may experience negative reactions from the financial markets, including negative impact to our stock price;
•we may experience negative reactions from our vendors, business partners, regulators and employees;
•we will be required to pay certain costs relating to the Hawthorne Airport Acquisition, such as legal, accounting and financial advisor fees, whether or not the Hawthorne Airport Acquisition is completed; or
•we may face litigation related to any failure to complete the Hawthorne Airport Acquisition.

There can be no assurance that the risks described above will not materialize. If the Hawthorne Airport Acquisition is not completed, these risks may materialize and may materially and adversely affect our business, financial condition, and stock price.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Use of Proceeds
None.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On or about November 17, 2025, we will issue an aggregate of $43.6 million of shares of our Class A common stock, issuable to certain vendors in exchange for services rendered and/or goods purchased (collectively, the “Vendor Shares”).
The Vendor Shares are being offered by us pursuant to our shelf registration statement on Form S-3ASR (File No. 333-284812), which was filed with the SEC on February 11, 2025 and was automatically effective on the same date, including the prospectus supplement dated November 7, 2025, and accompanying prospectus.

A copy of the opinion of Fenwick & West LLP relating to the validity of the Vendor Shares is filed herewith as Exhibit 5.1.
Rule 10b5-1 Trading Plans. During the three months ended September 30, 2025, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, in each case as defined in Item 408 of Regulation S-K, except as described below.
On August 28, 2025, Tom Muniz, Chief Technology Officer of the Company, adopted a trading arrangement, as amended on September 29, 2025, for the sale of the Company’s Class A common stock, which expires September 1, 2026, and provides for the sale of up to 465,000 shares of Class A common stock pursuant to the terms of the plan.

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

ARCHER AVIATION INC.

November 6, 2025	By:	/s/ Priya Gupta
Priya Gupta
Acting Chief Financial Officer (Principal Financial Officer)