Form 10-K
period 2025-12-31
Archer Aviation Inc.
filed 2026-03-02
CIK 1824502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2025, the last business date of the registrant’s recently completed second fiscal quarter, was approximately $6.5 billion, based on the closing price reported for such date on the New York Stock Exchange.
As of February 25, 2026, the number of shares of the registrant’s Class A common stock outstanding was 744,538,832.
Documents Incorporated by Reference
Part III of this Form 10-K (the “Annual Report”) incorporates by reference certain information from the Registrant's Definitive Proxy Statement (“Proxy Statement”) relating to the 2026 Annual Meeting of Stockholders or an amendment to this report under cover of Form 10-K/A to be filed within 120 days of the end of its fiscal year ended December 31, 2025.

Archer Aviation Inc.
10-K
For the Fiscal Year Ended December 31, 2025

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
ii

Part I
Item 1. Business
Overview
Archer is developing the technologies and aircraft to power the future of advanced aviation. We are building a platform to deliver advanced aircraft, technologies and services to customers worldwide across commercial and defense sectors.
Midnight is our electric vertical take-off and landing (“eVTOL”) aircraft purpose-built for air taxi operations globally. To prepare for commercial operations, we are working with aviation authorities, governments, and strategic partners in key U.S. and international markets to certify Midnight and build out air taxi networks. These planned networks will connect major population and business centers with key transportation hubs in select metropolitan areas through partnerships with airline operators to integrate eVTOL flights into passenger journeys and collaborations with infrastructure partners to develop vertiports.
•In the U.S., we have applied to participate in the eVTOL Integration Pilot Program (“eIPP”), a White House initiative to accelerate air taxi deployments in American cities. We have partnered with cities across California, Florida, Texas, Georgia, and New York on multiple applications to launch initial air taxi operations under the eIPP later this year. As part of broader commercialization strategy in the U.S., we recently acquired control of Hawthorne Municipal Airport (“Hawthorne Airport”) located near Los Angeles International Airport and Downtown Los Angeles. We plan for the airport to serve as the operational hub for our Los Angeles network and an innovation hub for developing and commercializing next-generation AI-powered aviation technologies.
•Outside the U.S., through our Launch Edition program, we are offering aircraft, technologies, and services to governments and customers to support the commercialization of Midnight in select international markets with the United Arab Emirates (“UAE”) leading the way. In the UAE, we have been working closely with the country’s federal aviation regulator, the General Civil Aviation Authority (“GCAA”), over the past year to establish the optimal regulatory pathway for commercial operations. Following hot weather flight testing last year, we are on track to deliver additional Midnight aircraft this year in preparation for initial passenger operations and are working with strategic partners to build out a vertiport network across Abu Dhabi and the country. Our commercial readiness progress is driving growing global demand across Europe, Middle East, Africa and Asia-Pacific for this new category of transportation.
We are also advancing a dual-use hybrid-electric, autonomous vertical take-off and landing (“VTOL”) aircraft platform for both defense and commercial customers. Through our strategic partnership with Anduril Industries Inc. (“Anduril”), this aircraft platform is intended to meet the vertical lift needs of the U.S. and its Allies for decades to come. For commercial customers, that aircraft can be tailored for cargo and medical evacuation.
To support certification and early commercial deployments, we are currently scaling production of our aircraft and electric powertrain at our "golden manufacturing lines" in Silicon Valley and our high-volume facility in Georgia. We are also developing artificial intelligence (AI) and autonomy technologies to support the advancement of our air traffic control system from concept to a scalable reality.
Our Planned Lines of Business
By maintaining an innovative and disciplined approach to new product and service development, manufacturing, and commercialization we believe that we can deliver advanced aviation technologies and solutions that can service a broad range of industries and use cases. We intend to operate in the following areas:
•Commercial: This is planned to consist of the sale of our commercial aircraft and related technologies and services, as well as providing direct-to-consumer air taxi services in select metropolitan areas worldwide.
•Defense: This is planned to consist of the sale of next-generation aircraft and related technologies for defense applications. Our initial product is intended to be the hybrid-electric VTOL aircraft discussed earlier that we are jointly developing with Anduril. Our team is advancing opportunities around at how we can bring the proprietary technologies we’ve built for our commercial aircraft to defense applications, such as our electric battery pack and electric engines. In November 2025, we announced our first deal for third-party adoption of these technologies in the defense sector, with Anduril and EDGE Group choosing to use our electric powertrain to power their Omen autonomous air vehicle. We have also been continuing to advance our partnership with the Department of Defense (“DoD”), which started in 2021, on a series of projects through the United States Air Force’s (“USAF”) AFWERX program with the goal of helping the AFWERX Agility Prime program assess the transformational potential of the vertical flight market and related technologies for DoD purposes.

Our Aircraft
Air Taxi Aircraft
Midnight is built on a proprietary 12-tilt-6 distributed electric propulsion platform and is designed to carry four passengers plus a pilot. It prioritizes safety and delivers significantly reduced noise compared to traditional helicopters. Midnight integrates key in-house developed advanced aviation technologies, including what we believe to be cutting-edge electric propulsion and flight control systems, with systems and components from leading aerospace suppliers, many of which are already used on certified aircraft, with the goal of reducing certification risk, development time and cost.
The aircraft is purpose-built for urban air taxi operations, with range and payload optimized for high-frequency, short distance trips of around 20-miles, supported by minimal charging time between trips. Its design focuses on combining high function and high emotion, with the goal of inspiring a passenger experience reminiscent of the Golden Age of aviation in the 1950s.
Midnight’s design, with redundant electric motors and simpler propulsion systems than traditional helicopters, aims to reduce failure points and achieve high-assurance safety and reliability standards. Our aircraft has engaged in extensive flight test campaigns that expand the flight envelope and collect safety‑critical data to support certification with the Federal Aviation Administration (“FAA”) and safe performance evaluation.
Dual-Use Cargo Aircraft
Our dual-use autonomous cargo VTOL aircraft is designed around both a low thermal and acoustic signature purpose built for next generation cargo and defense use cases. Our goal is to bring together our ability to rapidly develop advanced VTOL aircraft using our existing commercial parts and supply chains and Anduril’s deep expertise in AI, missionization, and systems integration, to enable more efficient and effective deployment of critical advanced aviation capabilities than traditional alternatives. To support this effort, we are investing in the development of our hybrid-propulsion platform, as well as in critical capabilities like the manufacturing of composites. In 2025, we aimed to accelerate our development of this aircraft by acquiring key intellectual property, such as Overair Inc.’s patent portfolio and a license to Karem Aircraft’s tiltrotor and rotor technology.
Manufacturing Operations & Supply Chain
We continue to be focused in the near term on ramping our production capabilities across our manufacturing and test facilities in California and Georgia. The Midnight aircraft we build during this new product introduction phase will be used in certification and early commercial deployments. As part of our production certificate efforts, the FAA continues to conduct reviews and inspections of our manufacturing operations.
During this new product introduction phase, we are utilizing a “golden manufacturing line” approach at one of our Silicon Valley facilities for final assembly of our early Midnight builds and then applying lessons learned to inform the design and ramp of our high-volume manufacturing in Georgia.
A key aspect of our strategy has been to focus our internal component development efforts on the key enabling technologies like our electric and hybrid propulsion systems, flight control software and composites. For those areas that are not differentiating technologies we aim to leverage the existing aerospace supply base to supply us with components many of which are already being used in certified aircraft today. We depend on U.S. and non-U.S. suppliers and service providers to meet quality, performance, cost and delivery requirements as we work towards developing and manufacturing, and ultimately commercialization of, our aircraft. Key raw materials used for our aircraft include aluminum and composites.
Competition
The commercial aerospace and defense industries include many strong U.S. and international competitors. Key competitive factors include long development cycles, rapid technological change, and intense competition. In the defense industry specifically, it is typical to work on development programs in partnership with companies who may also be your competitors and involve a competitive bid process to be awarded a contract.
In our planned commercial air taxi service, we also compete with ground based alternatives, such as personal automobiles and ride-sharing services, as well as existing aircraft and helicopter charter services. The market for these services is intensely competitive, with key differentiating factors including safety, trip duration, technology, overall user experience, and cost.
We seek to differentiate ourselves by delivering aircraft, advanced aviation technologies and services that deliver superior design and performance, safety, reliability and quality. For additional information about competition, see “Risk Factors” in Item 1A of this Annual Report.

Government Regulation and Compliance
Globally, our commercial aircraft will be required to comply with regulations governing aircraft design, production and airworthiness. In the United States, the regulations are put forth by the FAA and Department of Transportation (“DOT”). Outside the United States, similar requirements are generally administered by the national civil aviation and transportation authorities of each country. We continue to focus our efforts on obtaining certification from the FAA of our aircraft in the United States, the GCAA of the UAE and engaging with key decision makers in the initial cities in the United States and UAE which we plan to operate our aircraft. We also work with similar government authorities in the other international markets where we are targeting commercialization.
The following describes the key certifications necessary for us to design, manufacture, sell and operate our aircraft in the United States:
•Designing our aircraft: Type certification in the United States is formalized by the FAA’s approval process for new aircraft designs and covers the design of the aircraft and all required components and systems. The FAA outlines the process for type certification in Order 8110.4C, which defines the 4 phases that lead to type certification. Our initial aircraft type certification is required to meet the criteria set forth by the FAA through a “special class” definition under 14 CFR Part 21.17(b). In May 2024, the FAA published the Final Rule with the final airworthiness criteria for our Midnight aircraft and in June 2024, we then finalized our G-1 Issue Paper containing the certification basis with the FAA, which formally closed the FAA’s work in the second phase of our certification program. In the third phase of our certification program, we collaborated with the FAA for full agreement on the Means of Compliance, which is the full set of details defining the methodology, design, analysis and testing standards that will be used to demonstrate that the aircraft is safe and complies with the Airworthiness Criteria. We initially submitted a comprehensive proposal for Midnight’s Means of Compliance to the FAA back in December 2021 and in January 2026, Midnight’s Means of Compliance was fully FAA accepted. As part of the third phase of our certification program, we are also working with the FAA to review and provide final acceptance of our subject specific certification plans (“SSCPs”). SSCPs provide precise detail on each of the specific tests and analyses that must be completed during the fourth and final phase of our Type Certification program, known as the implementation phase, in which we actually demonstrate to the FAA that Midnight meets all relevant FAA requirements necessary to receive a Type Certificate. In June 2025, we began the piloted test flight phase of our Midnight program and are preparing for formal type inspection authorization testing as part of the implementation phase. We believe that we are now substantially complete with the third phase of our certification program and are largely focused on the fourth phase of the certification program, and we estimate that we have received approximately 15% of the compliance verification documents in that phase.
•Producing our aircraft: Production certification is the FAA’s approval for us to be able to manufacture our Midnight aircraft as approved by the FAA per the Type Certified design. To obtain a Production Certificate from the FAA, we must demonstrate that our organization and our personnel, facilities, and quality system can produce our aircraft such that they conform to its approved type design. We are working to develop the systems and processes we will need to obtain a FAA Production Certificate with the goal of obtaining such certification shortly following receipt of Midnight’s Type Certification.
•Selling our aircraft: Airworthiness certification from the FAA signifies that an aircraft meets its approved design and is in a condition for safe operation in the U.S. National Airspace System. Each of the aircraft manufactured by us will need to be issued an airworthiness certificate. We expect that the airworthiness certificates issued to each of our aircraft will be a Standard Airworthiness certificate in the Normal Category, as defined by the FAA.
•Operating our UAM service: The FAA and the DOT have primary regulatory authority over air transportation operations in the United States. To operate our UAM service, among other requirements, we are required to hold a Part 135 Air Carrier and Operator Certificate and. In 2024, we obtained our Part 135 Air Carrier and Operator Certificate from the FAA, which allows us to begin operating aircraft commercially under Part 135 of the Federal Aviation Regulations to refine our systems and procedures in advance of launching Midnight into commercial service. In February 2024, we received our Part 145 Repair Station Certificate, which lays the foundation for us to operate repair stations that perform maintenance, repair and overhaul services on our aircraft, and we received our Part 141 Certificate which enables us to train and qualify pilots in our training academy. We expect that as we build out our UAM operations there will be additional federal, state and local laws, regulations and other requirements that will cover our operations. For example, take-off and landing locations (e.g., airports and heliports) typically require state and local approval for zoning and land use and their ongoing use is subject to regulations by local authorities in addition to the FAA requirements. Therefore, we have already begun, and will continue to grow, our engagement and collaboration with the cities in which we intend to operate our UAM service in an effort to ensure that it operates in a safe manner.

We have been working closely with the GCAA over the past year to determine the most appropriate regulatory pathway to support our planned early commercial operations there. The GCAA has transitioned our Midnight aircraft into a Restricted Type Certification program, advancing the regulatory path for the aircraft's entry into service in the region. Our work with the GCAA is designed to operate in parallel with our certification efforts in the U.S. and other jurisdictions around the world. The Restricted Type Certification approach is meant to offer a streamlined approach toward early-stage commercial operations specific to Midnight in the UAE.
Our operations at the Hawthorne Airport are regulated by the FAA, DOT, U.S. Transportation Security Administration, U.S. Environmental Protection Agency, state and local environmental agencies, the California Department of Transportation (“Caltrans”), and the City of Hawthorne. The City of Hawthorne is the owner and FAA-recognized sponsor of Hawthorne Airport and operates the airport subject to federal, state, and local law and the city’s grant agreements with the FAA. The airport is subject to regular inspection by Caltrans, environmental agencies, and local fire marshals. In addition, property on the airport must comply with the applicable requirements of the Americans With Disabilities Act of 1990 (“ADA”) and related state statutes to the extent such property is a “public accommodation” as defined under the ADA.
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
Because we recognize that our people are critical for our continued success, we are committed to fostering an environment that supports employee wellbeing, development, and performance. Furthermore, we are committed to making safety a part of everything we do. Our approach to safety is a part of every aspect of our company, from design and engineering to our manufacturing, flight test, and aircraft operations. We are committed to not just meeting, but exceeding, the rigorous safety standards of our industry. We work hard to foster a robust employee safety culture that emphasizes accountability and transparency. The safety culture we want at Archer is focused on the following key principles:
•Safety is a part of our ethical responsibility to our employees, customers, and the communities in which we do business
•Safety is essential to our success, and therefore we must not leave safety questions unanswered, we must work to address risks when they are discovered
•Safety cannot be delegated, all Archer’s must take personal responsibility for fostering the safety culture at Archer
As of December 31, 2025, we had a workforce of 1,660 people, including 1,160 full-time employees and 500 contingent workers. We have not experienced any work stoppages and generally consider our relationship with our employees to be good. None of our employees are subject to a collective bargaining agreement or represented by a labor union.
Intellectual Property
We rely on various intellectual property laws, confidentiality procedures and contractual terms to protect our proprietary technology and our brand. We have registered and applied for the registration of U.S. and international trademarks, service marks and domain names. We have also filed patent applications in the United States and foreign countries covering certain of our technology and intellectual property. In general, our issued patents expire between 2040 and 2046.
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
The live webcasts and replays of our earnings calls are made available via our investor relations website. Our investor relations website also provides notifications of news or announcements regarding our financial performance and certain other news and information that may be material or of interest to our investors, including SEC filings, investor events, press and earnings releases. We use the following, as well as other social media channels, to disclose public investors, the media and others:
•our website (www.archer.com);
•Facebook account (https://www.facebook.com/FlyArcher);
•LinkedIn (https://www.linkedin.com/company/flyarcher and https://www.linkedin.com/in/adam-goldstein-7b662121/);
•Instagram (https://www.instagram.com/flyarcher/ and https://www.instagram.com/adamgoldstein.archer/);
•TikTok account (https://www.tiktok.com/@flyarcher);
•X (@flyarcher, @ArcherAviation, and @adamgoldstein13); and
•YouTube (https://www.youtube.com/c/ArcherAviation).
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
As of December 31, 2025, we incurred a net loss of $618.2 million, and we have incurred a net loss of approximately $2.3 billion since inception. We expect to continue incurring operating and net losses each quarter until at least the time we begin generating significant revenues from our planned lines of business. Even if we successfully launch our planned lines of business, there can be no assurance that they will be financially viable.
We expect losses could increase as we develop and expand operations, including to:
•design, develop, and certify our aircraft in the United States and other countries;
•design and develop UAM networks and operations;
•expand our business lines and operations, including our defense program, operations at Hawthorne Airport, and aviation services and technologies;
•engage third parties on the design, development, manufacturing, certification and marketing of our products and services;
•attract, retain and motivate talented employees;
•expand our aircraft manufacturing capabilities and manufacture an inventory;
•build inventories of parts and components for our aircraft;
•expand design, development and servicing capabilities;
•increase sales and marketing activities and develop distribution infrastructure; and
•develop pilot training programs.
We may also be unable to manage growth effectively, which could strain resources and create operational challenges such as hiring, training, and managing personnel, distracting management, and harming our brand and financial results. Expansion may require additional office space, infrastructure, personnel, and increased insurance coverage. We expect insurance needs and costs to rise as we build production facilities, manufacture aircraft, establish commercial operations, add routes, increase flight and passenger volumes, and expand into new markets. It is too early to predict the impact of commercial eVTOL operations on insurance costs, which may adversely affect our business, financial condition, and results of operations.
Because these costs are expected before significant revenues, our losses in future periods are expected to be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in the revenues we expect, which could further increase our losses.
We are developing our eVTOL aircraft and related UAM operations, which remain in the early stages, and our business and future prospects are subject to significant risks.
We were incorporated in October 2018 and have a limited operating history in designing, developing, and certifying eVTOL aircraft.Our eVTOL aircraft is in the development stage, and we depend on continued engagement with the FAA, DOT, and other regulators in the U.S. and certain other countries to obtain required certifications and authorizations for aircraft design, production, and operations. Delays, interruptions, or unwillingness by regulatory agencies to engage with us could postpone or prevent certification. For example, the U.S. government shutdown in 2025 disrupted operations at certain agencies, including the FAA. Although we plan to develop Hawthorne Airport into our flagship Los Angeles hub, including for the LA28 Olympic Games, there can be no assurance we will receive all required approvals on time, if at all. In addition, our competitors may obtain regulatory approvals in the U.S. or non-U.S. markets before we do.

Our operations also depend on the performance and availability of a Midnight aircraft platform, and any delays, defects, or grounding of this aircraft could significantly disrupt our business. In addition, we may face airspace integration and operational constraints, including airspace capacity limits, air traffic control restrictions, vertiport availability, and local operating limitations, which could reduce aircraft utilization, limit the number of flights we can operate, and adversely affect our business and the scaling of our planned operations.
We and our partners may not be able to obtain necessary production certificates, ramp up manufacturing, or develop supply chains capable of meeting quality, price, engineering, design, target aircraft specifications, and production standards, as well as required production volumes. We face significant challenges in the following areas, any of which could harm our business:
•designing, certifying, manufacturing, and operating safe, reliable, and quality aircraft that meet intended use cases and target aircraft specifications;
•obtaining and maintaining timely regulatory approvals for manufacturing, marketing, selling, operating UAM networks, or conducting defense-related programs;
•building and protecting a respected brand and expanding our customer base;
•marketing, selling, and servicing our aircraft and other technologies;
•maintaining spare parts availability and customer support;
•scaling manufacturing and operations efficiently;
•managing growth effectively;
•obtaining and maintaining adequate facilities and infrastructure;
•attracting, retaining, and motivating skilled employees; and
•adapting to technological change, competitive pressures, market trends, and evolving global regulations.
As an organization, we have no experience in volume aircraft manufacturing and we may be unable to scale our production to meet future demand or achieve targeted, cost, quality and delivery metrics. Some of our current and potential competitors are larger, have more experience in the aerospace industry or have substantially greater resources, enabling them to develop technologies faster, promote and sell offerings more effectively. In particular, our competitors may receive FAA or foreign government certifications for their eVTOL aircraft before we are able to do so. Competitors may also form strategic partnerships that enhance their capabilities, and some foreign competitors could benefit from subsidies or protective measures, placing us at a competitive disadvantage.
We are developing aircraft and related services intended to support multiple use cases and market entry strategies, which may not achieve our anticipated benefits. For example, through our Launch Edition program, we are offering aircraft, services and technologies to governments and customers to support the commercialization of our Midnight aircraft in markets outside the U.S., including early trial operations, pilot training, maintenance and certification support. Agreements with program partners remain conditional, and there is no assurance we will execute definitive agreements timely, or at all. In the U.S., we have applied for participation in the eIPP, but selection is not guaranteed. If selected, we plan to conduct trial operations in participating cities. Investments and expenses in early adopter markets and UAM networks, such as Southern California, including vertiport and charging infrastructure and customer-focused products and services, may not achieve anticipated competitive advantages or benefits.
Our business plan requires a significant amount of capital. In addition, our future capital needs may require us to issue additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.
We expect our capital expenditures and operating expenses to continue to be significant as we develop our aircraft and business, and to be driven primarily by aircraft development, certification, and customer demand. We believe our current cash and cash equivalents and other sources of liquidity, including existing borrowings, will be sufficient to fund our current operating plan for at least the next 12 months. However, we expect that over the coming years we will continue to make significant investments in our business, including development of aircraft and related technologies and services for our commercial and defense businesses, manufacturing ramp up, UAM network build out, development of Hawthorne Airport, and investments in our brand.
Our investments and expenses may be greater than currently anticipated or there may be unforeseen costs, and we may not succeed in acquiring sufficient capital to offset these expenses and achieve significant revenue generation. We have a limited operating history and no historical data on the demand for our planned products and services. As a result, our future capital requirements are difficult to predict and our actual capital requirements may be different from those we currently anticipate. We may need to seek equity or debt financing to fund future capital requirements. Such financing might not be available to us when needed or on terms that are acceptable, or at all. Additionally, we also issue equity securities as consideration for products and services provided to us by certain vendors, which results in dilution to our stockholders.
Our ability to obtain the necessary capital to carry out our current business plan is subject to a number of factors, including general economic and market conditions, as well as investor sentiment regarding our planned business. These factors may make the timing, amount, terms and conditions of any such financing unattractive or unavailable to us. The current macroeconomic environment may increase our cost of financing or make it more difficult to raise additional capital on favorable terms, if at all. If we are unable to raise sufficient capital, we may have to significantly reduce our spending and/or delay or curtail operations or planned activities.
Further, disruptions in the financial services sector, including liquidity constraints, bank failures, or counterparty insolvencies, could limit our access to cash and financial instruments. In addition, our future capital needs and other business needs or plans could require us to issue additional equity or debt securities or obtain a credit facility. The issuance of additional equity or equity-linked securities could dilute our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations or our financial flexibility.
The markets for our offerings are still in development and our growth strategies will require additional resources. If these markets do not materialize, grow more slowly than we expect or fail to reach the scale we anticipate, our business, results of operations, and prospects could be harmed.
The markets for eVTOL aircraft are still developing, and our success depends on our ability to design, develop, and certify eVTOL aircraft, promote air taxis as a substitute for existing methods of transportation and execute our marketing and growth strategies. If the public, or, for our defense program, government entities, do not see eVTOL aircraft/UAM as beneficial or choose not to adopt eVTOL aircraft/UAM as a result of concerns regarding safety, noise, affordability or for other reasons, then the market for our offerings may grow more slowly than expected or may not reach our anticipated potential.
Management regularly makes strategic decisions about how to deploy limited resources, such as aircraft, personnel and funds across various opportunities to commercialize and grow our business, and the opportunities we pursue may not ultimately be successful. For example, we have submitted proposals to participate in the eIPP and to devote significant resources to the program, which may require us to forgo certain other opportunities. If we are not selected, the program is cancelled, or our test operations under the program are not successful, our prospects may be adversely affected.
Growth of our business requires significant investments. If we lack sufficient capital to support these investments or if our competitors adopt more effective strategies, our competitive position and business will be affected. Expanding operations also require improving operational systems, internal controls, infrastructure, human resources, and other systems, which will require significant capital expenditures and valuable management and employee resources.
The eVTOL aircraft industry may not develop as expected, eVTOL aircraft may not be certified, adopted or become an attractive alternative to existing modes of transportation, which could adversely affect our prospects, business, financial condition and results of operations.
eVTOL aircraft involve a complex set of technologies and infrastructure, including charging, which we must continue to further develop and rely on our commercial and defense program customers to adopt. Before our eVTOL aircraft can fly passengers, we must obtain extensive government certifications and approvals from the FAA, DOT and other regulatory authorities in the U.S. and other countries. There are currently no FAA-certified eVTOL aircraft for commercial operations in the United States and regulatory standards and certification pathways for eVTOL aircraft continue to evolve globally. We may not achieve timely or successful certification in the United States or internationally, or at all, which could delay or prevent commercialization of our aircraft. The FAA and the DOT have primary regulatory authority over air transportation operations in the United States. As we build out our UAM operations, additional federal, state, and local requirements may apply, including approvals for take-off and landing locations, zoning, and land use.
In order to achieve FAA certification, the performance, reliability and safety of eVTOL aircraft must be established, none of which can be assured. In particular, there is a risk that we will not obtain one or more certifications from the FAA that are required for ultimate commercial use of our aircraft, or that we will experience delays in receiving one or more of these certifications. Even if we obtain aircraft certifications, operators must receive regulatory approvals to operate eVTOL aircraft, and pilots must be licensed, which could further delay adoption and limit customer demand. Additional challenges to adoption include regulatory and licensing requirements, infrastructure readiness, market acceptance, and public perception of safety.
Existing laws, regulations and standards may apply to eVTOL aircraft, including standards those not originally intended for electric aircraft. The promulgation of additional federal, state, and local laws and regulations that address eVTOL aircraft more specifically, such as the operational regulations, or Special Federal Aviation Regulation (“SFAR”), adopted by the FAA in October 2024, could delay commercial launch or require us to modify our approach to certification. We have designed our aircraft to be certified under the current FAA regulatory framework and substantial regulatory changes could delay certification or require changes to our aircraft design or certification strategy, resulting in additional costs and delays. We are seeking certification of our aircraft in other countries, and evolving or uncertain foreign regulatory frameworks could delay these efforts.
There can be no assurance that the market will accept eVTOL aircraft, that we will be able to execute on our business strategy, or that our offerings utilizing eVTOL aircraft will obtain the necessary government approvals or succeed commercially. Public skepticism of this technology may be heightened and there could be negative public perception surrounding eVTOL aircraft, including the overall safety and the potential for injuries or death occurring as a result of accidents involving eVTOL aircraft, regardless of whether any involve us. Any of the risks could adversely affect our prospects, business, financial condition and results of operations.
Our future success depends on our senior management team and other highly skilled personnel and our ability to attract and retain these individuals.
Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel, including pilots, engineers and aircraft mechanics. In particular, we are dependent on the continued contributions of members of our management team. The loss of any key personnel could adversely affect our business and our ability to execute our strategy. Although we have entered into employment offer letters with certain key personnel, these arrangements are generally at-will and do not provide for any guaranteed term of employment.
Competition for highly skilled personnel is intense, particularly in the San Francisco Bay Area, and we may incur significant costs to attract and retain qualified individuals. We have experienced, and expect to continue to experience, difficulty in hiring and retaining qualified personnel, including due to industry-wide shortages of pilots and certified aircraft mechanics. Equity awards are an important component of our compensation strategy, and a decline in the perceived value of our equity could adversely affect our ability to attract and retain talent.
Operation of aircraft involves inherent risks, and any accident involving aircraft, including eVTOL aircraft, could result in losses, adverse publicity, and reputational harm.
The operation of aircraft involves various risks, and air transportation has and may in the future be impacted by accidents or other safety issues, regardless of whether they involve our eVTOL aircraft or third-party eVTOL aircraft. Air transportation hazards, such as adverse weather conditions, fire and mechanical failures, may cause injury or death, reducing confidence in a particular aircraft type or the industry as a whole, which could lead to a reduction in passenger volume. Safety statistics for air travel are reported by multiple parties, including the DOT and National Transportation Safety Board, and are often separated into categories of transportation. Because our aircraft may include multiple transportation methods, fliers may have difficulty assessing safety, and accident classifications could negatively affect perceptions of eVTOL aircraft and air taxi services.
Safety and reliability are critical for attracting and retaining customers. Failure to maintain satisfactory standards of safety and reliability could adversely impact our ability to attract and retain customers and expose us to negative publicity. Such incidents could involve employees, contractors, partners or third-party operators. Accidents, incidents, regulatory actions, or investigations involving our aircraft or those operated by others could result in reputational harm, legal liability, financial losses, or operational disruptions, which may not be fully covered by insurance. Events occurring in or near take-off and landing sites, such as vertiports, could also disrupt operations until the accident has been cleared and repairs or investigations are completed.
Additionally, the battery packs that we use in our aircraft and sell to third parties, use battery (including lithium-ion) cells, which on rare occasions, can rapidly release the energy by venting smoke and flames in a manner that can ignite nearby materials. While we have taken safety measures, battery failures could result in lawsuits, recalls, or costly redesigns, any of which would be time-consuming and expensive. Any incident involving battery cells, even if it does not involve our aircraft, or negative public perceptions about the suitability of lithium-ion cells for aerospace applications, could seriously harm our business.
From time to time, we and our manufacturing partners store battery cells (including lithium-ion cells), which if mishandled, could disrupt operation of our facilities or our manufacturers, cause manufacturing delays, create adverse publicity or trigger recalls. Safety incidents involving competitors, partners, or customers may also indirectly affect public confidence in our aircraft and the eVTOL industry generally.
We currently rely and will continue to rely on third-party partners to provide and store the parts and components required to manufacture our aircraft, and to supply critical components and systems, which exposes us to risks outside our control.
We depend on a limited number of suppliers and service providers, including single-source and custom manufacturers, for the parts, components and materials used in our aircraft. If any supplier or service partner is unable to meet demand due to supply chain disruptions, changes in their tax and government incentives, quality issues, natural or man-made disasters, climate events, trade restrictions, tariffs, sanctions, financial distress, or other causes, this could result in production delays, increased costs, delays to our certification timeline, product redesign, revenue loss, reduced competitive advantage, and reputational harm. Further, if we are unable to successfully manage our relationship with our suppliers or service providers, the quality and availability of our aircraft may be harmed. Replacing suppliers or qualifying alternative manufacturing capacity would be costly and time-consuming, and prolonged disruptions at the operations or manufacturing facilities of any supplier or service provider could adversely affect our operations and prospects.
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
We have entered into, and may continue to pursue, strategic relationships, joint ventures, minority investments, acquisitions, and licensing arrangements, including our previously announced partnership with Anduril to jointly develop a next generation aircraft for military applications, our acquisitions of certain intellectual property, manufacturing and other assets and our proposed manufacturing relationship with Stellantis. These arrangements expose us to risks including intellectual property leakage, counterparty non-performance, operational disruptions, cost overruns, reputational harm, and integration challenges.
Onboarding new strategic partners involves various inherent risks that could adversely affect our production capacity, product quality, and negatively impact revenue, margins and costs. Additionally, where our strategic relationships involve milestone-based payments or performance criteria, our operating results may vary significantly from quarter to quarter, and there can be no assurance that we or our partners will complete certain technical milestones or that partners will fulfill their payment obligations. Any reduction, delay or termination of expected funding from strategic partners could disrupt our development timelines, or materially impact our business and financial results.
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
There can be no assurance that we will identify or successfully execute future strategic opportunities. Acquisitions or licenses may require regulatory approvals, significant capital, management attention, and integration efforts, and may not result in anticipated benefits, and could expose us to unknown liabilities. If we are unable to successfully source and execute on strategic relationship opportunities in the future, our overall growth could be impaired.
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
We are party to certain purchase agreements to deploy Midnight aircraft and related technologies and services, including the United Purchase Agreement (as defined below) and contracts with USAF, that contain conditions with respect to the purchase of our aircraft or that require us to perform and deliver certain tests, certificates and other services. Payment obligations under the agreement with United Airlines Inc. (“United”) for the conditional purchase of up to $1.0 billion worth of aircraft, with an option for another $500.0 million worth of aircraft (as amended, the “United Purchase Agreement”), for example, are conditioned upon, among other things, us receiving certification of our aircraft by the FAA and further negotiation and reaching mutual agreement on certain material terms, such as aircraft specifications, warranties, usage and transfer of the aircraft, performance guarantees, delivery periods, most favored nation provisions, the type and extent of assistance to be provided by United in obtaining certification of the aircraft for its intended use, territorial restrictions, rights to jointly developed intellectual property, escalation adjustments and other matters. The obligations of United to consummate an order pursuant to the United Purchase Agreement will arise only after all such material terms are agreed by the parties. Payment obligations under the USAF Contracts are predicated upon, among other things, our ability to complete the design, development and ground test of our Midnight aircraft, our delivery of certain test reports and certificates, the receipt of an FAA Airworthiness Certificate, the development of pilot and maintenance training workshops, the completion of flight tests and the delivery of a certain number of our Midnight production aircraft. The obligations of the USAF to provide funding will arise only after a particular deliverable has been received and accepted by the USAF. Further, with respect to the United Purchase Agreement, in addition to other termination rights set forth in the United Purchase Agreement and the Collaboration Agreement with United (the “United Collaboration Agreement”), if the parties do not agree on such material terms, either party will have the right to terminate the agreements if such party determines in its discretion that it is not likely that such material terms will be agreed in a manner that is consistent with such party’s business and operational interests (as those interests may change from time to time). The USAF Contracts may be terminated by the USAF upon advanced written notice and may also be subject to stop orders issued by the USAF. If the United Purchase Agreement, the USAF Contracts or any future purchase agreements or contracts are canceled, modified or delayed, or otherwise not consummated, or if we are otherwise unable to convert our strategic relationships or collaborations into revenue, our prospects, results of operations, liquidity and cash flow will be affected.
Further, we are subject to counterparty risk with respect to our existing purchase agreements and may become further subject to such risk if and when we enter into additional purchase agreements, which could adversely impact our business, results of operations, financial condition and prospects. Our business is, and may in the future be, subject to the risks of non-payment and non-performance by our counterparties. Additionally, the availability of financing for the purchase of our aircrafts is based in part on our counterparties’ creditworthiness, and there can be no assurance that they will be able to secure financing from third parties.
We are in the early stages of developing our defense program and have not developed, and may be unable to develop a VTOL aircraft that meets the requirements of the defense industry, and we can provide no assurance that we will achieve some or any of the expected benefits of the program.
Our defense program is in its early stages and its success depends on a number of factors including, anticipating and addressing defense industry requirements, timely and successful research and development; effective pricing; demand forecasting, inventory management, controlling manufacturing and supply costs and quality and reliability of our aircraft. Our defense strategy may require us to work with prime contractors, joint venture partners, and other third parties, and our ability to achieve our objectives will depend in part on our ability to establish, manage, and maintain these relationships on commercially reasonable terms.
Unanticipated problems in developing aircraft for our defense program, including delays or performance failures by partners or suppliers, could also divert resources, delay development or enhancements of our aircraft and increase costs. Problems in the design or quality of our aircraft, including components provided by third parties may impact our business, reputation and customer demand.
If we fail to successfully manage our defense program, including our relationships with strategic partners, contractors and suppliers, and the development, manufacturing, and marketing our aircraft, we may incur higher than expected costs, weaker than anticipated demand for our defense program and aircraft, and changes in demand for our products and services, any of which can harm our business, financial condition, and operating results.
Some of the contract orders for our Midnight aircraft are with U.S. government entities, which are subject to unique risks.
We have purchase agreements with the USAF, a U.S. governmental organization, and may enter into contracts with other governmental organizations in the future. Sales to U.S. and foreign government customers involve unique risks, including:
•new or changes to regulations, could increase compliance costs, and payments may be withheld and/or future business reduced if we fail to comply with new or existing requirements;
•government demand and payment may be impacted by public sector budget cycles and funding approvals, with payment reductions or delays resulting from sudden, unforeseen and disruptive events such as government shut downs, governmental defaults on indebtedness, political changes, geopolitical conflicts, terrorism, natural disasters, or public health emergencies;
•governments routinely audit contractors, and any unfavorable audit could result in reduced or cancelled purchases, fines, or, if improper or illegal activities are identified, civil or criminal liability;
•governments may require certain products to be manufactured, sourced or offered solely in their country or in higher-cost locations and we may not be able to meet these requirements, affecting our ability to sell to such customers; and
•a government agency’s refusal to grant certain certifications or clearance or its determination that our products or services do not meet certain standards, may harm our reputation and negatively affect our relationships with other government agencies.

Any of these factors could delay or limit purchases from government customers and adversely affect our business and operating results.
Failure to comply with the debt covenants in our loan agreements could result in our inability to borrow additional funds and adversely impact our business.
Our outstanding credit agreements contain restrictive financial and operational covenants including covenants relating to our liquidity. As of December 31, 2025, we were in compliance with the applicable covenants under our credit facilities.
A covenant breach could accelerate repayment obligations, restrict additional borrowing, and adversely affect liquidity and operations, as well as our ability to pursue other business opportunities that we would otherwise consider in our best interests. In addition, our creditors could proceed against any loan collateral, which could adversely affect our operations,
Our business may be impacted by political and macroeconomic challenges, including the effects of inflation, volatile interest rates or an economic downturn or recession.
Political and macroeconomic conditions and related effects, such as inflation, interest rate volatility, trade and regulatory changes, tariffs, federal budget and debt ceiling uncertainty, banking sector instability, geopolitical conflicts, supply chain disruptions, and regional or global economic downturns, have affected and may continue to affect our business, strategy, financial condition, and results of operations. The existence of inflation in certain economies has resulted in, and may continue to result in, volatile interest rates and capital costs, supply shortages, increased costs of labor, components, manufacturing and shipping, as well as weakening exchange rates and other similar effects. Our mitigation efforts may be ineffective or delayed, and adverse conditions could materially harm our business, liquidity, and results of operation. Even if such measures are effective, there could be a delay between the adverse effect of macroeconomic conditions and the timing of when those beneficial actions impact our results of operations.
Our initial air taxi operations will be concentrated in a limited number of metropolitan areas.
We expect to initially launch our air taxi operations in limited jurisdictions subject to receipt of the necessary approvals, which will increase our exposure to localized infrastructure, regulatory, economic, weather, and operational risks of these jurisdictions. Any changes to local laws or regulations within these jurisdictions that affect our ability to operate or increase our operating expenses in these markets would have an adverse effect on our business, financial condition and operating results.
Disruption at the operations of our initial take-off and landing locations, including labor issues, utility or communications disruptions or outages, or challenges in obtaining charging infrastructure, could harm our business. Certain locations may impose restrictions on flight operations, including limits on takeoffs and landings, bans on eVTOL aircraft, new permitting requirements, changes to operating rules, or introduce or increase take-off and landing fees. These restrictions could adversely affect customer demand, as well as our business, financial condition, and operating results.
Our long-term success and ability to significantly grow our revenue will depend, in part, on our ability to differentiate our products and services from our competitors, establish and expand into international markets and/or expand market segments.
Our future results will depend, in part, on our ability to expand into international markets and additional market segments, such as defense or logistics/cargo. Entering into these international markets and market segments may require significant upfront investment, and expenses, and we may not be able to achieve our anticipated returns. Our international expansion will depend upon our ability to, among other things, obtain required government approvals, adapting to local market and technology requirements and, in some cases, working through joint ventures, minority investments, partnerships or co-marketing with established companies. If we are unable to identify suitable partners or negotiate favorable terms, our growth and market penetration may be limited.
Our ability to compete effectively depends on many factors, including: speed to market of our initial aircraft and UAM and other services, effective strategy and execution of aircraft and service offerings, product safety and performance, pricing, and quality of customer support. Competitors with greater scale, more established customer relationships, and resources could limit our market penetration.
If we experience harm to our reputation and brand, our business, financial condition and results of operations could be adversely affected.
Our reputation and brand are critical to our ability to attract customers, partners, talent, and investors. Negative perception of our technology, industry or our company may harm our reputation and brand, including as a result of:
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
•misconduct by employees, management, customers, or partners;
•actual or perceived disruptions or defects in our aircraft or technology, such as data security incidents, platform outages, payment processing disruptions or other incidents that impact the availability, reliability or security of our offerings;
•accidents or incidents involving aircraft operated by one of our commercial partners or another member of the aerospace industry;
•litigation, regulatory investigations or certification delays;
•our inability to operate our air taxi operations in the Los Angeles area and for use during the LA28 Olympic Games due to any potential delays in certification;
•perception of our treatment of employees, contractors, customers or our other business partners, including in response to political or social issues; or
•any of the foregoing with respect to our competitors, to the extent such resulting negative perception affects the public’s perception of us or our industry as a whole.
In addition, changes we make to improve offerings or balance stakeholder interests may be viewed positively by some and negatively by others, or by none. Failure to balance stakeholder interests or meet customer expectations could reduce adoption and materially harm our business.
Our business may be adversely affected by labor and union activities.
While none of our employees are currently unionized, many aerospace companies have unionized workforces, which can result in higher employee costs and increased risk of work stoppages. We also rely on other companies, such as suppliers and freight providers, that may have unionized employees, and strikes or labor disruptions at these companies could negatively affect our business, financial condition, or operations.
Our customer purchase agreements may include price escalation clauses, which could lead to losses if our costs rise faster than the agreed escalation rates.
Commercial aircraft contracts are often signed years before delivery. To account for economic changes during that period, prices usually include fixed amounts adjusted by escalation formulas based on labor, commodity, and other indices. Our revenue estimates assume certain escalation formulas, but the actual adjustments are outside of our control and can vary significantly, affecting revenue and operating margins. We can make no assurance that any customer, current or future, will exercise purchase options, fulfill existing purchase commitments or purchase additional products or services from us. The final terms and conditions of the United Purchase Agreement, including any price escalation clauses have not yet been determined, and there is no assurance that we will fully mitigate these risks.
We may fail to realize the anticipated benefits from our planned operations at Hawthorne Airport.
We believe that there are significant benefits that may be realized through our planned operations at Hawthorne Airport. However, the efforts to realize these benefits will be a complex process and may disrupt our existing operations if not implemented in a timely manner.
Failure to achieve the anticipated benefits from our planned operations at Hawthorne Airport could adversely affect our business, results of operations, or financial condition, decrease or delay any accretive effect of our acquisition of the Hawthorne Airport, divert the attention of certain personnel and management, adversely affect the price of our Class A common stock and cause our business to not perform as expected. In addition, while we expect key management that has, since 2005, operated the facilities we acquired at Hawthorne Airport to continue operating these facilities following the transaction, there can be no assurance that such individuals will continue to remain employed by us for any period of time. Our management has limited experience operating the properties and the aviation business that we have acquired. If we fail to effectively manage such businesses and the risks and challenges inherent therewith, we may not realize the anticipated benefits of our planned operations at Hawthorne Airport and our operating results and financial condition will be materially and adversely affected. Our ability to generate revenue from these assets will depend, in part, on our abilities to attract and maintain customers to use the airport and hangar facilities and integrate the property into our planned infrastructure for our anticipated air taxi operations.
We are also planning on completing certain capital projects at Hawthorne Airport, including preparing the site for planned air tax operations in the Los Angeles area and for use during the LA28 Olympic Games. The estimated costs of, and the projected schedule for, our planned capital projects are subject to a number of uncertainties. Our ability to complete these projects within budgets and on expected schedules may be adversely affected by various factors including, but not limited to: errors in our estimated costs and projected schedule; design and engineering errors; cost increases because of demand for labor and materials; cost increases due to instituted or proposed changes in trade policies; contractors’ difficulty in predicting costs over a lengthy construction period; changes to the scope of the projects; material and/or labor shortages; adverse weather conditions; contractor defaults and bankruptcy; labor disputes; unanticipated levels of inflation; litigation; certification, licensing, or permitting denials or delays; other regulatory impediments; and environmental issues. We expect to complete the redevelopment of up to 200,000 square feet of hangar space and to build a planned advanced air mobility center of excellence. Eventually, we aim to develop Hawthorne Airport into an AI-powered operations platform with such features as AI-powered air traffic coordination, AI-coordinated ground operations for managing aircraft, crews and turns, VR-based flight simulation with adaptive AI feedback, operational forecasting driven by AI models, machine learning to detect maintenance needs and biometric and AI-enabled screening for more seamless and secure boarding. These efforts to build the airport of the future, including our plans to use Hawthorne Airport as a innovation hub for the next generation of AI-based aviation technologies, will require significant additional capital and other resources for implementation and may require additional authorization from federal, state, or local regulators. If we are unable to access such capital, obtain the necessary regulatory approval, or develop the proper AI models to support this AI-powered operations platform, we may not be able to realize our long term plan for Hawthorne Airport.
Our operations at Hawthorne Airport subject us to additional federal and state regulations that may result in additional costs.
Our operations at Hawthorne Airport subject us to additional regulatory requirements and compliance with those requirements could result in additional costs. For example, the FAA, from time to time, issues directives and other regulations relating to the management, maintenance, operation, and use of airport facilities. Compliance with those requirements may cause us to incur significant expenditures.
In addition, the City of Hawthorne is subject to its own regulatory and contractual obligations as the owner and operator of Hawthorne Airport. The City of Hawthorne has entered into agreements with the FAA or its predecessor agencies that govern, among other things, how the city may operate and manage Hawthorne Airport and use airport revenue. If the FAA were to determine that the City of Hawthorne is noncompliant with any of those agreements, the FAA could order the city to remedy such noncompliance, including in ways that could materially limit our business operations at Hawthorne Airport or the value of our investment in the airport’s facilities or services. Additionally, if the FAA found the City of Hawthorne noncompliant with any of those agreements, the FAA could withhold future federal airport grants from the city until the FAA determines that the city has achieved compliance. Such withholding could reduce the funds available for maintenance or improvement of Hawthorne Airport infrastructure, including runways and taxiways, on which we or our tenants at the airport may rely for our respective operations.
Caltrans separately regulates aspects of Hawthorne Airport’s maintenance and operations, primarily to ensure airport safety, and Caltrans regularly inspects the airport for compliance with federal and state requirements. If Caltrans were to find the airport noncompliant with those requirements, it could direct the City of Hawthorne to remedy such noncompliance. Those remedies could limit our use or development of facilities at Hawthorne Airport or require the airport’s tenants, including us or our subtenants, to pay higher or additional fees to subsidize any required remedial measures.
The aviation business is subject to numerous, often-stringent federal, state, local, and foreign laws, regulations, and ordinances relating to the protection of the environment and noise, including those relating to emissions to the air, discharges, and the use, management, disposal, and release of, and exposure to, hazardous substances and waste materials. There is increasing litigation and regulatory focus in the U.S. concerning the potential health hazards of per- and polyfluoroalkyl substances (“PFAS”), a group of chemical compounds that have been used in various applications, including in firefighting foam at some airports. We have no knowledge of PFAS use or contamination at Hawthorne Airport, but we have no basis to determine whether any airport users have dispensed PFAS-containing firefighting foam or other products at Hawthorne Airport in the past. If PFAS contamination were found at Hawthorne Airport, we could be subject to liability or be required to undertake environmental remediation that could prove costly and materially impact our operations at the airport. In addition, Hawthorne Airport may be required to comply with Title III of the ADA to the extent that it is considered a “public accommodation” as defined under the ADA.
Our master ground lease with the City of Hawthorne for the property on which Hawthorne Airport is located may not be renewed or may be amended on unfavorable terms, potentially limiting our operations and increasing costs.
We do not own the property on which Hawthorne Airport is located. Instead, we have assumed an existing master ground lease with the City of Hawthorne that gives us the right to manage and sublease most of the airport’s commercial and hangar facilities consistent with city approvals and subject to FAA requirements. The remaining term of that master ground lease runs through 2055. The master ground lease contains provisions for a fixed rate increase over the life of the lease on the rent to be paid to the City of Hawthorne. The city authorities may choose not to renew a lease at all or to only renew the lease on terms that are unfavorable to us. At the conclusion of a lease, we may be required to participate in a bidding process to renew the master ground lease, which could require unanticipated capital spending and could divert management’s attention during the pendency of the process.
In addition, our master ground lease at Hawthorne Airport is subject to the City of Hawthorne’s airport grant agreements with the FAA. If the FAA were to find the master ground lease in conflict with any such grant agreement, the FAA could require the City of Hawthorne to amend the master ground lease to resolve the conflict. Such an outcome could materially limit our use of the master ground lease or otherwise materially limit the value of the master ground lease to us.
The final terms of our proposed manufacturing relationship with Stellantis and its affiliates remain uncertain and are subject to the negotiation of definitive documentation.
We entered into a Memorandum of Understanding effective November 1, 2024 with FCA US LLC, a wholly-owned subsidiary of Stellantis, containing additional detail regarding the terms of the planned manufacturing relationship with Stellantis. We have not yet executed the final agreement and there is no assurance that we will execute the agreement in the near term or at all.

Failure to maintain effective internal controls and disclosure controls could materially harm our business, operating results, and financial condition.
Ineffective controls could lead to inaccurate financial reporting, regulatory noncompliance, restatements, fraud, or loss of investor confidence, which could negatively affect our reputation and the market price of our Class A common stock. Our controls may become inadequate due to changes in our business, and control weaknesses have been identified in the past and may be identified in the future, including through adverse findings by our independent registered public accounting firm. Our independent registered public accounting firm has in the past or may in the future issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Compliance with public company reporting requirements, including Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), requires significant management time, resources, and expense, and may divert attention from our core business and increase operating costs.
Public health threats, including epidemics and pandemics, could materially harm our business, prospects, financial condition, and operating results.
We face various risks related to public health issues, including epidemics, pandemics and other outbreaks that could significantly harm our operations and financial results. Such events may disrupt manufacturing, supply chains, and operations, as seen during COVID-19. The impact and duration of these risks are highly uncertain and depend on factors such as severity, government responses, and the pace of economic recovery. Even after these events subside, we may continue to experience adverse effects, including ongoing supply chain disruptions.
A major health or safety incident could adversely affect our reputation, business and results of operations.
Manufacturing lines, airports, and aviation infrastructure are inherently dangerous, and operating in this industry involves certain inherent health and safety risks. Given the regulatory requirements governing health and safety, as well as our operations at Hawthorne Airport and other sites, maintaining strong health and safety performance is critical to the success of all aspects of our business.
Any failure in health and safety performance, whether at our own facilities or those of our contract manufacturers and suppliers, may result in penalties for non-compliance with applicable laws or regulations, regulatory investigations, or litigation. A major or significant health and safety incident could also result in substantial costs, generate negative publicity, and materially harm our reputation and relationships with regulators, governmental authorities, and local communities. Such impacts could have a material adverse effect on our business, and results of operations.
Failure to comply with aviation and eVTOL-related laws and regulations could materially harm our business, financial condition, and operating results.
Our aircraft, UAM operations, and other services are subject to extensive and evolving regulation, including aircraft certification, production certification, passenger and flight operations, airspace use, safety, security, and infrastructure requirements. For example, in October 2024, the FAA published the operational regulations, or SFAR, for eVTOL aircraft. Any other regulatory changes or revisions could delay our ability to obtain type certification, and could delay our ability to launch our UAM and other services.
Rigorous testing and the use of approved materials and equipment are among the requirements for achieving aircraft certification with the FAA and other comparable regulators. Our failure to obtain or maintain certification for our aircraft or infrastructure would have a material adverse effect on our business and operating results. We will also need to obtain and maintain operational authority necessary to provide our envisioned UAM and other services. A transportation or aviation authority may determine that we cannot manufacture, provide, or otherwise engage in those services as we have contemplated. The inability to implement our envisioned services could adversely affect our results of operations, financial condition, and prospects.
Compliance is costly and time-consuming, and regulatory changes could delay certification, limit operations, postpone or restrict operations and increase costs. If we fail to obtain or maintain required certifications or operating approvals, or if laws change in ways that make compliance impractical or prohibitively expensive, our business and prospects could be adversely affected. As we expand internationally, we will face additional complex regulatory requirements, which could further restrict our operations and increase costs.
Our business and reputation are impacted by information technology system failures and network disruptions.
We and our global supply chain rely on complex information technology systems and are exposed to information technology system failures or network disruptions caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, ransomware or other cybersecurity incidents, or other events or disruptions. These incidents could disrupt our operations; result in the loss, theft or misuse of intellectual property; compromise sensitive, personal or confidential information; jeopardize facility or aircraft security; or impair the performance of aircraft systems and software.
We collect, store, transmit and otherwise process data from our aircraft, customers, employees and others, including personal information or confidential or proprietary information. We also work with partners and third-party service providers or vendors that collect, store and process such data on our behalf and in connection with our aircraft Although we have implemented security controls, there can be no assurance that our security controls or those of our partners and vendors will prevent all security breaches. A data breach or cybersecurity incident could result in contractual liability, regulatory penalties, remediation costs, loss of customer trust, and reputational damage.
Our aircraft and operational systems have avionics and flight control software services and functionality that utilize data connectivity to monitor aircraft performance and to enhance safety and preventative maintenance. Disruptions, vulnerabilities, unauthorized access, or misuse of these systems and software could negatively affect aircraft performance, safety, operations, and customer acceptance. We intend to use our avionics and flight control software and functionality to log information about each aircraft’s use in order to aid us in aircraft diagnostics and servicing. Our customers may object to the use of this data, and applicable laws may restrict data use, retention, or cross-border transfers, increasing compliance costs and limiting operational flexibility.
Our aircraft contain complex information technology systems and built-in data connectivity to share aircraft data with ground operations. We plan to design and implement security measures to protect these systems, they may be vulnerable to unauthorized access, data breaches or cybersecurity incidents. A significant breach of our third-party partners’, service providers’ or vendors’ or our own network security and systems could adversely affect our business and prospects, including possible fines, penalties and damages, reduced customer demand, and reputational harm.
Developing, expanding and upgrading our information technology systems involve inherent risks that could disrupt key business processes, including data management, procurement, production, finance, and supply chain. These risks could impair our ability to manage our data and inventory, procure parts, manufacture, deploy, deliver and service our aircraft, protect intellectual property and comply with legal and contractual requirements. Failure in our systems or those of third-party vendors or suppliers could disrupt our operations and financial reporting, expose intellectual property and require us to expend significant resources to make corrections or find alternative sources for performing these functions.
Cybersecurity threats are evolving rapidly, including phishing, social engineering, and sophisticated attacks by nation-state or state-sponsored actors, particularly during geopolitical conflicts. Laws, regulations, and industry standards governing cybersecurity, data protection, and software security continue to evolve globally, which may increase compliance obligations and costs. Breaches may require disclosure to affected individuals, regulators, or other stakeholders, which could harm our reputation, erode customer trust, and result in substantial remediation expenses. While we maintain cybersecurity insurance, coverage may be insufficient or unavailable for certain claims, and large claims could exceed coverage, increase premiums, or reduce insurance availability, adversely affecting our business and financial condition.
Failure to comply with laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current laws and regulations or the enactment of new laws or regulations in these areas, could adversely affect our business and our financial condition.
We are subject to numerous U.S. and foreign laws, regulations, contractual obligations and industry standards relating to privacy, data protection, and consumer protection, including the California Consumer Privacy Act and the European Union and U.K. General Data Protection Regulations. These laws govern the collection, storage, retention, protection, use, processing, transmission, sharing and disclosure of personal information and impose obligations such as security safeguards, breach notifications, and rights for individuals to access or control their data. Compliance can be resource-intensive and we may need to implement additional policies, systems, and controls. Non-compliance by us or our third-party vendors, can result in civil or criminal liability, regulatory investigations, fines or penalties, private litigation, and reputational harm.
The regulatory landscape is rapidly evolving. In the U.S., many states have enacted or are considering comprehensive consumer privacy laws, and federal regulatory authorities such as the Federal Trade Commission and state attorneys general continue to interpret and enforce consumer protection and data privacy requirements. Internationally, new cross-border data transfer frameworks, local storage requirements, and differing regulatory interpretations may increase operational complexity, compliance costs, and risk of enforcement. The scope and interpretation of the laws are often uncertain and may be inconsistent across jurisdictions.
We publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information and/or other confidential information. Although we endeavor to comply with these policies, we may at times fail or be perceived to have failed to do so. Moreover, despite our efforts, we may not achieve compliance if employees, contractors, service providers or vendors fail to comply with these policies. Such failures can subject us to potential regulatory action if we are found to be deceptive, unfair, or misrepresentative of our actual practices. Claims alleging violations of privacy rights, data protection laws or applicable privacy notices, even if we are not found liable, could be expensive and time-consuming to defend and result in adverse publicity.
Our investment in AI initiatives and use of AI exposes us to risk, which could adversely affect our reputation, business, operating results, and financial condition.
We are making investments in AI initiatives, including with respect to our services and technologies at Hawthorne Airport. AI technologies are complex and rapidly evolving, and we are subject to an evolving regulatory landscape. Our efforts to incorporate AI may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, operating results and financial condition. For example, AI models, training data, outputs, or applications may be inaccurate, biased, harmful, or non-compliant with current or future laws and regulations, including those relating to aviation safety, consumer protection, intellectual property, and privacy, and may expose us to litigation or regulatory liability. Moreover, our use of third-party AI models relies on safeguards implemented by their developers, including with respect to data quality, accuracy, and bias, and these safeguards may be insufficient.
If our AI initiatives result in unintended or controversial outcomes because of their impact on human rights, privacy, employment, or other social, economic, or political issues, or if we fail to maintain effective governance, policies, and controls over AI development and use, we may suffer reputational harm, loss of customer trust, competitive disadvantage, or legal liability. Moreover, our competitors may introduce AI-enabled products or services that achieve greater market acceptance than ours. In our industry, failures, errors, or vulnerabilities in AI systems used in safety, security, or mission-critical workflows (including adversarial attacks, model drift, hallucinations, or data leakage) could result in safety incidents, operational disruptions, service delays, or grounding, and may delay or prevent regulatory approvals or certifications, trigger investigations or enforcement by aviation authorities, increase compliance costs, or expose us to product liability and contractual claims. We may also become subject to new or expanded regulatory and industry requirements, which could require changes to our systems, increase compliance costs, or limit certain uses of AI.
We may also face requirements under emerging AI and safety regulations and sector standards that could necessitate changes to our systems and processes or limit certain uses of AI. Our insurance coverage may not extend to all AI-related risks or losses. Any of these factors could adversely affect our business, operating results, and financial condition.
Our current international operations and our expansion plans could subject us to political, operational and regulatory challenges.
We sell our aircraft and are developing UAM operations outside the United States, and we are continuing to expand our international operations as part of our growth strategy. For example, we have established relationships with suppliers and potential partners in select international markets and have begun working with regulators in other countries to pursue commercialization opportunities in those markets. International operations are subject to risks such as differing or more stringent regulations, political or economic instability, cross-border tensions, import/export compliance, tariffs, trade barriers, privacy and data protection requirements, weaker intellectual property protection, overlapping tax regimes, information security, labor and employment matters, and anti-corruption or anti-bribery liabilities.
Our business is also subject to stringent U.S. import and export control laws and sanctions, which may include the Export Administration Regulations (“EAR”), the International Traffic in Arms Regulations, and economic sanctions administered by the Treasury Department’s Office of Foreign Assets Control. Compliance requires licenses and controls on technology transfers, and changes in laws, classifications, or policies could restrict operations, delay commercialization, impact our ability to compete successfully, or lead to penalties, debarment, or reputational harm. Changes in U.S. trade control laws and regulations, or reclassifications of our products or technologies, may restrict our operations.
Recent and potential changes in U.S. and foreign trade policies, including tariffs, trade restrictions, and renegotiation or termination of trade agreements, have increased uncertainty and affected the pricing and availability of our products and components. Retaliatory tariffs, further increases in U.S. tariffs, and ongoing trade uncertainties may adversely affect demand for our aircraft and services. Certain aircraft components are difficult or impossible to source domestically. As a result, changes in trade conditions could increase our costs, disrupt supply chains, require significant management attention, and harm our business and operating results if not effectively managed.
Our aircraft operations and infrastructure may be affected by adverse weather and other factors.
Adverse weather conditions,, such as storms, floods, fires, high winds, extreme heat,and other climate-related events, could impact our aircraft operations, infrastructure, and financial results. These risks may include damage to facilities or assets, flight cancellations or delays, reduced aircraft availability, increased regulatory or reporting requirements, reputational effects, and costs to enhance climate resiliency. In addition, adverse weather and operational constraints, including airspace congestion, vertiport availability, and local limits, could reduce aircraft utilization and adversely affect our efficiency and ability to scale. We cannot predict the materiality of any potential losses or costs associated with these factors.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain additional executive management and qualified board members.
As a public company, we are required to comply with a number of laws and regulations such as the Exchange Act, Sarbanes-Oxley Act, Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and NYSE listing standards. Compliance with these rules and regulations has increased, and will continue to increase, our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. Changes in laws or their interpretation could further increase costs, create uncertainty, or lead to legal action. We may also face higher insurance costs and challenges attracting qualified board members and executives.
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
We may face legal proceedings, which can be costly and time-consuming.
Pending legal proceedings and other future legal proceedings against us or our employees, regardless of outcome or merit, could be time consuming and expensive to defend or resolve, result in substantial diversion of management and technical resources, delay or prevent commercialization of our aircraft, harm our reputation, or require us to stop using certain intellectual property. In the event of an adverse outcome of litigation, we may have to cease developing and/or using the asserted intellectual property, which could significantly adversely impact our business, financial condition, or results of operation.
Our business may be adversely affected if we are unable to protect our intellectual property rights from unauthorized use by third parties.
Protecting our patents, trade secrets, trademarks, copyrights, and other intellectual property is critical to maintaining competitive advantage. Our success depends, at least in part, on our ability to protect our key technology and intellectual property and to maintain access to intellectual property licensed or acquired from third parties. We will rely on a combination of patents, trade secrets (including know-how), employee and third-party non-disclosure agreements, copyrights, trademarks, intellectual property licenses and other contractual rights to establish and protect our rights in our technology. However, the measures we take may not be effective for various reasons, including: patent applications may not be granted and issued patents may be challenged, invalidated or found too narrow to fully protect our proprietary rights; employees or business partners may breach their confidentiality, non-disclosure and non-use obligations to us; third parties may independently develop similar technologies or design around our patents; and costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make enforcement impracticable. We also depend on intellectual property that we license or otherwise acquire from third parties. These arrangements may limit our rights to use, modify, sublicense, or commercialize such intellectual property, may contain obligations that increase our operating costs, and may be subject to termination under certain conditions. If these licenses or other agreements are terminated, restricted, or not renewed on favorable terms, or if we are unable to obtain or maintain necessary licenses on commercially reasonable terms, we may be required to redesign our products, delay development or commercialization, or incur substantial additional costs, any of which could materially adversely affect our business.

Also, while we have registered and applied for trademarks in an effort to protect our investment in our brand and goodwill with customers, competitors may challenge the validity of those trademarks and other brand names in which we have invested. Such challenges can be expensive and may adversely affect our ability to maintain the goodwill gained in connection with a particular trademark. Further, intellectual property laws differ across countries and to the extent we expand our international activities, our exposure to unauthorized use of our technologies and proprietary information may increase. Protecting our intellectual property abroad may require the attention of management significant resources, including litigation, and may not always succeed.
Our certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions, fiduciary claims, and certain other lawsuits be brought only in the Delaware Court of Chancery, or in U.S. federal courts for Securities Act claims.
Our amended and restated certificate of incorporation requires, unless we agree otherwise in writing, that certain lawsuits brought by stockholders be filed only in the Delaware Court of Chancery or, for claims under the Securities Act, in federal district courts. This applies to derivative actions, fiduciary duty claims, claims under Delaware law or our governing documents, and other matters related to our internal affairs. Anyone who owns or acquires our stock is deemed to consent to this provision.
This forum selection may limit stockholders’ ability to choose a preferred court for disputes and could discourage lawsuits. However, there is no assurance that a court would enforce the choice of forum provision contained in our amended and restated certificate of incorporation. If a court were to find such provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.
Certain of our warrants are classified as liabilities and changes in their value could materially affect our financial results.
On April 12, 2021, the staff of the SEC expressed its view that certain terms and conditions common to special purpose acquisition company (“SPAC”) warrants may require liability classification. As a result, our public and private placement warrants were classified as derivative liabilities at fair value, with changes in fair value reported in its statement of operations for each reporting period. See Note 11 - Warrants in the accompanying notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report for additional information about our public and private placement warrants. Accounting Standards Codification (“ASC”) 815-40 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in the consolidated statements of operations. Because these warrants are remeasured each reporting period, our financial results may fluctuate quarterly due to factors beyond our control, which could be material non-cash gains or losses.
Evolving scrutiny and expectations from regulators and stakeholders regarding our environmental, social and governance (ESG) practices and value proposition could adversely affect our business, brand and reputation.
Evolving expectations from investors, regulators, customers, employees, and other stakeholders regarding ESG practices could affect our business and reputation. If our ESG practices, disclosures, or goals do not meet expectations or comply with regulations, we may face litigation, regulatory enforcement, or criticism. Failures—or perceived failures—could harm our brand, employee retention, and willingness of customers and third parties to work with us. Changes in ESG reporting frameworks, negative public perception, or increased compliance costs could divert management attention and negatively impact our business.
New accounting standards or changes in interpretation could adversely affect our financial results.
Changes in accounting standards or varying interpretations of existing or new accounting pronouncements could adversely affect our financial results. Significant costs may be required to comply with these changes, and misalignment of systems or processes could delay reporting or affect internal controls. Management judgments and assumptions based on these standards may differ from actual outcomes, potentially causing operating results to fall below guidance or analyst expectations, which could lower our stock price.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2025, we had approximately $1,372.4 million and $146.8 million of federal and state net operating loss carryforwards (“NOLs”) and $77.2 million and $45.0 million federal and state research and development tax credits. Federal NOLs after 2017 may be carried forward indefinitely but are limited to 80% of the excess, if any, of current year taxable income (without regard to deductions). Our ability to use NOLs and other tax attributes may be limited by “ownership change” rules under Sections 382 and 383 of the Internal Revenue Code or similar state laws, including past or future stock ownership changes beyond our control. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use all or a material portion of our net operating losses and other tax attributes, which could have an adverse impact on our business, financial condition and results of operations.
New or revised tax laws could materially affect our business, cash flows, or financial results.
New tax laws, statutes, rules, regulations or ordinances could materially affect our business, cash flows, or financial results. Existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. Changes in corporate tax rates, the realization of net deferred tax assets, taxation of foreign earnings, and expense deductibility could result in significant one-time charges, and could increase our future U.S. tax expense.
Risks Related to Ownership of Our Securities
The price of our Class A common stock and warrants may be volatile, and you could lose all or part of your investment.
The price of our Class A common stock and warrants may fluctuate due to various factors, including changes in macroeconomic, geopolitical, market, and industry conditions; volatility in interest rates, inflation, and currency exchange rates; supply chain disruptions; political events, regulatory developments, and acts of war or terrorism; our financial performance and guidance relative to expectations; actions by us or our competitors; strategic transactions and capital commitments; changes in management; declines in equity markets generally; future issuances or sales of our securities; investor sentiment; litigation or regulatory investigations; accounting changes; actions by significant stockholders; and other events beyond our control.
In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and management attention from our business regardless of the outcome of such litigation.
We may be required to take write-downs or write-offs, or incur restructuring, impairment or other charges that could significantly harm our financial condition, results of operations and the price of our Class A common stock, potentially causing you to lose some or all of your investment.
Factors outside of our control may, at any time, arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure operations, or incur impairment or other charges. resulting in reporting losses. Even if these charges are non-cash and do not immediately affect liquidity, they could contribute to negative market perceptions and may make it more difficult or expensive to obtain financing.
There is no assurance we will maintain compliance with NYSE continued listing standards. If we fail to meet these requirements, the NYSE could delist our securities, limiting investors’ ability to trade them and imposing additional trading restrictions.
Our Class A common stock and public warrants are listed on the NYSE under the symbols “ACHR” and “ACHR WS.” If delisted and we cannot list on another national exchange, our securities may trade over-the-counter, which could result in: limited market quotations for our securities, reduced liquidity, classification of our Class A common stock as a “penny stock” triggering stricter broker rules and potentially lower trading activity, reduced news and analyst coverage, and decreased ability to issue additional securities or raise financing.
Our Class A common stock price and trading volume may be affected by industry and financial analysts’ reports.
If analysts fail to cover us, downgrade us or our sector, or publish inaccurate or unfavorable research, our stock price could decline. In addition, some financial analysts may have limited expertise with our model and operations. Losing analyst coverage could reduce market visibility and further impact stock price and trading volume.
We do not expect to pay cash dividends on our Class A common stock in the foreseeable future. We intend to retain any earnings to fund the growth and development of our business, and as a result, investors may not receive a return on their investment unless they sell their shares, and the value of our common stock may not appreciate.
Future sales, or perceived future sales of our Class A common stock by us or our stockholders could reduce our stock price.
Sales or perceived sales of our Class A common stock by us or other stockholders could also reduce stock price and make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. All shares that were registered on our registration statement on Form S-4, which was declared effective on August 11, 2021, are freely tradable without restriction by persons other than our “affiliates,” (as defined under Rule 144 of the Securities Act (“Rule 144”)), including our directors, executive officers and other affiliates. Some stockholders are contractually restricted from selling shares for a specified period or have rights, subject to some conditions, to require us to file registration statements for the public resale of shares of Class A common stock or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.

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
We have an aggregate of 25,394,997 public and private placement warrants, which entitle the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per whole share, subject to adjustment. These public and private placement warrants expire in September 2026. Moreover, as of December 31, 2025, we have an additional 19,340,138 outstanding private warrants issued to certain parties, 8,200,162 of which remain subject to vesting conditions. Exercise of these warrants will dilute existing stockholders and increase the number of shares in the public market.
Shares reserved for issuance under our equity incentive plans will also become eligible for public sale once issued, subject to vesting provisions, and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. We have filed, and will continue to file, Form S-8 registration statements to register these shares, making them available for sale in the open market.
We have and may issue our securities as consideration for services and in connection with investments or acquisitions. Such issuances could significantly dilute existing stockholders and increase the number of shares available in the public market.
Anti-takeover provisions in our governing documents could delay or prevent a change of control.
Certain provisions of our amended and restated certificate of incorporation and bylaws have anti-takeover effects and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control, even if such transaction may benefit stockholders or offer a premium for their shares.
These provisions provide for, among other things: the board of directors’ ability to issue one or more series of preferred stock, a classified board, advance notice requirements for director nominations and stockholder proposals at annual meetings, limits on calling special stockholder meetings, limits on stockholder action by written consent; and our board of directors has the authority to adopt, amend or repeal our amended and restated bylaws.
These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the offer might be considered beneficial by many of our stockholders, which could limit stockholders’ ability to obtain a premium for their shares. They could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choice or influence other corporate actions.

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
Risk Management and Strategy
We maintain a cybersecurity risk management program to assess, identify, and address significant cybersecurity risks, incorporating them into our broader enterprise risk management processes. Our program is guided by recognized industry standards and is designed to be risk-based and adaptable as our business, technology, and threat landscape evolve. We rely on a combination of internal resources and, when appropriate, third-party service providers to support activities such as security assessments, vulnerability detection, and testing.
Key elements of our cybersecurity program include:
•Risk assessment and prioritization processes aim to identify cybersecurity risks, including those related to third-party service providers, and to facilitate remediation planning and tracking.
•Employee security awareness and training are designed to improve cybersecurity hygiene and help employees recognize and report suspected threats, such as phishing and social engineering.
•Technical and administrative safeguards to minimize the likelihood and impact of cybersecurity incidents, including endpoint security, identity and access management, and network protection.
•Monitoring and detection practices, including the use of security tooling and, when appropriate, third-party services, are designed to help identify indicators of compromise and support response activities.
•Incident response processes designed to support investigation, containment, remediation, recovery, and escalation, including consideration of cybersecurity incident materiality and related disclosure requirements.
Cybersecurity Service Providers and Third-party Consultants. In addition to our internal cybersecurity team, we engage cybersecurity consultants and other third parties to assess and enhance our information security practices. These third parties conduct assessments, penetration testing, and vulnerability assessments to identify weaknesses and recommend improvements. We also utilize third-party tools and technologies to support our efforts to enhance our cybersecurity functions.
Governance
The Audit Committee of our Board of Directors provides oversight of cybersecurity risks and receives updates from management on cybersecurity matters.
The Chief Information Security Officer (“CISO”) and management team are responsible for the day-to-day operation of our cybersecurity program, including assessing and managing material risks from cybersecurity threats and reporting relevant matters to the Audit Committee and, as appropriate, the full Board.
We may engage third-party service providers and consultants to assist with aspects of our cybersecurity program, and management oversees these relationships consistent with our risk management practices.
In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. For additional discussion of cybersecurity risks, see the section entitled “Risk Factors — Our business and reputation are impacted by information technology system failures and network disruptions.”
Item 2. Properties
We lease our headquarters in Silicon Valley, California, as well as additional offices, research and development facilities in the San Francisco Bay Area and Huntington Beach, flight test facilities at Salinas Municipal Airport in Salinas, California, and

high-volume manufacturing facilities in Covington, Georgia. We also lease the site on which the Hawthorne Airport is located from the City of Hawthorne, California. We believe our existing leased properties are in good condition and suitable for the conduct of our business.
Item 3. Legal Proceedings
For a description of our material pending legal proceedings, see Note 7 - Commitments and Contingencies in the accompanying notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report, which is incorporated herein by reference. From time to time, we may bring or be subject to other legal proceedings and claims in the ordinary course of business. While management currently believes that resolving claims against us, individually or in aggregate, will not have a material adverse impact on our financial position, results of operations or statement of cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. If an unfavorable final outcome were to occur, it may have a material adverse impact on our financial position, results of operations or cash flows for the period in which the effect can be reasonably estimated.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our Class A common stock and warrants trade on the New York Stock Exchange under the symbols “ACHR” and “ACHR WS”.
Holders of Record
As of February 25, 2026, there were 70 stockholders of record of our Class A common stock. The actual number of holders of our Class A common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
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
The following graph compares the cumulative total stockholder return of our Class A common stock of $100 invested in our Class A common stock as of September 16, 2021, the Closing Date of the Business Combination, through December 31, 2025 to the Russell 2000 Index and S&P Aerospace & Defense Select Industry Index.

Recent Sales of Unregistered Securities
None.

Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related accompanying notes included elsewhere in this Annual Report. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 28, 2025, for a comparison of our results of operations for the years ended December 31, 2024 and 2023. The following discussion includes forward-looking statements, which are based on our current expectations and beliefs concerning future developments and the potential effects of such developments on us. There can be no assurance that future developments affecting us will be those that we have anticipated. See the section titled “Special Note Regarding Forward-Looking Statements” in this Annual Report. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those set forth in Part I, Item 1A, “Risk Factors” in this Annual Report.
Overview
Archer is developing the technologies and aircraft to power the future of advanced aviation. We are building a platform to deliver advanced aircraft, technologies and services to customers worldwide across commercial and defense sectors.
Midnight is our eVTOL aircraft purpose-built for air taxi operations globally. To prepare for commercial operations, we are working with aviation authorities, governments, and strategic partners in key U.S. and international markets to certify Midnight and build out air taxi networks. These planned networks will connect major population and business centers with key transportation hubs in select metropolitan areas through partnerships with airline operators to integrate eVTOL flights into passenger journeys and collaborations with infrastructure partners to develop vertiports.
•In the U.S., we have applied to participate in the eIPP, a White House initiative to accelerate air taxi deployments in American cities. We have partnered with cities across California, Florida, Texas, Georgia, and New York on multiple applications to launch initial air taxi operations under the eIPP later this year. As part of broader commercialization strategy in the U.S., we recently acquired control of the Hawthorne Airport located near Los Angeles International Airport and Downtown Los Angeles. We plan for the airport to serve as the operational hub for our Los Angeles network and an innovation hub for developing and commercializing next-generation AI-powered aviation technologies.
•Outside the U.S., through our Launch Edition program, we are offering aircraft, technologies, and services to governments and customers to support the commercialization of Midnight in select international markets with the UAE leading the way. In the UAE, we have been working closely with the country’s federal aviation regulator, the GCAA, over the past year to establish the optimal regulatory pathway for commercial operations. Following hot weather flight testing last year, we are on track to deliver additional Midnight aircraft this year in preparation for initial passenger operations and are working with strategic partners to build out a vertiport network across Abu Dhabi and the country.
Our commercial readiness progress is driving growing global demand across Europe, Middle East, Africa and Asia-Pacific for this new category of transportation.
We are also advancing a dual-use hybrid-electric, autonomous vertical take-off and landing (“VTOL”) aircraft platform for both defense and commercial customers. Through our strategic partnership with Anduril Industries Inc. (“Anduril”), this aircraft platform is intended to meet the vertical lift needs of the U.S. and its Allies for decades to come. For commercial customers, that aircraft can be tailored for cargo and medical evacuation.
We are currently scaling production of our aircraft and electric powertrain at our "golden manufacturing lines" in Silicon Valley and our high-volume facility in Georgia to support certification and early commercial deployments.
We are also developing artificial intelligence (AI) and autonomy technologies to support the advancement of our air traffic control system from concept to a scalable reality.
Our Planned Lines of Business
By maintaining an innovative and disciplined approach to new product and service development, manufacturing, and commercialization we believe that we can deliver advanced aviation technologies and solutions that can service a broad range of industries and use cases. We intend to operate in the following areas:
•Commercial: This is planned to consist of the sale of our commercial aircraft and related technologies and services, as well as providing direct-to-consumer air taxi services in select metropolitan areas worldwide.
•Defense: This is planned to consist of the sale of next-generation aircraft and related technologies for defense applications. Our initial product is intended to be the hybrid-electric VTOL aircraft discussed earlier that we are jointly developing with Anduril. Our team is advancing opportunities around at how we can bring the proprietary technologies we’ve built for our commercial aircraft to defense applications, such as our electric battery pack and electric engines. In November 2025, we announced our first deal for third-party adoption of these technologies in the defense sector, with Anduril and EDGE Group choosing to use our electric powertrain to power their Omen autonomous air vehicle. We have also been continuing to advance our partnership with the DoD, which started in 2021, on a series of projects through the USAF’s AFWERX program with the goal of helping the AFWERX Agility Prime program assess the transformational potential of the vertical flight market and related technologies for DoD purposes.
To date, we have not generated significant revenue from these planned areas. We will use our cash and cash equivalents for the foreseeable future as we continue to develop our aircraft, related technologies, manufacturing operations and UAM operations, and work to commercialize both the commercial and defense sectors of our business.
Components of Results of Operations
Revenue
We continue to design, develop, certify, and bring up manufacturing of our aircraft and do not expect to begin generating significant revenues until we complete the design, development, certification, and manufacturing ramp-up of our aircraft, as well as the development of related technologies and services.
We began generating lease revenue from the leasing of hangar space at Hawthorne Airport in the fourth quarter of 2025. The lease income is recognized as earned over each monthly lease period beginning on the lease commencement date. We expect revenue to increase as we develop and bring additional hangar spaces into service and expand offerings.
Operating Expenses
Cost of Revenue
Cost of revenue primarily consists of master ground lease payments to the City of Hawthorne, utilities, property taxes, and insurance associated with the leased hangar space. Master ground lease payments are accounted for in accordance with ASC 842, Leases, while utilities, property taxes, and insurance are recognized as incurred. We expect cost of revenue to increase over time as operations expand.
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
General and Administrative
General and administrative expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for employees associated with administrative services such as finance, legal, human resources, information technology, associated facilities and IT infrastructure costs, depreciation, and Technology and Dispute Resolution Agreements (as defined in Note 7 - Commitments and Contingencies in the accompanying notes to our consolidated financial statements) expense. We expect our general and administrative expenses to increase as we hire additional personnel and consultants to support our operations and comply with applicable regulations.
Other Income (Expense), Net
Other income (expense), net consists of miscellaneous income and expense items, including the change in fair value of our warrant liabilities.
Interest Income, Net
Interest income, net primarily consists of interest income from our cash and cash equivalents and short-term investments in marketable securities, net of interest on debt.

Results of Operations
The following table sets forth our consolidated statements of operations for the periods indicated:

	Year Ended December 31,
	2025	2024	Change $	Change %
	(In millions)
Revenue	$0.3	$—	0.3	100.0%

Operating expenses:
Cost of revenue	0.3	—	0.3	100.0%
Research and development (1)	493.9	357.7	136.2	38.1%
General and administrative (1)	235.4	152.0	83.4	54.9%
Total operating expenses	729.6	509.7	219.9	43.1%
Loss from operations	(729.3)	(509.7)	(219.6)	43.1%
Other income (expense), net	58.6	(48.8)	107.4	(220.1)%
Interest income, net	52.8	21.9	30.9	141.1%
Loss before income taxes	(617.9)	(536.6)	(81.3)	15.2%
Income tax expense	(0.3)	(0.2)	(0.1)	50.0%
Net loss	$(618.2)	$(536.8)	$(81.4)	15.2%
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2025	2024
	(In millions)
Research and development	$95.3	$49.0
General and administrative	128.2	59.8
Total stock-based compensation expense	$223.5	$108.8
Comparison of the Year Ended December 31, 2025 and 2024
Revenue
Revenue increased by $0.3 million for the year ended December 31, 2025, compared to the year ended December 31, 2024 as we began generating revenue from the sublease of hangar space following the acquisition of Hawthorne Airport.
Cost of Revenue
Cost of revenue increased by $0.3 million or the year ended December 31, 2025, compared to the year ended December 31, 2024. This primarily consists of master ground lease payments, utilities, property taxes, and insurance associated with the leased hangar space.
Research and Development
Research and development expenses increased by $136.2 million, or 38.1%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to increased investment in people and materials to advance technology development. The increase was primarily due to an increase of $48.4 million in personnel-related expenses due to a significant increase in our workforce expansion, an increase of $46.3 million in stock-based compensation expense, an increase of $23.6 million in professional services and tools and materials to support our increased research and development activities, and an increase of $22.7 million in facilities, travel, and other operating costs. These increases were partially offset by a decrease of $4.8 million in research and development warrant expenses related to the warrants issued to Stellantis (Note 11 - Warrants in the accompanying notes to our consolidated financial statements for further details).
General and Administrative
General and administrative expenses increased by $83.4 million, or 54.9%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily due to an increase of $68.3 million in stock-based compensation expense, an increase of $8.1 million in personnel-related expenses due to an increase in our workforce from the prior year period, and an increase of $13.8 million in professional services and IT infrastructure expenses. The increase was partially offset by a decrease of $8.8 million in the charge for the warrant issued in connection with Technology and Dispute Resolution Agreements expense, which was fully exercised and settled in 2024. See Note 9 - Stock-Based Compensation in the accompanying notes to our consolidated financial statements for further details on our stock-based compensation. The remainder of the increase was made up of other incidental items.
Other Income (Expense), Net
Other income (expense), net increased by $107.4 million, or 220.1%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily due to changes in fair value of our warrant liabilities. See Note 11 - Warrants in the accompanying notes to our consolidated financial statements for further details.
Interest Income, Net
Interest income, net increased by $30.9 million, or 141.1%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily due to higher interest income from higher average cash, cash equivalents and short-term investments.
Liquidity and Capital Resources
As of December 31, 2025, our principal sources of liquidity were cash, cash equivalents, and short-term investments of $1,964.7 million. We have incurred net losses since inception and have not generated any significant revenues to date. We expect to incur additional losses and higher operating expenses for the foreseeable future. We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operations for at least the next 12 months, including meeting our working capital and capital expenditure requirements.
Debt
On October 5, 2023, we entered into a $65.0 million credit agreement with Synovus Bank to fund the construction of our Covington, Georgia facility (the “Synovus Loan”). The loan bears interest at secured overnight financing rate (“SOFR”), plus 2.0% subject to a SOFR floor of 0.0% and requires interest-only payments for 36 months or through October 2026, followed by monthly principal and interest payments until maturity on October 5, 2033. The obligations are secured by specified cash and financial assets and are guaranteed by certain of our domestic subsidiaries. As of December 31, 2025, the facility was fully drawn at $65.0 million.
In connection with the Hawthorne Airport acquisition, we assumed a $16.1 million loan with Banc of California. The loan bears a fixed interest rate of 6.3% and matures in April 2030, with an option to extend to April 2035 at a rate of the five-year U.S. Treasury plus 2.7%. The loan is secured by a leasehold deed of trust on the properties and contains representations, warranties, covenants, and indemnities customary for secured commercial real estate debt.
At-The-Market (“ATM”)
In November 2023, we filed a shelf registration statement on Form S-3 with the SEC and a related prospectus supplement pursuant to which we may, from time to time, sell shares of our Class A common stock, having an aggregate value of up to $70.0 million, pursuant to a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with the placement agent (the “First ATM Program”). During the years ended December 31, 2024 and 2023, we sold 10,275,033 and 3,109,097 shares of Class A common stock, respectively, under the First ATM Program, for net proceeds of $48.1 million and $19.5 million, respectively. The First ATM Program was fully utilized in May 2024.
In May 2024, we filed an additional shelf registration statement on Form S-3 with the SEC that permits the offering of an aggregate of up to $95.0 million of shares of our Class A common stock or preferred stock, debt securities, warrants, and units (the “2024 Shelf Registration Statement”), including a prospectus for the sale under the Sales Agreement of shares of our Class A common stock, having an aggregate value of up to $70.0 million (the “Second ATM Program”). During the year ended December 31, 2024, we sold 20,644,100 shares of Class A common stock for net proceeds of $68.0 million. The Second ATM Program was fully utilized in November 2024.
In November 2024, we filed a shelf registration statement on Form S-3ASR with the SEC and a related prospectus for the sale under the Sales Agreement of shares of our Class A common stock, having an aggregate value of up to $70.0 million (the “Third ATM Program”, and together with the First ATM Program and the Second ATM Program, the “ATM Program”). During the year ended December 31, 2024, we sold 2,052,484 shares of Class A common stock for net proceeds of $21.7 million. During the year ended December 31, 2025, the Third ATM program was fully utilized in July 2025, resulting in the sale of 3,921,875 shares for net proceeds of $46.3 million.

Forward Purchase Agreement
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
PIPE Financing
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
On December 11, 2024, we entered into subscription agreements with certain investors providing for the private placement of our Class A common stock at a purchase price of $6.65 per share (the “Second 2024 PIPE Financing”, and together with the First 2024 PIPE Financing, the “2024 PIPE Financings”), pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. A portion of the Second 2024 PIPE Financing closed on December 13, 2024 for 63,909,776 shares of our Class A common stock for net proceeds of approximately $407.7 million, after deducting offering costs. The remaining portion of the Second 2024 PIPE Financing covering an aggregate of 751,879 shares of our Class A common stock to be issued and sold to Stellantis for anticipated gross proceeds of approximately $5.0 million, which remains subject to the satisfaction of certain closing conditions.
Registered Direct Offerings
On February 12, 2025, we closed a registered direct offering in which pursuant to the securities purchase agreement dated February 11, 2025, by and between us and certain institutional investors, we issued and sold 35,500,000 shares of our Class A common stock for gross proceeds of $301.8 million, after deducting offering costs.
On June 16, 2025, we closed a registered direct offering in which pursuant to the securities purchase agreement dated June 12, 2025, by and between us and certain institutional investors, we issued and sold 85,000,000 shares of our Class A common stock for gross proceeds of $850.0 million, after deducting offering costs.
On November 10, 2025, we closed a registered direct offering in which pursuant to the securities purchase agreement dated November 6, 2025, by and between the Company and certain institutional investors, the Company issued and sold 81,250,000 shares of our Class A common stock for gross proceeds of $650.0 million, after deducting offering costs.
Vendor Share Issuances
During the years ended December 31, 2025, and 2024, we issued 15,045,913, and 1,685,994 shares of Class A common stock to certain vendors to satisfy $126.8 million and $5.8 million of our current and/or future obligations to those vendors, respectively.
In the long term, our ability to support our working capital and capital expenditure requirements will depend on many factors, including:
•the level of research and development expenses we incur as we continue to develop our aircraft, technologies and services to be provided in our planned business lines;
•capital expenditures needed to bring up our aircraft manufacturing capabilities, including for both the build out of our manufacturing facilities, component purchases necessary to build our aircraft and support the development of our airline operations;
•capital expenditures for vertiport infrastructure, UAM networks, and related facilities, including the transformation of Hawthorne Airport into our flagship Los Angeles hub, airport and hangar redevelopment, and the development and deployment of advanced aviation technologies;
•general and administrative expenses as we scale our operations; and
•sales, marketing and distribution expenses as we build, brand and market our business lines, products and services.

Until such time as we can generate significant revenue from our business operations, we expect to finance our cash requirements primarily through existing cash and cash equivalents, pre-delivery payments, equity issuances, and debt financings.
The following includes our short-term and long-term material cash requirements from known contractual obligations as of December 31, 2025:
Debt
See Note 6 - Debt in the accompanying notes to our consolidated financial statements for further details on our debt.
Leases
We lease office, lab, hangar, manufacturing and storage facilities in the normal course of business. Under our operating leases as noted in Note 7 - Commitments and Contingencies in the accompanying notes to our consolidated financial statements, we have current obligations of $14.2 million and long-term obligations of $103.3 million.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2025	2024
	(In millions)
Net cash provided by (used in):
Operating activities	$(432.9)	$(368.6)
Investing activities	(1,176.0)	(82.0)
Financing activities	1,796.4	820.4
Cash Flows From Operating Activities
We continue to experience negative cash flows from operations as we are still working to design, develop, certify, and bring up manufacturing of our aircraft and thus have not generated any significant revenues from either of our planned lines of business. Our cash flows from operating activities are significantly affected by our cash investments to support the growth of our research and development activities related to our aircraft, as well as the general and administrative functions necessary to support those activities and operations as a publicly traded company. Our operating cash flows are also impacted by the working capital requirements to support growth and fluctuations in personnel-related expenditures, accounts payable, accrued interest and other current liabilities, and other current assets.
Net cash used in operating activities during the year ended December 31, 2025 was $432.9 million, resulting from a net loss of $618.2 million, reflecting our continued investment in the design, development, and certification of our eVTOL aircraft. Specifically, our operational cash requirements increased due to higher research and development expenditures related to our Midnight flight test program and increased personnel costs as we scaled our engineering and manufacturing operations to support our operational targets. The net loss adjustment for non-cash items consisting primarily of $223.5 million in stock-based compensation expense, a gain of $59.5 million due to a change in fair value of our warrant liabilities, $20.0 million in depreciation and amortization, and $3.3 million of research and development warrant expenses related to the warrants issued to Stellantis (Note 11 - Warrants in the accompanying notes to our consolidated financial statements for further details). The net cash used in changes in our net operating assets and liabilities was $7.2 million.
Net cash used in operating activities during the year ended December 31, 2024 was $368.6 million, resulting from a net loss of $536.8 million, adjusted for non-cash items consisting primarily of $108.8 million in stock-based compensation expense, a gain of $49.5 million due to a change in fair value of our warrant liabilities, $11.7 million in depreciation, amortization and other, $8.1 million of research and development warrant expenses related to the warrants issued to Stellantis (Note 11 - Warrants in the accompanying notes to our consolidated financial statements for further details), and a $5.6 million non-cash charge for the Technology and Dispute Resolution Agreements expense. The net cash used in changes in our net operating assets and liabilities was $17.2 million.
Cash Flows From Investing Activities
Net cash used investing activities during the year ended December 31, 2025 was $1,176.0 million, driven by purchases of short-term investments of $1,048.1 million, the acquisition of Hawthorne Airport of $125.9 million, purchases of intangible assets of $26.2 million, and purchases of property and equipment of $78.8 million, partially offset by proceeds from maturities of short-term investments of $103.0 million

Net cash used in investing activities during the year ended December 31, 2024 was $82.0 million, driven by driven by purchases of property and equipment.
Cash Flows From Financing Activities
Net cash provided by financing activities during the year ended December 31, 2025 was $1,796.4 million, driven by $1,801.8 million in gross proceeds from the registered direct offering, $10.0 million in gross proceeds from the First 2024 PIPE Financing, $46.3 million net proceeds from shares issued under the Third ATM Program, $7.4 million net proceeds from employee purchases under our employee stock purchase plan, partially offset by $69.1 million in payments of offering costs in connection with financing activities.
Net cash provided by financing activities during the year ended December 31, 2024 was $820.4 million, driven by $590.1 million in gross proceeds from the 2024 PIPE Financings, $138.3 million of proceeds from the total aggregate number of shares issued under the ATM Program, $57.5 million of proceeds from issuance of debt, and $55.0 million of gross proceeds from issuance of Class A common stock to Stellantis with an aggregate value, partially offset by payments of offering costs in connection with financing activities for $24.6 million.
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
The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.
We believe that the following critical accounting policies involve a greater degree of judgment or complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to a full understanding and evaluation of our consolidated financial statements. For additional information, see Note 2 - Summary of Significant Accounting Policies in the accompanying notes to our consolidated financial statements.
Business Combinations
We allocate the acquisition purchase price to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The excess of the purchase price over the fair value of these assets acquired and liabilities assumed is recorded as goodwill. Allocation of the purchase price requires significant estimates in determining the fair value of acquired assets and assumed liabilities, especially with respect to intangible assets. Critical estimates include, but are not limited to, future expected cash flows, discount rates and expenses associated with an asset. These estimates are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which may not be later than one year from the acquisition date, we may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding net offset to goodwill.
Stock-Based Compensation
We account for stock-based compensation expense for awards granted to employees and non-employees by recording compensation expense based on each award’s grant date estimated fair value over the vesting period, in accordance with ASC 718, Compensation — Stock Compensation. We estimate the fair value of restricted stock units (“RSUs”) based on the fair value of our common stock on the date of grant.
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
Significant judgment is applied when assessing the need for valuation allowances and includes the evaluation of historical loss adjusted for the effects of non-recurring items. Areas of estimation include consideration of future taxable income. We have placed a full valuation allowance against our federal and state deferred tax assets since the recovery of the assets is uncertain. Should a change in circumstances lead to a change in judgment about the utilization of deferred tax assets in future years, the adjustment related to valuation allowances would be reported as an increase to income.
Recent Accounting Pronouncements
See Note 2 - Summary of Significant Accounting Policies in the accompanying notes to our consolidated financial statements for a discussion about accounting pronouncements recently adopted and recently issued and not yet adopted.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our borrowings and investments in money market funds. The Synovus Loan accrues interest from and including the date the applicable advance is made but excluding the repayment date at a rate of the SOFR, plus 2.0% subject to a SOFR floor of 0.0%. As of December 31, 2025, we held cash, cash equivalents, and short-term investments totaling $1,964.7 million, primarily in money market funds, U.S. treasuries and corporate bonds. Our investment objectives are to preserve principal and maintain liquidity; we do not invest for trading or speculative purposes. A hypothetical 100 basis point change in interest rates applicable to the Synovus bank loan or with respect to our investment portfolio would not have had a material impact on the fair value of our portfolio for the periods presented and our future interest income and expense.
Credit Risk
Financial instruments, which subject us to concentrations of credit risk, consist primarily of cash, cash equivalents and short-term investments. Our cash, cash equivalents and short-term investments are held at several long-standing financial institutions located in the United States. At times, cash account balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits ($250 thousand per depositor per institution). We have not experienced any losses due to these excess deposits and believe this risk is not significant. We have established guidelines regarding diversification of our investments and their maturities that are designed to preserve principal and achieve liquidity requirements. We review these guidelines and modify them as necessary based on updated liquidity needs and changes in our operations and financial position.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Archer Aviation Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Archer Aviation Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Acquisition of Hawthorne Airport – Valuation of Option to Acquire the FBO Business
As described in Note 4 to the consolidated financial statements, on December 8, 2025, the Company completed the acquisition of certain lease agreements, operating rights, and development rights related to Hawthorne Airport in Hawthorne, California for total purchase consideration of $127.1 million. As part of the acquisition, the Company acquired an option to purchase seventy-five percent (75.0%) of the fixed base operator (“FBO”) business operating at Hawthorne Airport for a fixed exercise price of $25.0 million, exercisable at any time prior to December 31, 2026. The option represents a contractual right and was recorded at its estimated fair value of $44.8 million as of the acquisition date. The fair value of the FBO purchase option was estimated using an income-based valuation approach, which considers the expected future cash flows based on projected revenues, operating margins, and the discount rate.
The principal considerations for our determination that performing procedures relating to the valuation of the option to acquire the FBO business in the acquisition of Hawthorne Airport is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the option to acquire the FBO business; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to projected revenues, operating margin, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the option to acquire the FBO business. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the option to acquire the FBO business; (iii) evaluating the appropriateness of the income-based valuation approach used by management; (iv) testing the completeness and accuracy of the underlying data used in the income-based valuation approach; and (v) evaluating the reasonableness of the significant assumptions used by management related to projected revenues, operating margins, and the discount rate. Evaluating management’s assumptions related to projected revenues and operating margins involved considering (i) the current and past performance of the FBO business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income-based valuation approach and (ii) the reasonableness of the discount rate assumption.
/s/ PricewaterhouseCoopers LLP

San Jose, California
March 2, 2026
We have served as the Company’s auditor since 2020.

Archer Aviation Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	As of December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$1,021.5	$834.5
Restricted cash	7.3	6.8
Short-term investments	943.2	—
Prepaid expenses	47.3	12.5
Other current assets	56.8	4.6
Total current assets	2,076.1	858.4
Property and equipment, net	253.6	126.8
Intangible assets, net	80.2	0.3
Right-of-use assets	40.8	8.1
Goodwill	0.1	—
Other long-term assets	15.1	7.6
Total assets	$2,465.9	$1,001.2
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$30.2	$14.6
Current portion of lease liabilities	5.3	3.7
Accrued expenses and other current liabilities	68.1	52.8
Current portion of debt	0.8	—
Total current liabilities	104.4	71.1
Debt, net of current portion	79.5	64.0
Lease liabilities, net of current portion	36.3	11.3
Warrant liabilities	29.9	89.4
Other long-term liabilities	13.0	12.8
Total liabilities	263.1	248.6
Commitments and contingencies (Note 7)
Stockholders’ equity
Class A common stock, $0.0001 par value; 1,400,000,000 and 1,400,000,000 shares authorized as of December 31, 2025 and 2024, respectively; 744,046,194 and 503,777,464 shares issued and outstanding as of December 31, 2025 and 2024, respectively	0.1	0.1
Additional paid-in capital	4,507.9	2,438.4
Accumulated deficit	(2,303.8)	(1,685.6)
Accumulated other comprehensive loss	(1.4)	(0.3)
Total stockholders’ equity	2,202.8	752.6
Total liabilities and stockholders’ equity	$2,465.9	$1,001.2
See accompanying notes to consolidated financial statements.

Archer Aviation Inc.
Consolidated Statements of Operations
(In millions, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue	$0.3	$—	$—

Operating expenses
Cost of revenue	0.3	—	—
Research and development	493.9	357.7	276.4
General and administrative	235.4	152.0	168.4
Other warrant expense	—	—	2.1
Total operating expenses	729.6	509.7	446.9
Loss from operations	(729.3)	(509.7)	(446.9)
Other income (expense), net	58.6	(48.8)	(26.9)
Interest income, net	52.8	21.9	16.4
Loss before income taxes	(617.9)	(536.6)	(457.4)
Income tax expense	(0.3)	(0.2)	(0.5)
Net loss	$(618.2)	$(536.8)	$(457.9)

Net loss per share, basic and diluted	$(0.99)	$(1.42)	$(1.69)
Weighted-average shares outstanding, basic and diluted	624,307,768	376,734,395	270,408,132
See accompanying notes to consolidated financial statements.

Archer Aviation Inc.
Consolidated Statements of Comprehensive Loss
(In millions)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(618.2)	$(536.8)	$(457.9)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net of tax	(1.3)	—	0.8
Foreign currency translation gain (loss)	0.2	(0.3)	—
Total other comprehensive loss	(1.1)	(0.3)	0.8
Comprehensive loss, net of tax	$(619.3)	$(537.1)	$(457.1)
See accompanying notes to consolidated financial statements.

Archer Aviation Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except share data)

	Common Stock				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Class A		Class B
	Shares	Amount	Shares	Amount

Balance as of December 31, 2022	177,900,738	—	63,738,197	—	1,185.0	(690.9)	(0.8)	493.3
Conversion of Class B common stock to Class A common stock	26,449,869	—	(26,449,869)	—	—	—	—	—
Issuance of Class A common stock	1,985,559	—	—	—	11.6	—	—	11.6
Issuance of restricted stock units and restricted stock expense	7,405,542	—	—	—	(6.6)	—	—	(6.6)
Exercise of stock options	1,149,934	—	877,287	—	0.2	—	—	0.2
Issuance of warrants and warrant expense	—	—	—	—	46.0	—	—	46.0
Exercise of warrants	2,942,778	—	—	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(1,378,367)	—	—	—	(3.5)	—	—	(3.5)
Common stock issued under employee stock purchase plan	1,228,632	—	—	—	2.9	—	—	2.9
Common stock issued under stock purchase agreement	18,650,273	—	—	—	89.6	—	—	89.6
Common stock issued under at-the-market program	3,109,097	—	—	—	19.5	—	—	19.5
PIPE financing	26,173,286	—	—	—	139.0	—	—	139.0
Stock-based compensation	—	—	—	—	32.2	—	—	32.2
Net loss	—	—	—	—	—	(457.9)	—	(457.9)
Other comprehensive income	—	—	—	—	—	—	0.8	0.8
Balance as of December 31, 2023	265,617,341	—	38,165,615	—	1,515.9	(1,148.8)	—	367.1
Conversion of Class B common stock to Class A common stock	43,434,962	—	(43,434,962)	—	—	—	—	—
Issuance of Class A common stock	1,685,994	—	—	—	5.9	—	—	5.9
Issuance of restricted stock units and restricted stock expense	13,774,204	—	5,002,306	—	46.5	—	—	46.5
Exercise of stock options	732,072	—	267,041	—	—	—	—	—
Issuance of warrants and warrant expense	—	—	—	—	55.2	—	—	55.2

	Common Stock				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Exercise of warrants	13,242,767	—	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	1,723,996	—	—	—	4.8	—	—	4.8
Common stock issued under stock purchase agreement	17,401,153	—	—	—	53.5	—	—	53.5
Common stock issued under at-the-market program	32,971,617	—	—	—	137.8	—	—	137.8
PIPE financing	113,193,358	0.1	—	—	565.7	—	—	565.8
Stock-based compensation	—	—	—	—	53.1	—	—	53.1
Net loss	—	—	—	—	—	(536.8)	—	(536.8)
Other comprehensive loss	—	—	—	—	—	—	(0.3)	(0.3)
Balance as of December 31, 2024	503,777,464	$0.1	—	$—	$2,438.4	$(1,685.6)	$(0.3)	$752.6
Issuance of Class A common stock	15,045,913	—	—	—	126.8	—	—	126.8
Issuance of restricted stock units and restricted stock expense	14,937,101	—	—	—	22.5	—	—	22.5
Exercise of stock options	416,394	—	—	—	—	—	—	—
Issuance of warrants and warrant expense	—	—	—	—	4.3	—	—	4.3
Exercise of warrants	61,000	—	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	1,154,358	—	—	—	7.4	—	—	7.4
Common Stock issued under at-the-market program	3,921,875	—	—	—	46.4	—	—	46.4
PIPE financing	2,982,089	—	—	—	9.6	—	—	9.6
Registered direct offerings	201,750,000	—	—	—	1,731.2	—	—	1,731.2
Stock-based compensation	—	—	—	—	121.3	—	—	121.3
Net loss	—	—	—	—	—	(618.2)	—	(618.2)
Other comprehensive loss	—	—	—	—	—	—	(1.1)	(1.1)
Balance as of December 31, 2025	744,046,194	$0.1	—	$—	$4,507.9	$(2,303.8)	$(1.4)	$2,202.8
See accompanying notes to consolidated financial statements.

Archer Aviation Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(618.2)	$(536.8)	$(457.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20.0	11.7	6.5
Debt discount and issuance cost amortization	0.1	—	0.7
Stock-based compensation expense	223.5	108.8	45.2
Change in fair value of warrant liabilities and other warrant costs	(59.5)	49.5	32.9
Gain on issuance of common stock	—	(1.5)	(3.6)
Non-cash lease expense	4.5	3.0	3.8
Research and development warrant expense	3.3	8.1	17.5
General and administrative warrant expense	—	0.2	—
Other warrant expense	—	—	2.1
Technology and dispute resolution agreements expense	—	5.6	70.3
Amortization (accretion) of short-term investments purchased at a premium (discount)	0.6	—	(2.3)
Changes in operating assets and liabilities:
Prepaid expenses	(12.2)	(4.0)	1.9
Other current assets	(6.2)	(4.1)	0.8
Other long-term assets	(3.1)	(2.4)	(5.0)
Accounts payable	8.8	(0.1)	9.2
Accrued expenses and other current liabilities	16.5	(4.3)	2.3
Operating lease right-of-use assets and lease liabilities, net	(6.1)	(3.3)	2.4
Other long-term liabilities	(4.9)	1.0	1.6
Net cash used in operating activities	(432.9)	(368.6)	(271.6)
Cash flows from investing activities
Purchase of property and equipment	(78.8)	(82.0)	(44.3)
Purchase of short-term investments	(1,048.1)	—	—
Proceeds from maturities of short-term investments	103.0	—	465.0
Acquisition of intangible assets	(26.2)	—	—
Business acquisition, net	(125.9)	—	—
Net cash provided by (used in) investing activities	(1,176.0)	(82.0)	420.7
Cash flows from financing activities
Proceeds from issuance of debt	—	57.5	7.5
Repayment of long-term debt	—	—	(10.0)
Payment of debt issuance costs	—	(0.7)	(0.3)
Payments for taxes related to net share settlement of equity awards	—	—	(3.5)
Proceeds from PIPE financing	10.0	590.1	145.0
Proceeds from shares issued under at-the-market program	46.3	138.3	20.7
Proceeds from shares issued under employee stock purchase plan	7.4	4.8	2.9
Proceeds from issuance of common stock	1,801.8	55.0	95.0
Payment of offering costs in connection with financing activities	(69.1)	(24.6)	(7.2)
Net cash provided by financing activities	1,796.4	820.4	250.1
Net increase in cash, cash equivalents, and restricted cash	187.5	369.8	399.2
Cash, cash equivalents, and restricted cash, beginning of period	841.3	471.5	72.3
Cash, cash equivalents, and restricted cash, end of period	$1,028.8	$841.3	$471.5

Supplemental Cash Flow Information:
Cash paid for interest	$4.1	$2.5	$0.8
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$12.4	$7.8	$10.8

	Year Ended December 31,
	2025	2024	2023
Purchases of property and equipment in common stock	$7.4	$—	$—
Purchases of intangible assets in common stock	$9.8	$—	$—
Payment of offering costs in connection with financing activities in common stock	$1.9	$—	$—
See accompanying notes to consolidated financial statements.

Archer Aviation Inc.
Notes to Consolidated Financial Statements

Note 1 - Description of Business and Basis of Presentation
Description of Business
Archer Aviation Inc. (the “Company”), a Delaware corporation headquartered in Silicon Valley, California, is an aerospace company focused on the development of advanced aviation technologies and aircraft. The Company’s primary product is an electric vertical take-off and landing (“eVTOL”) aircraft. The Company plans to operate two primary lines of business: (i) a commercial business, which is expected to include the sale of commercial aircraft and related technologies and services, a direct-to-consumer air taxi services in select metropolitan areas worldwide, and aviation hangar leases at Hawthorne Municipal Airport, California (“Hawthorne Airport”); and (ii) a defense business, which is expected to include the sale of aircraft and related technologies for defense applications.
Business Combination
The Company went public through a de-SPAC transaction in September 2021 as a result of the merger agreement that was entered into in February 2021 (the “Business Combination Agreement”) by Archer Aviation Inc., a Delaware corporation (that existed prior to the closing of the Business Combination (as defined below), “Legacy Archer”), Atlas Crest Investment Corp., a Delaware Corporation (“Atlas”) and Artemis Acquisition Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Atlas (“Merger Sub”). A business combination of Legacy Archer and Atlas was effected by the merger of Merger Sub with and into Legacy Archer, with Legacy Archer surviving the merger as a wholly-owned subsidiary of Atlas (collectively with the other transactions described in the Business Combination Agreement, the “Business Combination”). Following the Business Combination on September 16, 2021, Legacy Archer changed its name to Archer Aviation Operating Corp., and Atlas changed its name to Archer Aviation Inc. and it became the successor registrant with the Securities and Exchange Commission (“SEC”). The Company’s Class A common stock and public warrants are listed on the NYSE under the symbols “ACHR” and “ACHR WS,” respectively.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) on a going concern basis. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Liquidity and Going Concern
Since inception, the Company has devoted substantial capital resources to the design and development of its planned aircraft, urban air mobility networks and business lines. These activities have been funded primarily through the net proceeds received from the sale of preferred and common stock to related and third parties (Note 8 - Preferred and Common Stock), and issuance of debt (Note 6 - Debt).
Through December 31, 2025, the Company has incurred cumulative operating losses, generated negative cash flows from operating activities, and accumulated a deficit of $2,303.8 million. As of December 31, 2025, the Company had cash, cash equivalents and short-term investments of $1,964.7 million, which management believes will be sufficient to fund the Company’s current operating plan for at least the next 12 months from the date these consolidated financial statements were issued.
There can be no assurance that the Company will be successful in achieving its business plans, that the Company’s current capital will be sufficient to support its ongoing business plans, or that any additional financing will be available in a timely manner or on acceptable terms, if at all. If the Company’s business plans require it to raise additional capital, but the Company is unable to do so, it may be required to alter, or scale back its aircraft design, development and certification programs, as well as its manufacturing capabilities, or be unable to fund capital expenditures. Any such events would have a material adverse effect on the Company’s financial position, results of operations, cash flows, and ability to achieve the Company’s intended business plans. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates and assumptions due to risks and uncertainties. Such

Archer Aviation Inc.
Notes to Consolidated Financial Statements
estimates include, but are not limited to (i) realization of deferred tax assets and estimates of tax liabilities, (ii) fair value and useful life of acquired intangible assets, (iii) fair value of assets acquired and liabilities assumed in business combinations, (iv) fair value of share-based payments, (v) fair value and useful lives of long-lived assets, and (vi) incremental borrowing rate used for right-of-use assets and lease liabilities. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Such estimates often require the selection of appropriate valuation methodologies and models and may involve significant judgment in evaluating ranges of assumptions and financial inputs. Actual results could materially differ from those estimates due to risks and uncertainties.
Note 2 - Summary of Significant Accounting Policies
Cash, Cash Equivalents, and Restricted Cash
Cash consists of cash on deposit with financial institutions. Cash equivalents consist of short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of three months or less from the date of purchase. As of December 31, 2025 and 2024, the Company’s cash and cash equivalents included money market funds of $883.3 million and $729.9 million, respectively.
Restricted cash consists primarily of cash held as security for the Company’s standby letters of credit. Refer to Note 7 - Commitments and Contingencies for additional information.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets that sum to amounts reported on the consolidated statements of cash flows:

	As of December 31,
	(in millions)
	2025	2024
Cash and cash equivalents	$1,021.5	$834.5
Restricted cash	7.3	6.8
Total cash, cash equivalents, and restricted cash	$1,028.8	$841.3
Short-term Investments
The Company classifies investments in marketable securities as available-for-sale investments and records these marketable securities at fair value. The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. All highly liquid investments with original maturities of 90 days or less from the date of purchase are classified as cash equivalents, while all others are presented within current assets since these investments represent funds available for current operations and the Company has the ability and intent, if necessary, to liquidate any of these investments within one year. Short-term investments are recorded at fair value, with the unrealized gains or losses unrelated to credit loss factors included in accumulated other comprehensive loss, net of tax. Realized gains and losses and declines in value determined to be other than temporary based on the specific identification method are reported in other income (expense), net in the consolidated statements of operations.
The Company periodically reviews whether the securities may be other-than-temporarily impaired, including whether or not (i) the Company has the intent to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If one of these factors is met, the Company records an impairment loss associated with the impaired investment. The impairment loss will be recorded as a write-down of investments in the consolidated balance sheets and a realized loss within other income (expense), net in the consolidated statements of operations. There were no credit-related impairments recognized on the Company’s short-term investments during the periods presented.
For purposes of identifying and measuring impairment, the policy election was made to exclude the applicable accrued interest from both the fair value and amortized cost basis. Applicable interest receivable of $6.7 million, net of the allowance for credit losses, if any, is recorded in other current assets on the consolidated balance sheet as of December 31, 2025.
Fair Value Measurements
The Company applies the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, which defines a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurements. The provisions of ASC 820 relate to financial assets and liabilities as well as other

Archer Aviation Inc.
Notes to Consolidated Financial Statements
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
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and 2024 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in millions):

	As of December 31, 2025			As of December 31, 2024
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$883.3	$—	$—	$729.9	$—	$—
Short-term investments:
U.S. Treasuries	703.8	—	—	—	—	—
Corporate debt securities	—	239.4	—	—	—	—
Other current assets
Option to acquire FBO	—	—	44.8	—	—	—
Total assets measured at fair value	$1,587.1	$239.4	$44.8	$729.9	$—	$—

Liabilities:
Warrant liabilities
Public warrants	$19.9	$—	$—	$56.0	$—	$—
Private placement warrants	—	—	10.0	—	—	33.4
Total liabilities measured at fair value	$19.9	$—	$10.0	$56.0	$—	$33.4
Cash and Cash Equivalents
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

Archer Aviation Inc.
Notes to Consolidated Financial Statements
The following tables present a summary of the Company’s cash equivalents and short-term investments as of December 31, 2025 (in millions):

	As of December 31, 2025
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Money market funds	$883.3	$—	$—	$883.3
Short-term investment
U.S. Treasuries	704.6	—	(0.8)	703.8
Corporate debt securities	239.9	—	(0.5)	239.4
Total	$1,827.8	$—	$(1.3)	$1,826.5
The following tables present a summary of the Company’s cash equivalents and short-term investments as of December 31, 2024 (in millions):

	As of December 31, 2024
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$729.9	$—	$—	$729.9
Total	$729.9	$—	$—	$729.9
The unrealized losses related to the Company’s short-term investments were primarily due to changes in interest rates and not due to increased credit risk or other valuation concerns. The Company had no other-than-temporary impairments for the year ended December 31, 2025.
Public Warrants
The measurement of the public warrants as of December 31, 2025 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “ACHR WS”. The quoted price of the public warrants was $1.15 and $3.22 per warrant as of December 31, 2025 and 2024, respectively.
Private Placement Warrants
The Company utilizes a Monte Carlo simulation model for the private placement warrants at each reporting period, with changes in fair value recognized in the consolidated statements of operations. The estimated fair value of the private placement warrant liability is determined using Level 3 inputs. Inherent in a Monte Carlo simulation model are assumptions related to expected volatility, expected exercise term, risk-free interest rate, and dividend yield.
The key inputs into the Monte Carlo simulation model for the private placement warrants are as follows:

Input	December 31, 2025	December 31, 2024
Stock price	$7.52	$9.75
Strike price	$11.50	$11.50
Term (in years)	0.71	1.7
Risk-free rate	3.5%	4.2%
Volatility	89.1%	92.1%
Dividend yield	0.0%	0.0%

Archer Aviation Inc.
Notes to Consolidated Financial Statements
The following table presents the change in fair value of the Company’s Level 3 private placement warrants liability during the years ended December 31, 2025 and 2024 (in millions):

Balance as of December 31, 2023	$14.5
Change in fair value	18.9
Balance as of December 31, 2024	33.4
Change in fair value	(23.4)
Balance as of December 31, 2025	$10.0
In connection with the change in fair value of the Company’s private placement warrants liability, the Company recognized a gain of $23.4 million and a loss of $18.9 million and a loss $12.0 million during the years ended December 31, 2025, 2024 and 2023, respectively, within other income (expense), net in the consolidated statements of operations. Refer to Note 11 - Warrants for additional information about the private placement warrants.
Option to Acquire FBO
In connection with the acquisition of Hawthorne Airport on December 8, 2025, the Company recorded an option to acquire a 75% ownership interest in the fixed-base operator (“FBO”) business operating at the airport for an exercise price of $25.0 million. The Company utilizes a Black-Scholes model for the valuation of the option at each reporting period, with changes in fair value recognized in the other income (expense), net in the consolidated statements of operations. The estimated fair value of the option is determined using Level 3 inputs. Inherent in a Black-Scholes model are assumptions related to projected future cash flows of the underlying FBO business, expected volatility, expected life, risk-free interest rate, and dividend yield.
As the option was initially recorded near year-end, changes in fair value subsequent to initial recognition were not material as of December 31, 2025. The option is exercisable through December 31, 2026 and is therefore classified within other current assets in the consolidated balance sheet.
The key inputs into the Black-Scholes model for the option to acquire FBO business are as follows:

Input	December 8, 2025
Strike price (in millions)	$25.0
Term (in years)	0.2
Risk-free rate	3.8%
Volatility	50.0%
Dividend yield	0.0%
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Certain financial instruments, including debt, are not measured at fair value on a recurring basis in the consolidated balance sheets. The fair value of debt as of December 31, 2025 approximates its carrying value (Level 2). Refer to Note 6 - Debt for additional information.
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

Archer Aviation Inc.
Notes to Consolidated Financial Statements
Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Useful Life (In years)
Building	30-40
Equipment	5
Computer hardware and software	3
Leasehold improvements	Shorter of lease term or the asset standard life
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
Cloud Computing Arrangements
The Company capitalizes certain implementation costs incurred in the application development stage of projects related to its cloud computing arrangements that are service contracts. Capitalized implementation costs are recognized in other long-term assets in the consolidated balance sheets and amortized on a straight-line basis over the fixed, noncancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. As of December 31, 2025 and 2024, the net carrying amounts of the Company’s capitalized cloud computing implementation costs were $5.3 million and $5.9 million, respectively.
Intangible Assets, Net
Intangible assets consist solely of domain names, acquired patents and other purchased intangible assets, and are recorded at cost, net of accumulated amortization, and if applicable, impairment charges. The intangible assets are amortized over their useful lives ranging from 10 to 30 years on a straight-line basis or based on the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has analyzed a variety of factors to determine if any circumstance could trigger an impairment loss, and, at this time and based on the information presently known, no event has occurred and indicated that it is more likely than not that an impairment loss has been incurred. Therefore, the Company did not record any impairment charges for its intangible assets for the years ended December 31, 2025, 2024 and 2023.
As of December 31, 2025 and 2024, the net carrying amounts for intangible assets were $80.2 million and $0.3 million, respectively, and were recorded in the Company’s consolidated balance sheets.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
The Company’s purchased intangible assets of December 31, 2025 and 2024 were as follows (in millions):

	December 31, 2025				December 31, 2024
	Gross	Additions	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets:
Domain name	$0.5	$—	$(0.2)	$0.3	$0.5	$(0.2)	$0.3
Patents	—	36.0	(0.8)	35.2	—	—	—
Operating rights		44.8	(0.1)	44.7
Total purchased intangible assets	0.5	80.8	(1.1)	80.2	0.5	(0.2)	0.3
The weighted-average useful life of the acquired patents and operating rights for the year ended December 31, 2025 was approximately 10 years and 30 years, respectively. The weighted-average useful life of intangible assets in total for the year ended December 31, 2025 was approximately 21 years.
Amortization expense related to intangible assets are as follows:

	Year Ended December 31,
	2025	2024
Domain name (1)	$—	$0.1
Patents	0.8	—
Operating rights	0.1	—
Total amortization expense	$0.9	$0.1
(1) The amortization related to domain name is less than $0.1 million for the year ended December 31, 2025.
The expected future annual amortization expense of intangible assets as of December 31, 2025 is presented below (in millions):

2026	$5.2
2027	5.2
2028	5.2
2029	5.2
2030	5.2
Thereafter	54.2
Total	$80.2
Business Combinations
The Company allocates the acquisition purchase price to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The excess of the purchase price over the fair value of these assets acquired and liabilities assumed is recorded as goodwill. Allocation of the purchase price requires significant estimates in determining the fair value of acquired assets and assumed liabilities, especially with respect to intangible assets. Critical estimates include, but are not limited to, future expected cash flows, discount rates and expenses associated with an asset. These estimates are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which may not be later than one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
Goodwill
Goodwill results from the purchase consideration paid in excess of the fair value of the net assets recorded in connection with business acquisitions. Goodwill is not amortized but is assessed for potential impairment at least annually during the fourth quarter of each fiscal year or between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Goodwill is tested at the reporting unit level, which the Company has determined to be the same as the entity as a whole (entity level). The Company first performs qualitative assessment to determine whether it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying value. If, after assessing the qualitative factors, the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying value, an impairment analysis will be performed.
Contract Liabilities
The Company records contract liabilities related to differences between the timing of cash receipts from the customer and the recognition of revenue. Contract liabilities consisted of the following (in millions):

	Year Ended December 31,
	2025	2024
Current portion of contract liabilities	$1.3	$0.9
Contract liabilities, net of current portion	10.0	11.8
Total	$11.3	$12.7
Current portion of contract liabilities is recorded in accrued expenses and other current liabilities and contract liabilities, net of current portion is recorded in other long-term liabilities in the Company’s consolidated balance sheets. As of December 31, 2025 and 2024, the Company’s contract liabilities included a $10.0 million pre-delivery payment received from United Airlines, Inc. (“United”) under the terms of the Amended United Purchase Agreement (defined below) (see Note 11 - Warrants), and installment payments received under a contract order with the United States Air Force (the “USAF”) for the design, development, and ground test of the Company’s production aircraft, Midnight, of $0.0 million and $1.8 million, respectively. No revenue related to these contract liabilities were recognized during the years ended December 31, 2025, 2024 and 2023.
Revenue
Lease Revenue
The Company accounts for lease arrangements in accordance with ASC 842, Leases. Lease revenue is recognized for arrangements in which the Company is the lessor. The Company’s lease arrangements primarily consist of the lease of hangar space at Hawthorne Airport and are classified as operating leases with lease income recognized as earned over each monthly lease period beginning on the lease commencement date as most the leases are month-to-month.
Lease revenue excludes amounts collected from lessees for taxes and other amounts assessed by governmental authorities. The Company does not have lease arrangements classified as sales-type or direct financing leases.
Operating Expenses
Cost of Revenue
Cost of revenue related to sublease revenue is included within operating expenses and primarily consists of master ground lease payments, utilities, property taxes, and insurance associated with the leased hangar space. Master ground lease payments are accounted for in accordance with ASC 842, Leases, while utilities, property taxes, and insurance are recognized as incurred. These costs are directly attributable to the operation and maintenance of the underlying leased asset used to generate lease revenue.
Research and Development
Research and development (“R&D”) costs are expensed as incurred and are primarily comprised of personnel-related costs including salaries, bonuses, benefits, and stock-based compensation expense for employees focused on R&D activities, costs associated with building prototype aircraft, other related costs, depreciation, and an allocation of general overhead. R&D efforts focus on the design and development of the Company’s eVTOL aircraft, including certain of the systems that are used in it.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
General and Administrative
General and administrative expenses are primarily comprised of personnel-related costs including salaries, bonuses, benefits, and stock-based compensation expense for employees associated with the Company’s administrative services such as finance, legal, human resources, and information technology, other related costs, depreciation, and an allocation of general overhead. General and administrative expenses include charges relating to the Technology and Dispute Resolution Agreements (as defined in Note 7 - Commitments and Contingencies) expense for the years ended December 31, 2025 and 2024, and stock-based compensation expense related to restricted stock units (“RSUs”) granted to the Company’s founders pursuant to the terms and conditions of the Business Combination Agreement immediately prior to closing (each, a “Founder Grant” and collectively, the “Founder Grants”) for the years ended December 31, 2025, 2024 and 2023. Refer to Note 7 - Commitments and Contingencies and Note 9 - Stock-Based Compensation for additional information.
Other Warrant Expense
Other warrant expense consists entirely of non-cash expense related to the warrants issued in conjunction with the execution of the United Purchase Agreement, United Collaboration Agreement, and United Warrant Agreement with United. Refer to Note 11 - Warrants for additional information.
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
Income Taxes
The Company accounts for its income taxes using the asset and liability method whereby deferred tax assets and liabilities are determined based on temporary differences between the basis used for financial reporting and income tax reporting purposes. Deferred income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for deferred tax assets if it is more-likely-than-not that the Company will not realize those tax assets through future operations. Significant judgment is applied when assessing the need for valuation allowances and includes the evaluation of historical loss adjusted for the effects of non-recurring items. Areas of estimation include consideration of future taxable income. The Company has placed a full valuation allowance against its federal and state deferred tax assets since the recovery of the assets is uncertain. Should a change in circumstances lead to a change in judgment

Archer Aviation Inc.
Notes to Consolidated Financial Statements
about the utilization of deferred tax assets in future years, the adjustment related to valuation allowances would be reported as an increase to income.
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
The following table presents the number of antidilutive shares excluded from the calculation of diluted net loss per share:

	Year Ended December 31,
	2025	2024	2023
Options to purchase common stock	1,623,752	2,118,011	3,174,114
Unvested restricted stock units	34,166,124	28,658,246	33,397,483
Warrants	33,595,159	38,347,301	52,011,560
Shares issuable under the Employee Stock Purchase Plan (Note 9)	949,538	527,764	931,412
Total	70,334,573	69,651,322	89,514,569
Segments
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates as a single operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis. The CODM uses net loss for purposes of making operating decisions, allocating resources, and evaluating financial performance. Given the Company’s pre-commercialization operating stage, it currently has no concentration exposure to products, services, or customers. Segment asset information is not regularly provided to the CODM to allocate resources.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
The following table presents significant expenses provided to the CODM (in millions):

	Year Ended December 31,
	2025	2024	2023
Revenue	$0.3	$—	$—

Operating expenses
Cost of revenue	0.2	—	—
Depreciation and amortization expense	20.0	11.7	6.5
Research and development warrant expense	3.3	8.1	17.5
Stock-based compensation expense	223.5	108.8	45.2
Technology and dispute resolution agreements expense	—	12.0	70.3
General and administrative warrant expense	—	0.2	—
Other research and development expense	378.0	290.9	224.6
Other general and administrative expense	104.6	78.0	80.7
Other warrant expense	—	—	2.1
Total operating expenses	729.6	509.7	446.9
Loss from operations	(729.3)	(509.7)	(446.9)
Other income (expense), net	58.6	(48.8)	(26.9)
Interest income, net	52.8	21.9	16.4
Loss before income taxes	(617.9)	(536.6)	(457.4)
Income tax expense	(0.3)	(0.2)	(0.5)
Net loss	$(618.2)	$(536.8)	$(457.9)
Comprehensive Loss
Comprehensive loss includes all changes in equity during the period from non-owner sources. The Company’s comprehensive loss consists of its net loss, its unrealized gains or losses on available-for-sale securities and foreign currency translation gains or losses.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of incremental income tax information related to the income tax rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. The Company adopted this standard effective for its Annual Report on Form 10-K for the year ended December 31, 2025 using a prospective approach. Refer to Note 10 - Income Taxes for further information.
Recently Issued Accounting Pronouncements Not Yet Adopted
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

Archer Aviation Inc.
Notes to Consolidated Financial Statements
effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The update can be applied either (1) retrospectively, (2) prospectively, or (3) on a modified prospective basis. The Company is currently evaluating the impact of ASU 2025-06 on its disclosures within its consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-10, Accounting for Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (ASU 2025-10) to establish authoritative guidance on the recognition, measurement, and presentation of government grants received by business entities. The guidance will be effective for the annual periods beginning with the year ending December 31, 2028 and for interim periods beginning January 1, 2029. Early adoption is permitted. Upon adoption, the guidance can be applied using a modified prospective, modified retrospective, or under a retrospective approach. The Company is currently evaluating the impact of ASU 2025-10 on its disclosures within its consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (ASU 2025-11),which clarifies the applicability of interim reporting guidance and reorganizes and clarifies interim disclosure requirements under ASC Topic 270, including the addition of a disclosure principle requiring disclosure of material events occurring since the most recent annual reporting period. The guidance will be effective for interim periods beginning January 1, 2028. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2025-11 on its disclosures consolidated financial statements.
Note 3 - Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of December 31,
	2025	2024
Building	$118.4	$64.4
Equipment	49.9	25.6
Computer hardware and software	9.9	7.7
Leasehold improvements	50.7	34.2
Construction in progress	60.0	13.3
Total property and equipment	288.9	145.2
Less: Accumulated depreciation	(35.3)	(18.4)
Total property and equipment, net	$253.6	$126.8
The following table presents depreciation expense included in each respective expense category in the consolidated statements of operations (in millions):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$0.1	$—	$—
Research and development	16.5	9.8	5.3
General and administrative	0.4	0.5	0.5
Total depreciation expense	$17.0	$10.3	$5.8
Note 4 - Business Combination
Acquisition of Hawthorne Airport
On December 8, 2025, the Company completed the acquisition of certain lease agreements, operating rights, and development rights related to Hawthorne Airport in Hawthorne, California. The acquisition included (i) the master ground lease agreement between Hawthorne Airport, LLC (“HAL”) and the City of Hawthorne covering the lease of the Hawthorne Airport; (ii) certain subleases agreements held by HAL; (iii) certain sublease held by 395 Park Place, LLC (“395 Park Place”) with third parties; (iv) an option to purchase seventy-five per cent (75.0%) of the fixed base operator (“FBO") business operating at Hawthorne Airport from Advanced Air, LLC (“Advanced Air”) prior to December 31, 2026 for $25.0 million; and (v) rights to have 395 Park Place develop additional hangar space at the Hawthorne Airport for $20.4 million with payments to be made in

Archer Aviation Inc.
Notes to Consolidated Financial Statements
installments based on construction progress. HAL, 395 Park Place and Advanced Air, are referred to herein collectively as the “Sellers”.
The acquisition was completed to establish an operational hub to support the Company’s planned Los Angeles air taxi operations and aviation technology development. The acquisition has been accounted for as a business combination under the acquisition method in accordance with ASC 805, as the acquired assets and activities included inputs and substantive processes capable of producing outputs. Accordingly, the purchase consideration was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values as of the acquisition date.
The total purchase consideration for the acquisition was $127.1 million, which consisted of the following (in millions):

Cash	$125.9
Fair value of contingent consideration liability on the acquisition date	1.2
Total purchase consideration	$127.1
Further, the Company may be obligated to issue up to approximately $21.4 million in earn-out shares of the Company’s Class A common stock to certain Seller employees and 395 Park Place upon the achievement of certain performance milestones to be achieved within three years of the acquisition date. Of this amount, approximately $3.75 million was accounted for as contingent consideration and included in the above table as part of total purchase consideration at its estimated fair value of $1.2 million as of the acquisition date. The remaining earn-out amounts are accounted for as post-combination expense, as the related earn-out targets are expected to be achieved through the ongoing efforts of the Sellers and such amounts will be recognized ratably over the various estimated completion date presuming earn-out targets will be met.
The assumed loan bears interest at a rate of 6.3% per annum and has an initial maturity date of April 2030, with an option to extend the maturity for an additional five years to April 2035 at an adjusted interest rate equal to the five-year U.S. Treasury rate plus 2.7%. The loan agreement contains provisions, representations, warranties, covenants, and indemnities that are customary for secured commercial real estate debt. See Note 6 - Debt for more details.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Current assets	$0.1
Option to purchase FBO (other current assets)	44.8
Property and equipment, net	50.3
ROU asset	15.6
Intangible assets	44.8
Goodwill	0.1
Current liabilities	(0.2)
Lease liabilities	(11.1)
Other long-term liabilities	(1.2)
Loan assumed (debt)	(16.1)
Total	$127.1
The acquired goodwill is tax deductible and represents the excess of the purchase consideration over the aggregate fair value of identifiable net assets acquired at the acquisition date. The goodwill is primarily attributable to the assembled workforce. During the measurement period, which may not be later than one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding net offset to goodwill.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
The following table shows the fair value of the separately identifiable intangible assets at the time of acquisition and the period over which each intangible asset will be amortized:

	Preliminary Fair Value	Useful Life
	(in millions)	(Years)
Operating rights	$44.8	30
Total identified intangible assets	$44.8
Identifiable intangible assets recognized consist of operating rights, which represent contractual rights to operate and conduct aviation-related activities, including lease of hangar space at the Hawthorne Airport facilities. The operating rights are amortized on a straight-line basis over their estimated useful lives, which generally correspond to the remaining contractual terms of the master ground lease.
As part of the acquisition, as described above, the Company acquired an option to purchase seventy-five percent (75.0%) of the FBO business operating at Hawthorne Airport for a fixed exercise price of $25.0 million, exercisable at any time prior to December 31, 2026. The option represents a contractual right and was recorded at its estimated fair value of $44.8 million as of the acquisition date.
The fair value of the FBO business was estimated using an income-based valuation approach, which considers the expected future cash flows based on projected revenues, operating margins and discount rate. See Note 2 - Summary of Significant Accounting Policies for fair value determination of the option to purchase FBO business.
Unaudited pro forma financial information has not been presented, as the impact to the Company’s consolidated financial statements was not material.
The Company incurred immaterial acquisition-related costs, which were expensed as incurred and recorded within general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2025.
Note 5 - Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of December 31,
	2025	2024
Accrued engineering services, parts and materials	$13.1	$12.5
Accrued employee costs	29.7	22.2
Accrued professional services	14.8	6.5
Contract liabilities - current	1.3	0.9
Other current liabilities	9.2	10.7
Total	$68.1	$52.8

Archer Aviation Inc.
Notes to Consolidated Financial Statements
Note 6 - Debt
The following table provides information regarding the Company’s debt (in millions):

	As of December 31,
	2025	2024
Synovus Bank loan	$65.0	$65.0
Less: unamortized discount and loan issuance costs	(0.8)	(1.0)
Carrying amount of Synovus loan	64.2	64.0

Banc of California	$16.1	$—
Less: unamortized discount and loan issuance costs	—	—
Carrying amount of Banc of California loan	16.1	—

Total carrying amount of debt	80.3
Less: Current portion of Debt	(0.8)	—
Debt, net of current portion	$79.5	$64.0
Synovus Bank Loan
On October 5, 2023, the Company entered into a credit agreement (the “Credit Agreement”) with Synovus Bank, as administrative agent and lender, and the additional lenders from time to time (collectively, the “Lenders”). Pursuant to the Credit Agreement, the Company may borrow up to an aggregate principal amount of up to $65.0 million through multiple term loan advances (together, the “Synovus Loan”) to fund the construction and development of the Company’s manufacturing facility in Covington, Georgia.
The Company is required to make 120 monthly interest payments from November 14, 2023 until maturity, and 84 equal monthly principal installments from November 14, 2026 until maturity. The Credit Agreement matures on the earlier of October 5, 2033 or the date on which the outstanding Synovus Loan has been declared or automatically becomes due and payable pursuant to the terms of the Credit Agreement.
The interest rate on the Synovus Loan is a floating rate per annum equal to secured overnight financing rate (as defined in the Credit Agreement) plus the applicable margin of 2.0%, which increases by 5.0% per annum upon the occurrence of an event of default.
The Company’s obligations under the Credit Agreement are secured by funds in a collateral account and the Credit Agreement is guaranteed by certain domestic subsidiaries of the Company. The Company may prepay with certain premium that links to the passage of time, and in certain circumstances would be required to prepay the Loan under the Credit Agreement without payment of a premium. The Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, and customary events of default. As of December 31, 2025, the Company was in compliance with all the covenants of the Credit Agreement.
The Company has drawn down full $65.0 million of the Synovus Loan as of December 31, 2025. The effective interest rate for the draw downs ranged from 6.0% to 6.5% and 6.7% to 7.2% as of December 31, 2025 and 2024, respectively. The Company incurred issuance costs of $1.0 million related to the loan outstanding as of December 31, 2025. The loan issuance costs will be amortized to interest expense over the contractual term of the Synovus Loan. During the years ended December 31, 2025 and 2024, the Company recognized interest expense of $4.2 million and $0.1 million, respectively, including an immaterial amount related to the amortization of issuance costs within interest income, net in the consolidated statements of operations. The carrying value of the Loan, net of unamortized issuance costs of $0.8 million was $64.2 million as of December 31, 2025.
Banc of California Loan
In connection with the acquisition of Hawthorne Airport acquisition, the Company assumed the sellers’ outstanding loan with a principal balance of $16.1 million with Banc of California (the “Banc of California Loan”). The Banc of California Loan bears a fixed interest rate of 6.3% per annum and has an initial maturity date of April 2030, with an option to extend the maturity for an additional five years to April 2035 at an adjusted interest rate equal to the five-year U.S. Treasury rate plus

Archer Aviation Inc.
Notes to Consolidated Financial Statements
2.7%. The Banc of California Loan is secured by a leasehold deed of trust on the properties and contains representations, warranties, covenants, and indemnities customary for secured commercial real estate debt.
The future scheduled principal maturities of the Debt as of December 31, 2025 are as follows (in millions):

2026	$0.9
2027	3.1
2028	3.1
2029	3.1
2030	16.8
Thereafter	54.1
Total debt payable	$81.1
Note 7 - Commitments and Contingencies
Operating Leases
The Company leases office, lab, hangar, and storage facilities under various operating lease agreements with lease periods expiring between 2025 and 2030 and generally containing periodic rent increases and various renewal and termination options.
The Company’s lease costs were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$7.4	$5.0	$5.7
Short-term lease cost	1.1	0.5	0.6
Total lease cost	$8.5	$5.5	$6.3
The Company’s weighted-average remaining lease term and discount rate as of December 31, 2025 and 2024 were as follows:

	2025	2024
Weighted-average remaining lease term (in months)	143	48
Weighted-average discount rate	14.1%	14.4%
The minimum aggregate future obligations under the Company’s non-cancelable operating leases as of December 31, 2025 were as follows (in millions):

2026	$14.2
2027	12.0
2028	11.0
2029	10.4
2030	9.2
Thereafter	60.7
Total future lease payments	117.5
Less: leasehold improvement allowance	(9.4)
Total net future lease payments	108.1
Less: imputed interest	(66.5)
Present value of future lease payments	$41.6

Archer Aviation Inc.
Notes to Consolidated Financial Statements
Supplemental cash flow information and non-cash activities related to right-of-use assets and lease liabilities were as follows (in millions):

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$8.1	$5.2
Non-cash investing activities
Operating lease liabilities from obtaining right-of-use assets	$31.9	$2.1
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
As of December 31, 2025, the Company had standby letters of credit in the aggregate outstanding amount of $6.3 million, secured with restricted cash.
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
The Company recorded the initial vested tranche of shares underlying the warrant within equity at its fair value and recognized technology and dispute resolution agreements expense for the initial vested tranche of shares upon the issuance of the Wisk Warrant. The Company recorded the unvested portion of shares underlying the Wisk Warrant (the “Second Tranche”) as liabilities at their fair value and adjusted the Wisk Warrant to fair value at each reporting period. This liability was subjected to remeasurement at each balance sheet date until exercised, and any change in fair value was recognized as a gain or loss in the Company’s consolidated statements of operations. The initial offsetting entry to the warrant liability was technology and dispute resolution agreements expense. Upon the issuance of shares underlying the Second Tranche, the warrant liability was reclassed to equity at fair value. During the years ended December 31, 2024 and 2023, the Company recorded $10.3 million and $70.3 million, respectively, in general and administrative expenses.
On June 7, 2024, Wisk filed a motion in the United States District Court for the Northern District of California to enforce the Technology and Dispute Resolution Agreements in regards to a dispute between the parties with respect to the Second

Archer Aviation Inc.
Notes to Consolidated Financial Statements
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
Joby Litigation
On November 18, 2025 Joby Aero, Inc. (“Joby”) filed a complaint in the Superior Court of California in Santa Cruz County against the Company and one of its employees asserting claims of trade-secret misappropriation, breach of contract, interference with Joby’s contracts and prospective economic advantage, and related claims around the Company’s recent hiring of a former Joby employee. On December 18, 2025, the Company removed this action to the United States District Court for the Northern District of California. On January 23, 2026, the Company moved to dismiss the complaint. A hearing on this motion has been scheduled for March 24, 2026.
Vertical Litigation
On February 23, 2026, the Company filed a patent infringement lawsuit against Vertical Aerospace Ltd. and Vertical Aerospace Group Ltd. (collectively, “Vertical”) in the United States District Court for the Eastern District of Texas. The lawsuit alleges that Vertical’s eVTOL Valo aircraft infringes multiple patents owned by Archer relating to its Midnight eVTOL aircraft. The Company seeks, among other things, an injunction to prevent Vertical from continuing its infringing activities, as well as monetary damages for past infringement.
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

Archer Aviation Inc.
Notes to Consolidated Financial Statements
(the “Conversion”). No additional shares of Class B common stock have been or will be issued following the Final Conversion Date.
Preferred Stock
As of December 31, 2025, no shares of preferred stock were outstanding, and the Company currently has no plans to issue any shares of preferred stock.
Common Stock
Voting
Holders of the Company’s Class A common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.
Dividends
Holders of Class A common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s Board of Directors in its discretion out of funds legally available therefor. No dividends on common stock have been declared by the Company’s Board of Directors through December 31, 2025, and the Company does not expect to pay dividends in the foreseeable future.
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
On December 11, 2024, the Company entered into subscription agreements with certain investors providing for the private placement of the Company’s Class A common stock at a purchase price of $6.65 per share (the “Second 2024 PIPE Financing”), pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. A portion of the Second 2024 PIPE Financing closed on December 13, 2024 for 63,909,776 shares of the Company’s Class A common stock for net proceeds of approximately $407.7 million, after deducting offering costs. The remaining portion of the Second 2024 PIPE Financing covering an aggregate of 751,879 shares of the Company’s Class A common stock to be issued and sold to Stellantis

Archer Aviation Inc.
Notes to Consolidated Financial Statements
for anticipated gross proceeds of approximately $5.0 million, which remains subject to the satisfaction of certain closing conditions.
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
In May 2024, the Company filed a shelf registration statement on Form S-3 with the SEC that permits the offering of an aggregate of up to $95.0 million of shares of the Company’s Class A common stock or preferred stock, debt securities, warrants, and units (the “2024 Shelf Registration Statement”), including a prospectus for the sale under the Sales Agreement of shares of its Class A common stock, having an aggregate value of up to $70.0 million (the “Second ATM Program”). The Second ATM Program was fully utilized in November 2024, resulting in the sale of 20,644,100 shares of Class A common stock for net proceeds of $68.0 million during the year ended December 31, 2024.
In November 2024, the Company filed a shelf registration statement on Form S-3ASR with the SEC and a related prospectus for the sale under the Sales Agreement of shares of its Class A common stock, having an aggregate value of up to $70.0 million (the “Third ATM Program”). During the year ended December 31, 2024, the Company sold 2,052,484 shares of Class A common stock under the Third ATM Program for net proceeds of $21.7 million. During the year ended December 31, 2025, the Third ATM program was fully utilized, resulting in the sale of 3,921,875 shares for net proceeds of $46.3 million.
The Company pays the placement agent a commission rate of up to 3.0% of the gross proceeds from any shares of Class A common stock sold through the Sales Agreement.
Vendor Share Issuances
During the years ended December 31, 2025, and 2024, the Company issued 15,045,913 and 1,685,994 shares of Class A common stock to certain vendors to satisfy $126.8 million and $5.8 million of the Company’s current and/or future obligations to those vendors, respectively.
Registered Direct Offerings
On February 12, 2025, the Company closed a registered direct offering in which pursuant to the securities purchase agreement dated February 11, 2025, by and between the Company and certain institutional investors, the Company issued and sold 35,500,000 shares of the Company’s Class A common stock for gross proceeds of $301.8 million, after deducting offering costs.
On June 16, 2025, the Company closed a registered direct offering in which pursuant to the securities purchase agreement dated June 12, 2025, by and between the Company and certain institutional investors, the Company issued and sold 85,000,000 shares of the Company’s Class A common stock for gross proceeds of $850.0 million, after deducting offering costs.
On November 10, 2025, the Company closed a registered direct offering in which pursuant to the securities purchase agreement dated November 6, 2025, by and between the Company and certain institutional investors, the Company issued and sold 81,250,000 shares of the Company’s Class A common stock for gross proceeds of $650.0 million, after deducting offering costs.
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

Archer Aviation Inc.
Notes to Consolidated Financial Statements
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
Annual Equity Awards
Subject to the achievement of certain performance goals established by the Company from time to time, the Company’s employees are eligible to receive an annual incentive bonus that will entitle them to an annual grant of RSUs that are fully vested on the date of grant. Furthermore, all the annual equity awards are contingent and issued only upon approval by the Company’s Board of Directors or the Compensation Committee. During the years ended December 31, 2025, 2024 and 2023, the Company recognized stock-based compensation expense of $21.1 million, $17.8 million and $11.5 million, respectively, related to these annual equity awards.
Stock Options
A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2024	3,174,114	$0.12	6.7	$19.1
Exercised	(999,115)	$0.08		$4.5
Expired/forfeited	(56,988)	$0.10
Outstanding as of December 31, 2024	2,118,011	$0.13	5.8	$20.4
Exercised	(416,394)	0.11		3.7
Expired/forfeited	(77,865)	0.15
Outstanding as of December 31, 2025	1,623,752	0.14	4.8	12.0

Exercisable as of December 31, 2025	1,613,990	$0.14	4.8	$11.9
Vested and expected to vest as of December 31, 2025	1,623,752	0.14	4.8	12.0
There were no options granted for the years ended December 31, 2025, 2024 and 2023.
The Company recognized stock-based compensation expense of $2.2 million, $2.5 million and $2.8 million for stock options for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025, there was less than $0.1 million unrecognized stock-based compensation expense related to unvested stock options.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
Restricted Stock Units
A summary of the Company’s RSU activity is as follows:

	Number of Shares	Weighted Average Grant Fair Value
Outstanding as of January 1, 2024	31,522,483	$4.99
Granted	18,608,964	$4.78
Vested	(18,837,707)	$4.87
Forfeited	(2,635,494)	$4.06
Outstanding as of December 31, 2024	28,658,246	$5.02
Granted	23,226,161	9.22
Performance based adjustment (1)	190,844	6.39
Vested	(15,418,517)	5.94
Forfeited	(2,490,610)	6.56
Outstanding as of December 31, 2025	34,166,124	7.36
(1) Represents units adjusted for the vesting of the first tranche of PSUs (defined below) granted in 2024.
During the year ended December 31, 2025, the Company granted 2,425,322 RSUs under the Amended and Restated 2021 Plan, representing the annual equity awards for 2024. The RSUs were fully vested on the date of grant and settled in Class A common stock on a one-for-one basis. In addition, the Company granted 19,918,683 RSUs under the Amended and Restated 2021 Plan, which generally vest over a three- or four-year period with a one-year cliff and remains subject to forfeiture if vesting conditions are not met. Upon vesting, RSUs are settled in Class A common stock on a one-for-one basis. The shares of Class A common stock underlying RSU grants are not issued and outstanding until the applicable vesting date.
During the year ended December 31, 2025, the Company granted 882,156 RSUs under the Amended and Restated 2021 Plan to certain executives, which vest over a three-year period with a payout based on the Company’s relative performance of total shareholder return (“TSR”) compared with the annualized TSR of certain peer companies for the service period (the “PSUs”). The award payout can range from 0.0% to 200.0% of the initial grant and is measured on each anniversary of the grant date. Upon vesting, the PSUs are settled in Class A common stock on a one-for-one basis. If an executive’s employment ends due to disability, death, termination without cause or resignation for good reason, the executive (or beneficiary) remains eligible under the award and, if the award is earned, will receive a proration of the PSUs based on active employment during the annual service periods. In all other cases, the award will not vest and all rights to the PSUs will terminate.
The Company determined the fair value of the PSUs using a Monte Carlo simulation model on the grant date. The Company will recognize compensation expense for the PSUs on a straight-line basis over the three-year performance period.
The following assumptions were used to estimate the fair value, using the Monte Carlo simulation, of the PSUs:

	February 17 2025	July 26 2025
Stock price	$10.35	$11.21
Term (in years)	3.0	3.0
Risk-free interest rate	4.2%	3.8%
Volatility	88.2%	87.2%
Dividend yield	0.0%	0.0%
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

Archer Aviation Inc.
Notes to Consolidated Financial Statements
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
One-quarter of each of the Founder Grants, totaling 10,004,612 shares of Class B common stock, vested immediately prior to the Closing Date pursuant to the terms and conditions of the Business Combination Agreement. On April 14, 2022, the vested 5,002,306 shares of Class B common stock of the Company’s former co-CEO were cancelled. On July 13, 2023, following the expiration of 15 months from the separation of the former co-CEO from the Company on April 13, 2022, the former officer’s unvested 15,006,918 shares of Class B common stock for the remaining three tranches were forfeited. The Company then reversed the previously recognized stock-compensation expense of $59.1 million associated with these shares. During the year ended December 31, 2024, the Company’s Board of Directors determined that the performance milestone for the second tranche of the outstanding Founder Grant, covering 5,002,306 shares of Class B common stock, was achieved. As of December 31, 2025, there were 10,004,612 RSUs outstanding, representing the remaining two tranches of the outstanding Founder Grant.
For the years ended December 31, 2025, 2024 and 2023, the Company recorded $22.6 million, $33.1 million and $49.7 million of stock-based compensation expense, respectively, for the remaining two tranches of the outstanding Founder Grant in general and administrative expenses in the consolidated statements of operations. Of the amounts recorded during the years ended December 31, 2023 and 2022, approximately $17.3 million and $32.4 million of stock-based compensation expense, respectively, associated with the forfeiture were reversed in July 2023 and recorded during the year ended December 31, 2023.
For the years ended December 31, 2025, 2024 and 2023, the Company recorded $99.1 million, $47.4 million and $27.0 million of stock-based compensation expense, respectively, related to RSUs (excluding the Founder Grants).
As of December 31, 2025, the total remaining stock-based compensation expense for unvested RSUs (including the remaining Founder Grant) was $177.1 million, which is expected to be recognized over a weighted-average period of 1.0 year.
Employee Stock Purchase Plan
In August 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately upon the closing of the Business Combination. The ESPP permits eligible employees to purchase shares of Class A common stock at a price equal to 85.0% of the lower of the fair market value of Class A common stock on the first day of an offering or on the date of purchase. Additionally, the number of shares of Class A common stock reserved for issuance under the ESPP will automatically increase on January 1st of each year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by the lesser of (i) 1.0% of the total number of shares of Class A common stock outstanding on December 31 of the preceding year; (ii) 9,938,118 shares of Class A common stock; or (iii) a lesser number of shares of Class A common stock determined by the Board of Directors prior to the date of increase (the “ESPP Evergreen Provision”). The ESPP Evergreen Provision is calculated using the number of legally outstanding shares of common stock and includes shares, such as unvested shares pursuant to early exercised stock options, that are not considered outstanding for accounting purposes. In accordance therewith, the number of shares of Class A common stock reserved for issuance under the ESPP increased by 4,677,185 on January 1, 2025. As of December 31, 2025, the maximum number of shares authorized for issuance under the ESPP was 15,762,995, of which 11,656,009 shares remained available under the ESPP.
The Company currently offers six-month offering periods, and at the end of each offering period, which occurs every six months on May 31 and November 30, employees can elect to purchase shares of the Company’s Class A common stock with contributions of up to 15.0% of their base pay, accumulated via payroll deductions, subject to certain limitations.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
During the year ended December 31, 2025, for the six-month ESPP offering periods that ended on May 31, 2025 and November 30, 2025, employees purchased 618,173 shares at a price of $6.21 per share and 536,185 shares at a price of $6.62 per share, respectively.
The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of each award granted under the ESPP. The following table sets forth the key assumptions and fair value results for each award granted in the Company’s six-month offering period that started on December 1, 2025:

Input	December 1, 2025	June 1, 2025
Stock price	$7.46	$10.09
Term (in years)	0.5	0.5
Risk-free interest rate	3.7%	4.3%
Volatility	89.0%	122.0%
Dividend yield	0.0%	0.0%
Grant date fair value per share	$2.94	$4.83
During the years ended December 31, 2025, 2024 and 2023, the Company recognized stock-based compensation expense of $4.5 million, $2.6 million and $1.2 million for the ESPP, respectively.
As of December 31, 2025, the total remaining stock-based compensation expense was $2.3 million for the ESPP, which is expected to be recognized over the current six-month offering period until May 31, 2026.
Vendor Share Issuances
From time to time, the Company issues shares of Class A common stock to certain vendors in exchange for services rendered and/or goods purchased (collectively, the “Vendor Share Issuances”). The Vendor Share Issuances are being consummated by the Company pursuant to the Company’s shelf registration statements filed with the SEC and accompanying prospectuses.
During the years ended December 31, 2025, and 2024, the Company recognized stock-based compensation expense of $73.3 million and $5.5 million for the Vendor Share Issuances, respectively.
Acquisition-related earn-out stock-based compensation expense
In connection with the acquisition of Hawthorne Airport, during the year ended December 31, 2025, the Company recognized $0.7 million of stock-based compensation expense related to earn-out shares payable in the Company’s Class A common stock. The related performance targets are expected to be achieved through the ongoing efforts of the Sellers; therefore, the earn-out is accounted for as post-combination expense. The expense is recognized over the expected achievement period based on the estimated grant-date fair value of the awards, assuming the performance targets will be met. The expense is included within general and administrative expense in the consolidated statements of operations for the year ended December 31, 2025.
Additional Stock-based Compensation information
The Company records stock-based compensation expense for stock-based compensation awards based on the fair value on the date of grant. The stock-based compensation expense is recognized ratably over the course of the requisite service period.
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

Archer Aviation Inc.
Notes to Consolidated Financial Statements
The following table presents stock-based compensation expense included in each respective expense category in the consolidated statements of operations (in millions):

	Year Ended December 31,
	2025	2024	2023
Research and development	$95.3	$49.0	$28.9
General and administrative	128.2	59.8	16.3
Total stock-based compensation expense	$223.5	$108.8	$45.2
Note 10 - Income Taxes
The Company's loss before income taxes consisted of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
United States	$(619.0)	$(537.6)	$(458.7)
International	1.1	1.0	1.3
Total	$(617.9)	$(536.6)	$(457.4)
The Company recognized foreign current income tax provision of $0.3 million, $0.2 million, and $0.5 million during the years ended December 31, 2025, 2024 and 2023, respectively. The Company did not record any deferred income tax provision for the years ended December 31, 2025, 2024 and 2023. The related increase in the deferred tax assets was offset by the increase in valuation allowance.
As further described in Note 2, Summary of Significant Accounting Policies, the Company has elected to prospectively adopt the guidance in ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures (“ASU 2023-09”). In accordance with the guidance in ASU No. 2023-09 the effective income tax rate for the year ended December 31, 2025, differs from the statutory federal income tax rate as follows (in millions, except percentages):

	Year Ended December 31,
	2025
Federal income tax at statutory tax rate	$(129.8)	21.0%
Tax credits
Research and development tax credit	(22.8)	3.7
Change in valuation allowance	163.2	(26.5)
Nontaxable or nondeductible items
Warrant expense	(12.2)	2.0
Nondeductible officers’ compensation	12.3	(2.0)
Stock-based compensation expense	(12.2)	2.0
Other	1.8	(0.2)
Provision for income taxes and Effective tax rate	$0.3	—%

Archer Aviation Inc.
Notes to Consolidated Financial Statements
As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

	Year Ended December 31,
	2024	2023
Federal income tax (benefit) at statutory tax rate	21.0%	21.0%
State and local income taxes (net of federal benefit)	0.8%	(2.7)%
Nondeductible expenses	(1.0)%	(0.1)%
Warrant expense	(1.9)%	(1.6)%
Nondeductible officers’ compensation	(0.7)%	0.1%
Credits	5.4%	4.4%
Change in valuation allowance	(23.6)%	(21.2)%
Effective tax rate	0.0%	(0.1)%
Differences between the state statutory rate and state effective tax rate for the years ended December 31, 2025 and 2024 primarily relate to the limitations imposed on certain share-based compensation under Section 162(m), research and development expenses tax credits and an increase in the valuation allowance.
The Company’s significant components of its deferred tax assets and liabilities are as follows (in millions):

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$296.3	$133.0
Accrued expenses	5.8	4.3
Operating lease liabilities	9.3	3.3
Stock-based compensation expense	5.4	2.1
Warrants	8.6	7.8
Capitalized research and development expenses	116.4	132.3
Credits	107.1	71.5
Depreciation and amortization	1.3	3.7
Other	0.7	0.3
Gross deferred tax assets	550.9	358.3
Less: valuation allowance	(541.8)	(353.3)
Deferred tax assets, net of valuation allowance	9.1	5.0
Deferred tax liabilities:
Depreciation and amortization	—	(3.2)
Right-of-use assets	(9.1)	(1.8)
Total deferred tax liabilities	(9.1)	(5.0)
Total net deferred tax assets	$—	$—
In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Based upon the analysis of federal and state deferred tax balances and future tax projections and the Company’s lack of taxable income in the carryback period, the Company recorded a valuation allowance of $541.8 million against the federal and state deferred tax assets. The valuation allowance increased by $188.5 million, $127.0 million, and $96.6 million during the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025 and 2024, the Company has U.S. federal net operating loss (“NOL”) carryforwards of $1,372.4 million and $616.5 million, respectively, which can be carried forward indefinitely. As of December 31, 2025 and 2024, the

Archer Aviation Inc.
Notes to Consolidated Financial Statements
Company has state NOL carryforwards of $146.8 million and $58.2 million, respectively, which will both begin to expire in 2038.
In the ordinary course of its business, the Company incurs costs that, for tax purposes, are determined to be qualified R&D expenditures within the meaning of Section 41 of the Internal Revenue Code of 1986, as amended (the “Code”) and are, therefore, eligible for the Increasing Research Activities credit under Section 41 of the Code. The U.S. federal R&D tax credit carryforward is $77.2 million and $53.2 million for December 31, 2025 and 2024, respectively. The U.S. federal R&D tax credit carryforward begins to expire in 2039. The state R&D tax credit carryforward is $45.0 million and $27.9 million for December 31, 2025 and 2024, respectively, which can be carried forward indefinitely.
The following table shows the changes in the gross amount of unrecognized tax benefits (in millions):

Balance as of December 31, 2022	$1.5
Increases related to prior year tax positions	0.5
Balance as of December 31, 2023	2.0
Increases related to current year tax positions	2.0
Balance as of December 31, 2024	4.0
Increases related to current year tax positions	3.0
Balance as of December 31, 2025	$7.0
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2025 and 2024 is zero due to the valuation allowance that would otherwise be recorded on the deferred tax asset associated with the recognized position. During the years ended December 31, 2025, 2024 and 2023, the Company recognized no interest and penalties related to uncertain tax positions.
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
The Company is subject to taxation and files income tax returns with the U.S. federal government and various state jurisdictions. As a result of the Company’s net operating loss and credit carryforwards all of its years are subject to federal and state examination. The Company is not under audit by any tax jurisdictions at this time. During the year ended December 31, 2025, the Company did not have any significant income tax payments made or refunds received from any jurisdiction.

Archer Aviation Inc.
Notes to Consolidated Financial Statements
Note 11 - Warrants
Equity Classified Warrants
A summary of the Company’s warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2025	20,753,630	$0.01	3.5	$202.1
Issued	314,760	0.01		2.4
Exercised	(57,050)	0.01		0.4
Expired	(1,671,202)
Outstanding as of December 31, 2025	19,340,138	0.01	2.7	145.2

Vested and exercisable as of December 31, 2025	11,139,976	$0.01	1.9	$83.7
United Airlines, Inc.
On January 29, 2021, the Company entered into the United Purchase Agreement, the United Collaboration Agreement, and the United Warrant Agreement with United. Under the terms of the United Purchase Agreement, United has a conditional purchase order for up to 200 of the Company’s aircraft, with an option to purchase an additional 100 aircraft. Those purchases are conditioned upon the Company meeting certain conditions that include, but are not limited to, the certification of the Company’s aircraft by the Federal Aviation Administration (“FAA”) and further negotiation and reaching of mutual agreement on certain material terms related to the purchases. The Company issued 14,741,764 warrants to United to purchase shares of the Company’s Class A common stock. Each warrant provides United with the right to purchase one share of the Company’s Class A common stock at an exercise price of $0.01 per share. The warrants were initially expected to vest in four installments in accordance with the following milestones: the execution of the United Purchase Agreement and the United Collaboration Agreement, the completion of the Business Combination, the certification of the aircraft by the FAA, and the sale of aircraft to United.
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
The Company accounts for the Amended United Purchase Agreement and the United Collaboration Agreement under ASC 606, Revenue from Contracts with Customers. The Company identified the sale of each aircraft ordered by United as a separate performance obligation in the contract. As the performance obligations have not been satisfied, the Company has not recognized any revenue as of December 31, 2025.
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

Archer Aviation Inc.
Notes to Consolidated Financial Statements
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
There was no other warrant expense recognized for the year ended December 31, 2025 and 2024. For the year ended December 31, 2023, the Company recorded $2.1 million in other warrant expense in the consolidated statements of operations related to the second sub-milestone under the fourth milestone, and a total of 2,211,264 warrants vested from achievement of this milestone.
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
As the Company is currently in pre-revenue stage and is not generating any revenue from the Stellantis Collaboration Agreement, all costs incurred with third parties are recorded based on the nature of the costs incurred. The Company accounts for the warrant in accordance with the provisions of ASC 718. The grant date fair value of each warrant was determined to be $1.93, which was the closing price of the Company’s Class A common stock on January 3, 2023. For each tranche of the

Archer Aviation Inc.
Notes to Consolidated Financial Statements
warrant, the Company will recognize compensation costs as the related services are received from Stellantis on a straight-line basis over the associated service period. During the years ended December 31, 2025 and 2024, the Company recorded $3.3 million and $8.1 million of research and development expense, respectively, in the consolidated statements of operations in connection with the Stellantis Collaboration Agreement.
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
During the year ended December 31, 2025, FCA US LLC (“FCA”), a wholly-owned subsidiary of Stellantis, transferred to Stellantis a fully vested warrant to purchase 1,671,202 shares of the Company’s Class A common stock at an exercise price of $0.01 per share. The warrant was not exercised and expired as of December 31, 2025.
Liability Classified Warrants
During the year end December 31, 2025, 3,950 public warrants were exercised and as of December 31, 2025, there were 17,394,997 public warrants that remained outstanding. Public warrants may only be exercised for a whole number of shares. No fractional shares are issued upon exercise of the public warrants. The public warrants became exercisable on October 30, 2021, 12 months after the closing of the initial public offering of Atlas. The public warrants will expire in September 2026 or earlier upon redemption or liquidation.
Once the public warrants become exercisable, the Company may redeem the public warrants:
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
As of December 31, 2025, there were 8,000,000 private placement warrants outstanding. The private placement warrants are identical to the public warrants underlying the shares sold in the initial public offering of Atlas, except that the private placement warrants and the shares of Class A common stock issuable upon the exercise of the private placement warrants became transferable, assignable, and salable on October 16, 2021, 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.
The warrants are remeasured to fair value at each reporting date, with changes in fair value recognized in other income (expense), net in the consolidated statements of operations. During the year ended December 31, 2025, the Company

Archer Aviation Inc.
Notes to Consolidated Financial Statements
recognized a gain of $59.5 million. During the years ended December 31, 2024 and 2023, the Company recognized losses of $49.5 million and $32.9 million, respectively.
Note 12 - Related Party Transactions
In August 2025, Neon Aero Inc. and its subsidiaries (together “Neon Group”) became related parties of the Company due to the Company’s Chief Executive Officer’s ownership interest and position as a director of Neon Aero Inc. As of December 31, 2025, $0.6 million was payable to Neon Group. The total purchases of goods and services from Neon Group since August 2025 was $4.1 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears within Item 8 of this Annual Report on Form 10-K.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On or about March 2, 2026, we will issue warrants to a party to purchase an aggregate of 142,602 shares of our Class A common stock (the “Warrant”). The Warrant has an exercise price of $0.01 per share. The Form of Warrant is filed as Exhibit 10.21 to this Form 10-K.
The Warrant is being offered by us pursuant to our shelf registration statement on Form S-3ASR (File No. 333-284812), which was filed with the SEC on February 11, 2025 and was automatically effective on the same date, including the prospectus supplement dated October 21, 2025, and accompanying prospectus.
A copy of the opinion of Fenwick & West LLP relating to the validity of the Warrant is filed herewith as Exhibit 5.1.

Rule 10b5-1 Trading Plans. During the three months ended December 31, 2025, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, in each case as defined in Item 408 of Regulation S-K, except as described below.
On December 1, 2025, Tosha Perkins, Chief Administrative Officer of the Company, adopted a trading arrangement, which expires December 31, 2026, and provides for the sale of up to 166,667 shares of Class A common stock pursuant to the terms of the plan.
On December 23, 2025, Eric Lentell, Chief Legal and Strategy Officer of the Company, amended a trading arrangement entered into on September 3, 2025, which expires on September 1, 2026, and provides for the potential sale of 100,000 shares of Class A common stock pursuant to the terms of the plan.
On December 30, 2025, Michael Spellacy, a member of the Board of Directors of the Company, adopted trading arrangement, which expires on December 31, 2026, and provides for the potential sale of 54,644 shares of Class A common stock held by Mr. Spellacy and 334,244 shares held by Achill Holdings, LLC, which is controlled by Mr. Spellacy, pursuant to the terms of the plan.
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
10.2
Amended and Restated Sponsor Letter Agreement, dated July 29, 2021, by and among Atlas Crest Investment Corp., Atlas Crest Investment LLC, Legacy Archer, and the individuals named therein (incorporated by reference to Annex D-2 to Registration Statement on Form S-4 (File No. 333-254007), filed August 3, 2021)

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

Exhibit	Description
10.14††	Sublease Agreement, dated January 14, 2022, between Forescout Technologies, Inc. and Archer (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 001-39668), filed May 12, 2022)
10.15	Warrant to Purchase Shares, dated January 3, 2023, by and between Archer and Stellantis N.V. (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 001-39668), filed January 9, 2023)
10.16
Warrant to Purchase Shares, dated November 6, 2020, by and among FCA US LLC and Legacy Archer (incorporated by reference to Exhibit 10.8 to Registration Statement on S-4 (File No. 333-254007), filed August 10, 2021)

10.17	Warrant to Purchase Shares, dated January 29, 2021, by and among United Airlines, Inc. and Archer (incorporated by reference to Exhibit 10.21 to Form 10-K (File No. 001-39668), filed March 14, 2022)
10.18
Amendment No. 1 to Warrant to Purchase Shares, dated August 9, 2022, by and among United Airlines, Inc. and Archer (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 001-39668), filed November 10, 2022)

10.19
Warrant to Purchase Shares, dated February 26, 2021, by and among Mesa Air Group, Inc. and Legacy Archer (incorporated by reference to Exhibit 10.11 to Registration Statement on S-4 (File No. 333-254007), filed August 10, 2021)

10.20
Warrant to Purchase Shares, dated as of July 19, 2021, by and between FCA Italy, S.p.A. and Legacy Archer (incorporated by reference to Exhibit 10.23 to Form 10-K (File No. 001-39668), filed March 14, 2022)

10.21	Form of Warrant to Purchase Shares
10.22	Form of Warrant to Purchase Shares (incorporated by reference to Exhibit 4.1 to Form 10-Q (File No. 001-39668) filed August 11, 2025
10.23	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-39668), filed August 10, 2023)
10.24
Amended and Restated Registration Rights Agreement, by and between Archer and certain stockholders, dated September 16, 2021 (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-39668), filed September 22, 2021)

10.25	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 001-39668), filed August 10, 2023)
10.26	Registration Rights Agreement, dated January 3, 2023, by and between Archer and Stellantis N.V. (incorporated by reference to Exhibit 10.4 to Form 8-K (File No. 001-39668), filed January 9, 2023)
10.27	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K (File No. 001-39668), filed August 8, 2024)
10.28	Form of Registration Rights Agreement, by and between Archer and Stellantis N.V. (incorporated by reference to Exhibit 10.5 to Form 8-K (File No. 001-39668), filed August 8, 2024)
10.29	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K (File No. 001-39668), filed December 10, 2024)
10.3	Form of Registration Rights Agreement, by and between Archer and Stellantis N.V. (incorporated by reference to Exhibit 10.5 to Form 8-K (File No. 001-39668), filed December 12, 2024)
10.31***††
Credit Agreement, dated as of October 5, 2023, by and among Archer, the subsidiary guarantors thereto, and Synovus Bank, as administrative agent and lender (incorporated by reference to Exhibit 10.29 to Form 10-K (File No. 001-39668), filed February 29, 2024)

10.32†	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.26 to Form 8-K (File No. 001-39668), filed September 22, 2021)
10.33†	Form of Change in Control and Severance Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 001-39668), filed May 12, 2022)
10.34	Form of Transaction Support Agreement (incorporated by reference to Annex E to Registration Statement on Form S-4 (File No. 333-254007), filed March 8, 2021)
10.35
Manufacturing Collaboration Agreement, dated January 3, 2023, by and between Archer and Stellantis N.V. (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-39668), filed January 9, 2023)

10.36
Controlled Equity OfferingSM Sales Agreement, dated November 9, 2023, by and between Archer and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.2 to Registration Statement on Form S-3 (File No. 333-275465), filed November 13, 2023)

10.37	Transition Letter Agreement, dated July 8, 2025 by and between Mark Mesler and the Company (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 001-39668), filed August 11, 2025)

Exhibit	Description
10.38††
Purchase and Sale Agreement between Hawthorne Airport Ground Lease LLC and Hawthorne Airport, LLC dated November 5, 2025 (incorporated by reference to Exhibit 1.1 to Form 8-K (File No. 001-39668) filed November 12, 2025)

10.39††
Purchase and Sale Agreement between Hawthorne Airport Improvement LLC and 395 Park Place, LLC dated November 5, 2025 (incorporated by reference to Exhibit 1.1 to Form 8-K (File No. 001-39668) filed November 12, 2025)

10.40††	Earnout Agreement between Archer Aviation Inc., certain Seller employees and 395 Park Place, LLC
19.1	Policy Against Insider Trading (incorporated by reference to Exhibit 19.1 to Form 10-K (File No. 001-39668), filed February 28, 2025)
21.1*	List of Material Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
23.2*	Opinion of Fenwick & West LLP (included in Exhibit 5.1)
24.1*	Power of Attorney (reference is made to the signature page thereto)
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to Form 10-K (File No.001-39668), filed February 29, 2024)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ARCHER AVIATION INC.

March 2, 2026	By:	/s/ Priya Gupta
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Adam Goldstein	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2026
Adam Goldstein
/s/ Priya Gupta	Acting Chief Financial Officer (Principal Financial Officer)	March 2, 2026
Priya Gupta

/s/ Harsh Rungta	Senior Vice President Finance and Chief Accounting Officer (Principal Accounting Officer)	March 2, 2026
Harsh Rungta

/s/ Deborah Diaz	Director	March 2, 2026
Deborah Diaz

/s/ Fred Diaz	Director	March 2, 2026
Fred Diaz

/s/ Oscar Munoz	Director	March 2, 2026
Oscar Munoz

/s/ Barbara J. Pilarski	Director	March 2, 2026
Barbara J. Pilarski

/s/ Maria Pinelli	Director	March 2, 2026
Maria Pinelli

/s/ Michael Spellacy	Director	March 2, 2026
Michael Spellacy