Form 10-Q
period 2026-03-31
Archer Aviation Inc.
filed 2026-05-11
CIK 1824502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 6, 2026, the number of shares of the registrant’s Class A common stock outstanding was 759,598,009.

Archer Aviation Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2026

i

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
As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026 (the “Annual Report”). Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, the Annual Report, and other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. Moreover, new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks and uncertainties, the future events and circumstances discussed in the Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

ii

Part I - Financial Information
Item 1. Financial Statements
Archer Aviation Inc.
Condensed Consolidated Balance Sheets
(In millions, except share and par value; unaudited)

	March 31 2026	December 31 2025
Assets
Current assets
Cash and cash equivalents	$951.1	$1,021.5
Restricted cash	7.3	7.3
Short-term investments	824.8	943.2
Prepaid expenses	58.1	47.3
Other current assets	58.5	56.8
Total current assets	1,899.8	2,076.1
Property and equipment, net	278.6	253.6
Intangible assets, net	81.6	80.2
Right-of-use assets	39.3	40.8
Goodwill	2.4	0.1
Other long-term assets	21.1	15.1
Total assets	$2,322.8	$2,465.9
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$25.4	$30.2
Current portion of lease liabilities	4.7	5.3
Accrued expenses and other current liabilities	73.7	68.1
Current portion of debt	1.4	0.8
Total current liabilities	105.2	104.4
Debt, net of current portion	78.8	79.5
Lease liabilities, net of current portion	36.9	36.3
Warrant liabilities	7.1	29.9
Other long-term liabilities	15.4	13.0
Total liabilities	243.4	263.1
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025.	—	—
Class A common stock, $0.0001 par value; 1,400,000,000 shares authorized; 757,911,866 and 744,046,194 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	0.1	0.1
Additional paid-in capital	4,604.0	4,507.9
Accumulated deficit	(2,521.5)	(2,303.8)
Accumulated other comprehensive loss	(3.2)	(1.4)
Total stockholders’ equity	2,079.4	2,202.8
Total liabilities and stockholders’ equity	$2,322.8	$2,465.9
See accompanying notes to condensed consolidated financial statements.

Archer Aviation Inc.
Condensed Consolidated Statements of Operations
(In millions, except share and per share data; unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$1.6	$—

Operating expenses
Cost of revenue	1.3	—
Research and development	171.7	103.7
General and administrative	83.2	40.3
Total operating expenses	256.2	144.0
Loss from operations	(254.6)	(144.0)
Other income (expense), net	20.6	42.0
Interest income, net	16.4	8.7
Loss before income taxes	(217.6)	(93.3)
Income tax expense	(0.1)	(0.1)
Net loss	$(217.7)	$(93.4)

Net loss per share, basic and diluted	$(0.28)	$(0.17)
Weighted-average shares outstanding, basic and diluted	766,850,002	540,427,085
See accompanying notes to condensed consolidated financial statements.

Archer Aviation Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In millions; unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(217.7)	$(93.4)
Other comprehensive loss:
Unrealized loss on short-term investments, net of tax	(1.8)	—
Foreign currency translation gain	—	0.1
Total other comprehensive income (loss)	(1.8)	0.1
Comprehensive loss, net of tax	$(219.5)	$(93.3)
See accompanying notes to condensed consolidated financial statements.

Archer Aviation Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except share data; unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Class A			Accumulated Deficit		Total
	Shares	Amount
Balance as of December 31, 2025	744,046,194	$0.1	$4,507.9	$(2,303.8)	$(1.4)	$2,202.8
Issuance of Class A common stock	6,547,560	—	42.1	—	—	42.1
Issuance of RSU and restricted stock expense	6,484,721	—	1.8	—	—	1.8
Exercise of stock options	348,957	—	0.1	—	—	0.1
Exercise of warrants	142,450	—	1.8	—	—	1.8
Issuance of Class A common stock in connection with business acquisition	341,984	—	2.9	—	—	2.9
Stock-based compensation	—	—	47.4	—	—	47.4
Net loss	—	—	—	(217.7)	—	(217.7)
Other comprehensive loss	—	—	—	—	(1.8)	(1.8)
Balance as of March 31, 2026	757,911,866	$0.1	$4,604.0	$(2,521.5)	$(3.2)	$2,079.4
See accompanying notes to condensed consolidated financial statements.

Archer Aviation Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except share data; unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Class A			Accumulated Deficit		Total
	Shares	Amount
Balance as of December 31, 2024	503,777,464	$0.1	$2,438.4	$(1,685.6)	$(0.3)	$752.6
Issuance of Class A common stock	1,906,161	—	16.7	—	—	16.7
Issuance of RSU and restricted stock expense	4,544,253	—	1.9	—	—	1.9
Exercise of stock options	168,510	—	—	—	—	—
Issuance of warrants and warrant expense	—	—	0.8	—	—	0.8
Exercise of warrants	3,000	—	—	—	—	—
PIPE financing	2,982,089	—	9.6	—	—	9.6
Registered Direct Offering	35,500,000	—	289.5	—	—	289.5
Stock-based compensation	—	—	33.5	—	—	33.5
Net loss	—	—	—	(93.4)	—	(93.4)
Other comprehensive gain	—	—	—	—	0.1	0.1
Balance as of March 31, 2025	548,881,477	$0.1	$2,790.4	$(1,779.0)	$(0.2)	$1,011.3
See accompanying notes to condensed consolidated financial statements.

Archer Aviation Inc.
Condensed Consolidated Statements of Cash Flows
(In millions; unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(217.7)	$(93.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	7.8	4.1
Stock-based compensation expense	70.4	30.1
Change in fair value of warrant liabilities	(22.8)	(41.7)
Non-cash lease expense	1.7	0.8
Research and development warrant expense	—	0.8
General and administrative warrant expense	1.1	—
Amortization of short-term investments purchased at a premium	1.6	—
Others	0.3	—
Changes in operating assets and liabilities:
Prepaid expenses	(5.4)	(1.6)
Other current assets	1.9	(1.2)
Other long-term assets	(6.5)	(1.7)
Accounts payable	(5.2)	0.5
Accrued expenses and other current liabilities	28.0	8.1
Operating lease right-of-use assets and lease liabilities, net	(0.3)	(1.0)
Other long-term liabilities	(4.0)	1.6
Net cash used in operating activities	(149.1)	(94.6)
Cash flows from investing activities
Purchase of property and equipment	(32.6)	(10.0)
Proceeds from maturities of short-term investments	115.0	—
Business acquisition, net of cash acquired	(3.7)	—
Net cash provided by (used in) investing activities	78.7	(10.0)
Cash flows from financing activities
Repayment of long-term debt	(0.1)	—
Proceeds from PIPE financing	—	10.0
Proceeds from issuance of common stock	—	301.8
Proceeds from exercise of stock options	0.1	—
Payment of offering costs in connection with financing activities	—	(11.6)
Net cash provided by financing activities	—	300.2

Net change in cash, cash equivalents, and restricted cash	(70.4)	195.6
Cash, cash equivalents, and restricted cash, beginning of period	1,028.8	841.3
Cash, cash equivalents, and restricted cash, end of period	$958.4	$1,036.9

Supplemental Cash Flow Information:
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$14.1	$6.7
Purchases of property and equipment in common stock	$7.4	$—
Purchase of business acquisition in common stock	$2.9	$—
Payment of offering costs in connection with financing activities in common stock	$—	$1.2
See accompanying notes to condensed consolidated financial statements.

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Description of Business and Basis of Presentation
Description of Business
Archer Aviation Inc. (the “Company”), a Delaware corporation headquartered in Silicon Valley, California, is an aerospace and defense company focused on the development of advanced aviation technologies and aircraft. The Company is building a platform to deliver advanced aircraft, technologies and services. The Company’s primary products under development are an electric vertical take-off and landing (“eVTOL”) aircraft primarily intended to be used in major cities as an air taxi and a hybrid, autonomous VTOL aircraft intended for dual-use in both civil and defense applications. The Company plans to operate in two primary sectors: (i) a commercial aviation business, which is expected to include the sale of commercial aircraft and related technologies and services, such as direct-to-consumer air taxi services in select metropolitan areas worldwide; and (ii) a defense business, which is expected to include the sale of aircraft and related technologies for defense applications.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) on a going concern basis. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, comprehensive income, stockholders’ equity and cash flows for the interim periods indicated. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full year ending December 31, 2026.
The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2025 set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2026 (the “Form 10-K”). The December 31, 2025 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.
Liquidity and Going Concern
Since inception, the Company has devoted substantial capital resources to the design and development of its planned aircraft, urban air mobility networks and business lines. These activities have been funded primarily through the net proceeds received from the sale of preferred and common stock to related and third parties (Note 10 - Stockholders' Equity), and issuance of debt (Note 8 - Debt).
Through March 31, 2026, the Company has incurred cumulative operating losses, generated negative cash flows from operating activities, and accumulated a deficit of $2,521.5 million. As of March 31, 2026, the Company had cash, cash equivalents and short-term investments of $1,775.9 million, which management believes will be sufficient to fund the Company’s current operating plan for at least the next 12 months from the date these condensed consolidated financial statements were issued.
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
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
statements and accompanying notes. Actual results could differ from these estimates and assumptions due to risks and uncertainties. Such estimates include, but are not limited to (i) realization of deferred tax assets and estimates of tax liabilities, (ii) fair value and useful life of acquired intangible assets, (iii) fair value of assets acquired and liabilities assumed in business combinations, (iv) fair value of share-based payments, (v) fair value and useful lives of long-lived assets, (vi) incremental borrowing rate used for right-of-use assets and lease liabilities, and (vii) assessment of significant development uncertainty existence for internally developed software costs. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Such estimates often require the selection of appropriate valuation methodologies and models and may involve significant judgment in evaluating ranges of assumptions and financial inputs. Actual results could materially differ from those estimates due to risks and uncertainties.
Summary of Significant Accounting Policies
Except for the accounting policy updated for cloud computing arrangements as a result of adoption of Accounting Standards Update (“ASU”) 2025-06, there have been no changes to the Company’s significant accounting policies as described in Note 2 - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Part II, Item 8 of the Form 10-K.
Cloud Computing Arrangements
The Company capitalizes certain implementation costs incurred in connection with its cloud computing arrangements that are service contracts. Capitalization of implementation costs begins when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended (the "probable-to-complete threshold"). In evaluating whether the probable-to-complete threshold is met, the Company considers whether significant development uncertainty exists based on the presence of technological innovations or novel, unproven functions and features, or substantially unidentified or evolving performance requirements. Costs incurred before both criteria are met, and costs incurred after the software is substantially complete and ready for its intended use, are expensed as incurred.
Capitalized implementation costs are recognized in other long-term assets in the condensed consolidated balance sheet and amortized on a straight-line basis over the fixed, noncancellable term of the associated hosting arrangement.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which eliminated the use of software project development stages to align with modern software development methods. Under the ASU, capitalization for internal-use software will begin when (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform its intended function. The update is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The update can be applied either (1) retrospectively, (2) prospectively, or (3) on a modified prospective basis. The Company early adopted ASU 2025-06 on a prospective basis effective January 1, 2026. The adoption did not have a material impact on the Company's condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of additional information about specific expense categories in the notes to the financial statements. The update is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The update can be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any of all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2024-03 on its disclosures within its condensed consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-10, Accounting for Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (ASU 2025-10) to establish authoritative guidance on the recognition, measurement, and presentation of government grants received by business entities. The guidance will be effective for the annual

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
periods beginning with the year ending December 31, 2028 and for interim periods beginning January 1, 2029. Early adoption is permitted. Upon adoption, the guidance can be applied using a modified prospective, modified retrospective, or under a retrospective approach. The Company is currently evaluating the impact of ASU 2025-10 on its disclosures within its condensed consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (ASU 2025-11), which clarifies the applicability of interim reporting guidance and reorganizes and clarifies interim disclosure requirements under ASC Topic 270, including the addition of a disclosure principle requiring disclosure of material events occurring since the most recent annual reporting period. The guidance will be effective for interim periods beginning January 1, 2028. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2025-11 on its disclosures within its condensed consolidated financial statements.
Note 2 - Revenue
Revenue Recognition
During the three months ended March 31, 2026, the Company recognized total revenue of $1.6 million, of which $1.0 million was attributable to lease-related revenue. No revenue was recognized during the three months ended March 31, 2025.
Contract Liabilities
The Company records contract liabilities related to differences between the timing of cash receipts from the customer and the recognition of revenue. Contract liabilities consisted of the following (in millions):

	As of
	March 31, 2026	December 31, 2025
Current portion of contract liabilities	$1.3	$1.3
Contract liabilities, net of current portion	10.0	10.0
Total	$11.3	$11.3
Current portion of contract liabilities is recorded in accrued expenses and other current liabilities and contract liabilities, net of current portion is recorded in other long-term liabilities in the Company’s condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the Company’s contract liabilities primarily included a $10.0 million pre-delivery payment received from United Airlines, Inc. (“United”) under the terms of the Amended United Purchase Agreement (defined below) (Refer to Note 12 - Warrants for additional information). No revenue related to these contract liabilities was recognized during the three months ended March 31, 2026 and 2025.
Note 3 - Fair Value Measurements
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

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The carrying amounts of the Company’s cash, accounts payable, accrued compensation, and accrued liabilities approximate their fair values due to the short-term nature of these instruments.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in millions):

	As of March 31, 2026			As of December 31, 2025
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$790.2	$—	$—	$883.3	$—	$—
Short-term investments:
U.S. Treasuries	601.3	—	—	703.8	—	—
Corporate debt securities	—	223.5	—	—	239.4	—
Other current assets
Option to acquire FBO	—	—	44.8	—	—	44.8
Total assets measured at fair value	$1,391.5	$223.5	$44.8	$1,587.1	$239.4	$44.8

Liabilities:
Warrant liabilities
Public warrants	$4.9	$—	$—	$19.9	$—	$—
Private placement warrants	—	—	2.2	—	—	10.0
Total liabilities measured at fair value	$4.9	$—	$2.2	$19.9	$—	$10.0
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
The following table presents a summary of the Company’s cash equivalents and short-term investments as of March 31, 2026 (in millions):

	As of March 31, 2026
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Money market funds	$790.2	$—	$—	$790.2
Short-term investment
U.S. Treasuries	603.4	—	(2.1)	601.3
Corporate debt securities	224.5	—	(1.0)	223.5
Total	$1,618.1	$—	$(3.1)	$1,615.0

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The unrealized losses related to the Company’s short-term investments were primarily due to changes in interest rates and not due to increased credit risk or other valuation concerns. The Company had no other-than-temporary impairments for the three months ended March 31, 2026 and 2025.
Public Warrants
The measurement of the public warrants as of March 31, 2026 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “ACHR WS”. The quoted price of the public warrants was $0.28 and $1.15 per warrant as of March 31, 2026 and December 31, 2025, respectively, with changes in fair value recognized in the condensed consolidated statements of operations.
Private Placement Warrants
The Company utilizes a Monte Carlo simulation model for the private placement warrants at each reporting period, with changes in fair value recognized in the condensed consolidated statements of operations. The estimated fair value of the private placement warrant liability is determined using Level 3 inputs. Inherent in a Monte Carlo simulation model are assumptions related to expected volatility, expected exercise term, risk-free interest rate, and dividend yield.
The key inputs into the Monte Carlo simulation model for the private placement warrants are as follows:

Input	March 31, 2026	December 31, 2025
Stock price	$5.17	$7.52
Strike price	$11.50	$11.50
Term (in years)	0.46	0.71
Risk-free rate	3.7%	3.5%
Volatility	97.1%	89.1%
Dividend yield	0.0%	0.0%
The following table presents the change in fair value of the Company’s Level 3 private placement warrants liability during the three months ended March 31, 2026 (in millions):

Balance as of December 31, 2025	10.0
Change in fair value	(7.8)
Balance as of March 31, 2026	$2.2
In connection with the change in fair value of the Company’s private placement warrants liability, the Company recognized a gain of $7.8 million and $17.0 million during the three months ended March 31, 2026 and 2025, respectively, within other income (expense), net in the condensed consolidated statements of operations. Refer to Note 12 - Warrants for additional information about the private placement warrants.

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Option to Acquire FBO
In connection with the acquisition of Hawthorne Airport as defined below in Note 6 - Business Combinations, on December 8, 2025, the Company recorded an option to acquire a 75% ownership interest in the fixed-base operator (“FBO”) business operating at the airport for an exercise price of $25.0 million. The option is measured at fair value using a Black-Scholes model, with changes in fair value recognized in other income (expense), net in the condensed consolidated statements of operations, and is classified as a Level 3 fair value measurement.
During the three months ended March 31, 2026, there was no material change in the fair value of the option. The option was classified within other current assets in the condensed consolidated balance sheets as it was exercisable prior to December 31, 2026. The option was subsequently exercised and the acquisition was closed on April 1, 2026. Refer to Note 17 - Subsequent Events for additional information.
The key inputs into the Black-Scholes model for the option to acquire FBO business are as follows:

	As of
Input	March 31, 2026	December 8, 2025
Strike price (in millions)	$25.0	$25.0
Term (in years)	0.01	0.2
Risk-free rate	3.7%	3.8%
Volatility	64.0%	50.0%
Dividend yield	0.0%	0.0%
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Certain financial instruments, including debt, are not measured at fair value on a recurring basis in the condensed consolidated balance sheets. The fair value of debt as of March 31, 2026 approximates its carrying value (Level 2). Refer to Note 8 - Debt for additional information.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Certain assets and liabilities are subject to measurement at fair value on a non-recurring basis if there are indicators of impairment or if they are deemed to be impaired as a result of an impairment review.
Note 4 - Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of
	March 31, 2026	December 31, 2025
Building	$122.0	$118.4
Equipment	74.6	49.9
Computer hardware and software	11.5	9.9
Leasehold improvements	52.2	50.7
Construction in progress	59.5	60.0
Total property and equipment	319.8	288.9
Less: Accumulated depreciation	(41.2)	(35.3)
Total property and equipment, net	$278.6	$253.6

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents depreciation expense included in each respective expense category in the condensed consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$0.4	$—
Research and development	5.4	3.6
General and administrative	0.1	0.1
Total depreciation expense	$5.9	$3.7
Note 5 - Goodwill and Intangible Assets
The Company’s goodwill and purchased intangible assets of March 31, 2026 and December 31, 2025 is as follows (in millions):

	March 31, 2026				December 31, 2025
	Gross	Additions	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$0.1	$2.3	$—	$2.4	$0.1	$—	$0.1

Intangible assets:
Domain name	$0.5	$—	$(0.2)	$0.3	$0.5	$(0.2)	$0.3
Patents	36.0	—	(1.8)	34.2	36.0	(0.8)	35.2
Developed Technology	—	2.8	(0.1)	2.7	—	—	—
Operating rights	44.8	—	(0.4)	44.4	44.8	(0.1)	44.7
Total purchased intangible assets	$81.3	$2.8	$(2.5)	$81.6	$81.3	$(1.1)	$80.2
Amortization expense related to intangible assets is as follows:

	Three Months Ended March 31,
	2026	2025
Domain name (1)	$—	$—
Patents	1.0	—
Developed technology	0.1	—
Operating rights	0.3	—
Total amortization expense	$1.4	$—
(1) The amortization related to domain name is less than $0.1 million for the three months ended March 31, 2026 and 2025.
The expected future annual amortization expense of intangible assets as of March 31, 2026 is presented below (in millions):

2026	$4.1
2027	5.5
2028	5.5
2029	5.5
2030	5.5
Thereafter	55.5
Total	$81.6

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 6 - Business Combination
Acquisition of Hawthorne Airport
On December 8, 2025, the Company completed the acquisition of certain lease agreements, operating rights, and development rights related to Hawthorne Municipal Airport in Hawthorne, California (“Hawthorne Airport”). The acquisition included (i) the master ground lease agreement between Hawthorne Airport, LLC (“HAL”) and the City of Hawthorne covering the lease of the Hawthorne Airport; (ii) certain sublease agreements held by HAL; (iii) certain subleases held by 395 Park Place, LLC (“395 Park Place”) with third parties; (iv) an option to purchase 75.0% of the fixed base operator (“FBO") business operating at Hawthorne Airport from Advanced Air, LLC (“Advanced Air”) prior to December 31, 2026 for $25.0 million; and (v) rights to have 395 Park Place develop additional hangar space at the Hawthorne Airport for $20.4 million with payments to be made in installments based on construction progress. HAL, 395 Park Place and Advanced Air, are referred to herein collectively as the “Sellers”.
The acquisition was completed to allow the Company to establish an operational hub to support the Company’s planned Los Angeles air taxi operations and aviation technology development. The acquisition has been accounted for as a business combination under the acquisition method in accordance with ASC 805, as the acquired assets and activities included inputs and substantive processes capable of producing outputs. Accordingly, the purchase consideration was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values as of the acquisition date.
The total purchase consideration for the acquisition was $127.1 million, which consisted of the following (in millions):

Cash	$125.9
Fair value of contingent consideration liability on the acquisition date	1.2
Total purchase consideration	$127.1
Further, the Company may be obligated to issue up to approximately $21.4 million in earn-out shares of the Company’s Class A common stock to certain Seller employees and 395 Park Place upon the achievement of certain performance milestones to be achieved within three years of the acquisition date. Of this amount, approximately $3.75 million was accounted for as contingent consideration and included in the above table as part of total purchase consideration at its estimated fair value of $1.2 million as of the acquisition date. The remaining earn-out amounts are accounted for as post-combination expense, as the related earn-out targets are expected to be achieved through the ongoing efforts of the Sellers and such amounts will be recognized ratably over the various estimated completion dates presuming earn-out targets will be met.
The assumed loan bears interest at a rate of 6.3% per annum and has an initial maturity date of April 2030, with an option to extend the maturity for an additional five years to April 2035 at an adjusted interest rate equal to the five-year U.S. Treasury rate plus 2.7%. The loan agreement contains provisions, representations, warranties, covenants, and indemnities that are customary for secured commercial real estate debt. Refer to Note 8 - Debt for additional information.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Current assets	$0.1
Option to purchase FBO (included in other current assets)	44.8
Property and equipment, net	50.3
Right of Use asset	15.6
Intangible assets	44.8
Goodwill	0.1
Current liabilities	(0.2)
Lease liabilities	(11.1)
Other long-term liabilities	(1.2)
Loan assumed (debt)	(16.1)
Total	$127.1

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
As part of the acquisition, as described above, the Company acquired an option to purchase seventy-five percent (75.0%) of the FBO business operating at Hawthorne Airport for a fixed exercise price of $25.0 million, exercisable at any time prior to December 31, 2026. The option represents a contractual right and was recorded at its estimated fair value of $44.8 million as of the acquisition date. The option was subsequently exercised and the acquisition was closed on April 1, 2026. Refer to Note 17 - Subsequent Events for additional information.
The fair value of the FBO business was estimated using an income-based valuation approach, which considers the expected future cash flows based on projected revenues, operating margins and discount rate. See Note 3 - Fair Value Measurements for fair value determination of the option to purchase FBO business.
Unaudited pro forma financial information has not been presented, as the impact to the Company’s consolidated financial statements was not material.
The Company incurred $2.4 million in acquisition-related costs, which were expensed as incurred and recorded within general and administrative expenses in the condensed consolidated statements of operations for the three months ended March 31, 2026.
Other acquisitions
On January 21, 2026, the Company completed the acquisition of 100% of the outstanding shares of a privately-held company for total consideration of $6.1 million in a combination of cash and issuance of Class A common stock. The acquisition was accounted for as a business combination. Accordingly, the purchase consideration was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values as of the acquisition date.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Cash and cash equivalents	$2.2
Property and equipment, net	0.4
Developed technology	2.8
Goodwill	2.3
Tangible net liabilities acquired	(0.2)
Deferred tax liabilities	(1.4)
Total	$6.1

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The acquired goodwill is not tax deductible and represents the excess of the purchase consideration over the aggregate fair value of identifiable net assets acquired at the acquisition date. The developed technology will be amortized on a straight-line basis over an estimated useful life of 10 years.
Note 7 - Supplementary Financial Information
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets that sum to amounts reported on the condensed consolidated statements of cash flows (in millions):

	As of
	March 31 2026	December 31 2025
Cash and cash equivalents	$951.1	$1,021.5
Restricted cash	7.3	7.3
Total cash, cash equivalents, and restricted cash	$958.4	$1,028.8
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of
	March 31 2026	December 31 2025
Accrued engineering services, parts and materials	$22.4	$13.1
Accrued employee costs	17.5	29.7
Accrued professional services	24.2	14.8
Current portion of contract liabilities	1.3	1.3
Other current liabilities	8.3	9.2
Total	$73.7	$68.1
Note 8 - Debt
The following table provides information regarding the Company’s debt (in millions):

	As of
	March 31, 2026	December 31, 2025
Synovus Bank loan	$65.0	$65.0
Less: unamortized discount and loan issuance costs	(0.8)	(0.8)
Carrying amount	64.2	64.2

Banc of California	$16.0	$16.1
Less: unamortized discount and loan issuance costs	—	—
Carrying amount	16.0	16.1

Total carrying amount of debt	80.2	80.3
Less: Current portion of debt	(1.4)	(0.8)
Debt, net of current portion	$78.8	$79.5

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The Company’s obligations under the Credit Agreement are collateralized by funds in a collateral account and the Credit Agreement is guaranteed by certain domestic subsidiaries of the Company. The Company may prepay with a certain premium that links to the passage of time, and in certain circumstances would be required to prepay the Loan under the Credit Agreement without payment of a premium. The Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, and customary events of default. As of March 31, 2026, the Company was in compliance with all the covenants of the Credit Agreement.
The Company has fully drawn down the $65.0 million of the Synovus Loan as of March 31, 2026. The effective interest rate for the draw downs ranged from 5.9% to 6.4% and 6.0% to 6.5% as of March 31, 2026 and December 31, 2025, respectively. The Company incurred issuance costs of $1.0 million related to the loan outstanding as of March 31, 2026. The loan issuance costs will be amortized to interest expense over the contractual term of the Synovus Loan. During the three months ended March 31, 2026 and 2025, the Company recognized interest expense of $1.2 million and $1.1 million, respectively, including an immaterial amount related to the amortization of issuance costs within interest income, net in the condensed consolidated statements of operations.
Banc of California Loan
In connection with the acquisition of Hawthorne Airport, the Company assumed the Sellers’ outstanding loan with a principal balance of $16.1 million with Banc of California (the “Banc of California Loan”). The Banc of California Loan bears a fixed interest rate of 6.3% per annum and has an initial maturity date of April 2030, with an option to extend the maturity for an additional five years to April 2035 at an adjusted interest rate equal to the five-year U.S. Treasury rate plus 2.7%. The Banc of California Loan is secured by a leasehold deed of trust on the properties and contains representations, warranties, covenants, and indemnities customary for collateral commercial real estate debt.
The future scheduled principal maturities of the debt as of March 31, 2026 are as follows (in millions):

Remaining 2026	$0.8
2027	3.1
2028	3.1
2029	3.1
2030	16.8
Thereafter	54.1
Total debt payable	$81.0
Note 9 - Commitments and Contingencies
Operating Leases
The Company leases office, lab, hangar, master ground lease and storage facilities under various operating lease agreements with lease periods expiring between 2026 and 2055 and generally containing periodic rent increases and various renewal and termination options.

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s lease costs were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$3.2	$1.3
Short-term lease cost	1.0	0.1
Total lease cost	$4.2	$1.4
The Company’s weighted-average remaining lease term and discount rate as of March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Weighted-average remaining lease term (in months)	143	46
Weighted-average discount rate	14.1%	14.4%
The minimum aggregate future obligations under the Company’s non-cancelable operating leases as of March 31, 2026 were as follows (in millions):

Remaining 2026	$8.4
2027	12.0
2028	11.0
2029	10.4
2030	9.2
2031	2.9
Thereafter	57.8
Total future lease payments	111.7
Less: leasehold improvement allowance	(7.3)
Total net future lease payments	104.4
Less: imputed interest	(62.8)
Present value of future lease payments	$41.6
Supplemental cash flow information and non-cash activities related to right-of-use assets and lease liabilities were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$1.8	$1.5
Non-cash investing activities
Operating lease liabilities from obtaining right-of-use assets	$—	$0.2
Finance Lease
In February 2023, the Company entered into a lease arrangement with the Newton County Industrial Development Authority (the “Authority”) for the Company’s manufacturing facilities to be constructed in Covington, Georgia. In connection with the lease arrangement, the Authority issued a taxable revenue bond (the “Bond”), which was acquired by the Company. The arrangement is structured so that the Company’s lease payments to the Authority equal and offset the Authority’s bond payments to the Company. Accordingly, the Company offsets the finance lease obligation and the Bond on its condensed consolidated balance sheets.
Letters of Credit
As of March 31, 2026, the Company had standby letters of credit in the aggregate outstanding amount of $6.3 million, secured with restricted cash.

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Litigation
During the ordinary course of the business, the Company may be subject to legal proceedings, various claims, and litigation. Such proceedings can be costly, time consuming, and unpredictable, and therefore, no assurance can be given that the final outcome of such proceedings will not materially impact the Company’s financial condition or results of operations.
Delaware Class Action Litigation
On May 17, 2024, two putative stockholders of the Company (and formerly, Atlas Crest Investment Corp. (“Atlas”)) filed class action lawsuits, on behalf of themselves and other similarly-situated stockholders, in the Delaware Court of Chancery (the “Court”) against the directors and officers of Atlas, the Company, the Company’s co-founders, Archer Aviation Inc. (prior to its business combination with Atlas, “Legacy Archer”), Moelis & Company Group LP and Moelis & Company LLC.
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
All defendants filed motions to dismiss the complaint. In response to such motions to dismiss, the plaintiffs voluntarily dismissed their claims against two Atlas directors. Oral argument on the remaining defendants’ motions to dismiss was held on April 17, 2025 and the Court issued a bench ruling on July 21, 2025, granting in part and denying in part the motions to dismiss. The Court dismissed all claims asserted against certain defendants, including among others, the Company’s co-founders, an Atlas director, Legacy Archer, Moelis & Company Group LP and Moelis & Company LLC. The Court also addressed the sufficiency of the plaintiffs’ allegations concerning the pre-merger disclosures that underlie the plaintiffs’ fiduciary duty and unjust enrichment claims, ruling that certain allegations were not adequately pleaded, thereby narrowing the scope of the fiduciary duty and unjust enrichment claims against the remaining defendants, which the Company believes that it has substantial defenses against. The parties have scheduled a mediation on June 4, 2026. Trial has been scheduled to begin on May 17, 2027.
Joby Litigation and ITC Proceeding
On November 18, 2025 Joby Aero, Inc. (“Joby”) filed a complaint in the Superior Court of California in Santa Cruz County against the Company and one of its employees asserting claims of trade-secret misappropriation, breach of contract, interference with Joby’s contracts and prospective economic advantage, and related claims around the Company’s recent hiring of a former Joby employee. On December 18, 2025, the Company removed this action to the United States District Court for the Northern District of California. On January 23, 2026, the Company moved to dismiss the complaint, which motion remains pending. On March 9, 2026, Archer filed its Answer and Counterclaims against Joby, alleging claims for unfair competition and violation of the Lanham Act. Joby filed a motion to dismiss the Counterclaims on April 6, 2026, and that ruling is pending a ruling by the District Court.
On March 9, 2026, the Company filed a complaint with the U.S. International Trade Commission (“ITC”) requesting the ITC prevent Joby from importing certain eVTOL aircraft, power systems for eVTOL aircraft, and components thereof, on the basis that such products infringe certain of the Company's U.S. patents. The ITC instituted an investigation (Inv. No. 337-TA-1499) on April 9, 2026 and the matter is pending before an administrative law judge. The administrative law judge set September 14, 2027 as the target date for the ITC’s final determination.
Vertical Litigation
On February 23, 2026, the Company filed a patent infringement lawsuit against Vertical Aerospace Ltd. and Vertical Aerospace Group Ltd. (together, “Vertical”) in the United States District Court for the Eastern District of Texas. The lawsuit alleges that Vertical’s eVTOL Valo aircraft infringes multiple patents owned by Archer relating to its Midnight eVTOL aircraft. The Company seeks, among other things, an injunction to prevent Vertical from continuing its infringing activities, as well as monetary damages for past infringement. On May 1, 2026, Vertical filed a motion to dismiss the complaint.

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 10 - Stockholders' Equity
Vendor Share Issuances
During the three months ended March 31, 2026 and 2025, the Company issued 6,547,560 and 1,906,161 shares of Class A common stock, respectively, to certain vendors to satisfy $42.1 million and $13.6 million of the Company’s current and future obligations.
Note 11 - Stock-Based Compensation
Amended and Restated 2021 Plan
In August 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which was approved by the stockholders of the Company in September 2021 and became effective immediately upon the closing of the business combination with Atlas (the “Business Combination”). In April 2022, the Company amended and restated the 2021 Plan (the “Amended and Restated 2021 Plan”), which was approved by the stockholders of the Company in June 2022. The aggregate number of shares of Class A common stock that may be issued under the plan increased to 34,175,708. In addition, the number of shares of Class A common stock reserved for issuance under the Amended and Restated 2021 Plan will automatically increase on January 1st of each year following this amendment, starting on January 1, 2023 and ending on (and including) January 1, 2031, in an amount equal to the lesser of (i) 5.0% of the total number of shares of Class A and Class B common stock outstanding on December 31 of the preceding year, or (ii) a lesser number of shares of Class A common stock determined by the Board of Directors prior to the date of the increase (the “EIP Evergreen Provision”). The EIP Evergreen Provision is calculated using the number of legally outstanding shares of common stock and includes shares, such as unvested shares pursuant to early exercised stock options, that are not considered outstanding for accounting purposes. In accordance therewith, the number of shares of Class A common stock reserved for issuance under the Amended and Restated 2021 Plan increased by 37,202,288 shares on January 1, 2026. The Amended and Restated 2021 Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, and other awards to employees, directors, and non-employees.
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
Annual Equity Awards
Subject to the achievement of certain performance goals established by the Company from time to time, the Company’s employees are eligible to receive an annual incentive bonus that will entitle them to an annual grant of restricted stock units (“RSUs”) that are fully vested on the date of grant. Furthermore, all the annual equity awards are contingent and issued only upon approval by the Company’s Board of Directors or the Compensation Committee. During the three months ended March 31, 2026 and 2025, the Company recognized stock-based compensation expense of $7.3 million and $3.8 million, respectively, related to these annual equity awards.

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock Options
A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Outstanding as of December 31, 2025	1,623,752	$0.14	4.8	$12.0
Exercised	(348,957)	0.14		2.3
Expired/forfeited	—	—
Outstanding as of March 31, 2026	1,274,795	0.14	4.5	6.4
Vested and exercisable as of March 31, 2026	1,274,795	0.14	4.5	6.4
There were no options granted for the three months ended March 31, 2026 and 2025.
The Company recognized stock-based compensation expense of less than $0.1 million and $0.6 million for stock options for the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, there was no unrecognized stock-based compensation expense related to unvested stock options.
Restricted Stock Units
A summary of the Company’s RSU activity is as follows:

	Number of Shares	Weighted Average Grant Fair Value
Outstanding as of December 31, 2025	34,166,124	$7.36
Granted	8,489,230	7.37
Performance based adjustment (1)	(199,201)	13.84
Vested	(6,683,694)	6.83
Forfeited	(502,634)	10.41
Outstanding as of March 31, 2026	35,269,825	6.60
(1) Represents units adjusted for the vesting of the first tranche of PSUs (defined below) granted in 2024.
During the three months ended March 31, 2026, the Company granted 3,061,625 RSUs under the Amended and Restated 2021 Plan, representing the annual equity awards for 2025. The RSUs were fully vested on the date of grant and settled in Class A common stock on a one-for-one basis. In addition, the Company granted 4,208,220 RSUs under the Amended and Restated 2021 Plan, which generally vest over a three- or four-year period with a one-year cliff and remain subject to forfeiture if vesting conditions are not met. Upon vesting, RSUs are settled in Class A common stock on a one-for-one basis. The shares of Class A common stock underlying RSU grants are not issued and outstanding until the applicable vesting date.
During the three months ended March 31, 2026, the Company granted 1,219,484 RSUs under the Amended and Restated 2021 Plan to certain executives, which vest over a three-year period with a payout based on the Company’s relative performance of total shareholder return (“TSR”) compared with the annualized TSR of certain peer companies for the service period (the “PSUs”). The award payout can range from 0.0% to 200.0% of the initial grant and is measured on each anniversary of the grant date. Upon vesting, the PSUs are settled in Class A common stock on a one-for-one basis. If an executive’s employment ends due to disability, death, termination without cause or resignation for good reason, the executive (or beneficiary) remains eligible under the award and, if the award is earned, will receive a proration of the PSUs based on active

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
employment during the annual service periods. In all other cases, the award will not vest and all rights to the PSUs will terminate.
The Company determined the fair value of the PSUs using a Monte Carlo simulation model on the grant date. The Company will recognize compensation expense for the PSUs on a straight-line basis over the three-year performance period.
The following assumptions were used to estimate the fair value, using the Monte Carlo simulation, of the PSUs:

February 9 2026
Stock price	$7.37
Term (in years)	3.0
Risk-free interest rate	3.5%
Volatility	86.7%
Dividend yield	0.0%
Immediately prior to closing of the Business Combination, each of the Company’s founders was granted 20,009,224 RSUs under the 2019 Plan (the “Founder Grants”), which are subject to vest upon the achievement of the earlier to occur of (i) a price-based milestone or (ii) a performance-based milestone, with a different set of such price and performance-based milestones applying to each quarter of each Founder Grant and so long as the achievement occurs within seven years following the closing of the Business Combination.
One-quarter of each Founder Grant, totaling 10,004,612 shares of Class B common stock, vested immediately prior to the Closing Date pursuant to the terms and conditions of the Business Combination Agreement. On April 14, 2022, the vested 5,002,306 shares of Class B common stock of the Company’s former co-CEO were cancelled. On July 13, 2023, following the expiration of 15 months from the separation of the former co-CEO from the Company on April 13, 2022, the former officer’s unvested 15,006,918 shares of Class B common stock for the remaining three tranches were forfeited. The Company then reversed the previously recognized stock-compensation expense of $59.1 million associated with these shares. During the year ended December 31, 2024, the Company’s Board of Directors determined that the performance milestone for the second tranche of the outstanding Founder Grant, covering 5,002,306 shares of Class B common stock, was achieved.
The Company accounts for the Founder Grants as four separate tranches, with each tranche consisting of two award conditions, a performance condition and market condition. Each tranche vests upon satisfaction of either condition (but not both). The fair value of the performance award was determined using the trading price on the closing date of the Business Combination (“Closing Date”). When achievement of the applicable performance milestone is deemed probable, the Company recognizes compensation expense for the portion earned to date over the requisite service period. For the market award, the fair value and derived service period were each determined using a Monte Carlo simulation model on the Closing Date, with compensation expense recognized on a straight-line basis over the derived service period. If achievement of the applicable performance condition is not considered probable, compensation cost for the value of the award is recognized based on the fair value of the award incorporating the market condition, until the requisite service is rendered. If the performance milestone subsequently becomes probable of being achieved, the full fair value of the award is recognized.
As of March 31, 2026, 10,004,612 RSUs remain outstanding representing the remaining two tranches of the Founder Grant. For the three months ended March 31, 2026 and 2025, the Company recorded $1.8 million and $1.9 million, respectively, of stock-based compensation expense related to the Founder Grant in general and administrative expenses in the condensed consolidated statements of operations.
For the three months ended March 31, 2026 and 2025, the Company recorded $24.5 million and $16.4 million of stock-based compensation expense, respectively, related to RSUs (excluding the Founder Grants).
As of March 31, 2026, the total remaining stock-based compensation expense for unvested RSUs (including the remaining Founder Grant) was $178.8 million, which is expected to be recognized over a weighted-average period of 1.1 years.
Employee Stock Purchase Plan
In August 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately upon the closing of the Business Combination. The ESPP permits eligible employees to purchase shares of Class A common stock at a price equal to 85.0% of the lower of the fair market value of Class A common stock on the first day of an offering or on the date of purchase. Additionally, the number of shares of Class A common stock reserved for issuance under

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
the ESPP will automatically increase on January 1st of each year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by the lesser of (i) 1.0% of the total number of shares of Class A common stock outstanding on December 31 of the preceding year; (ii) 9,938,118 shares of Class A common stock; or (iii) a lesser number of shares of Class A common stock determined by the Board of Directors prior to the date of increase (the “ESPP Evergreen Provision”). The ESPP Evergreen Provision is calculated using the number of legally outstanding shares of common stock and includes shares, such as unvested shares pursuant to early exercised stock options, that are not considered outstanding for accounting purposes. In accordance therewith, the number of shares of Class A common stock reserved for issuance under the ESPP increased by 7,440,457 on January 1, 2026. As of March 31, 2026, the maximum number of shares authorized for issuance under the ESPP was 23,203,452, of which 17,942,108 shares remained available under the ESPP.
The Company currently offers six-month offering periods, and at the end of each offering period, which occurs every six months on May 31 and November 30, employees can elect to purchase shares of the Company’s Class A common stock with contributions of up to 15.0% of their base pay, accumulated via payroll deductions, subject to certain limitations.
During the three months ended March 31, 2026 and 2025, the Company recognized stock-based compensation expense of $1.3 million and $0.9 million for the ESPP, respectively.
As of March 31, 2026, the total remaining stock-based compensation expense was $0.9 million for the ESPP, which is expected to be recognized over the current six-month offering period until May 31, 2026.
Vendor Share Issuances
From time to time, the Company issues shares of Class A common stock to certain vendors in exchange for services rendered and/or goods purchased (collectively, the “Vendor Share Issuances”). The Vendor Share Issuances are being consummated by the Company pursuant to the Company’s shelf registration statements filed with the SEC and accompanying prospectuses.
During the three months ended March 31, 2026, and 2025, the Company recognized stock-based compensation expense of $32.9 million and $6.5 million for the Vendor Share Issuances, respectively.
Acquisition-related earn-out stock-based compensation expense
In connection with the acquisition of Hawthorne Airport, during the three months ended March 31, 2026, the Company recognized $2.5 million of stock-based compensation expense related to earn-out shares payable in the Company’s Class A common stock. The related performance targets are expected to be achieved through the ongoing efforts of the Sellers; therefore, the earn-out is accounted for as post-combination expense. The expense is recognized over the expected achievement period based on the estimated grant-date fair value of the awards, assuming the performance targets will be met. The expense is included within general and administrative expense in the condensed consolidated statements of operations for the three months ended March 31, 2026.
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
The following table presents stock-based compensation expense included in each respective expense category in the condensed consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2026	2025
Research and development	$32.1	$11.1
General and administrative	38.3	19.0
Total stock-based compensation expense	$70.4	$30.1

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 12 - Warrants
Equity Classified Warrants
A summary of the Company’s warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Outstanding as of December 31, 2025	19,340,138	$0.01	2.7	$145.2
Warrants previously deemed expired	1,671,202
Issued	142,398	0.01		1.1
Exercised	(142,398)	0.01		1.1
Expired	—
Outstanding as of March 31, 2026	21,011,340	0.01	2.3	108.4

Vested and exercisable as of March 31, 2026	17,937,082	$0.01	1.5	$92.6
United Airlines, Inc.
On January 29, 2021, the Company entered into the Purchase Agreement (the “United Purchase Agreement”), Collaboration Agreement (the “United Collaboration Agreement”), and Warrant to Purchase Shares Agreement (the “United Warrant Agreement”) with United. Under the terms of the United Purchase Agreement, United has a conditional purchase order for up to 200 of the Company’s aircraft, with an option to purchase an additional 100 aircraft. Those purchases are conditioned upon the Company meeting certain conditions that include, but are not limited to, the certification of the Company’s aircraft by the Federal Aviation Administration (“FAA”) and further negotiation and reaching of mutual agreement on certain material terms related to the purchases. The Company issued 14,741,764 warrants to United to purchase shares of the Company’s Class A common stock. Each warrant provides United with the right to purchase one share of the Company’s Class A common stock at an exercise price of $0.01 per share. The warrants were initially expected to vest in four installments in accordance with the following milestones: the execution of the United Purchase Agreement and the United Collaboration Agreement, the completion of the Business Combination, the certification of the aircraft by the FAA, and the sale of aircraft to United.
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
The Company accounts for the Amended United Purchase Agreement and the United Collaboration Agreement under ASC 606, Revenue from Contracts with Customers. The Company identified the sale of each aircraft ordered by United as a separate performance obligation in the contract. As the performance obligations have not been satisfied, the Company has not recognized any revenue as of March 31, 2026.
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

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
There was no other warrant expense recognized for the three months ended March 31, 2026 and 2025.
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
As the Company has not generated any revenue from the Stellantis Collaboration Agreement, all costs incurred with third parties are recorded based on the nature of the costs incurred. The Company accounts for the warrant in accordance with the provisions of ASC 718. The grant date fair value of each warrant was $1.93, equal to the closing price of the Company’s Class A common stock on the grant date of January 3, 2023. For each tranche of the warrant, the Company recognized compensation costs as the related services are received from Stellantis on a straight-line basis over the associated service period. During the

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
three months ended March 31, 2026 and 2025, the Company recorded less than $0.1 million and $0.8 million, respectively, in research and development expense in the condensed consolidated statements of operations in connection with the Stellantis Collaboration Agreement. As of March 31, 2026, all of the Stellantis Warrant is fully vested.
FCA US LLC, a wholly-owned subsidiary of Stellantis, transferred to Stellantis a fully vested warrant to purchase 1,671,202 shares of the Company’s Class A common stock at an exercise price of $0.01 per share. This warrant automatically net exercised prior to December 31, 2025 pursuant to the terms of the warrant. Since the issuance of shares was subject to potential regulatory clearance, the warrant was reflected as outstanding as of March 31, 2026. Following confirmation that no regulatory clearance was required, 1,669,783 shares of Class A common stock were issued on April 27, 2026 on a net exercise basis.
Liability Classified Warrants
During the three months ended March 31, 2026, 52 public warrants were exercised and as of March 31, 2026, there were 17,394,945 public warrants that remained outstanding. Public warrants may only be exercised for a whole number of shares. No fractional shares are issued upon exercise of the public warrants. The public warrants became exercisable on October 30, 2021, 12 months after the closing of the initial public offering of Atlas. The public warrants will expire in September 2026 or earlier upon redemption or liquidation.
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
As of March 31, 2026, there were 8,000,000 private placement warrants outstanding. The private placement warrants are identical to the public warrants underlying the shares sold in the initial public offering of Atlas, except that the private placement warrants and the shares of Class A common stock issuable upon the exercise of the private placement warrants became transferable, assignable, and salable on October 16, 2021, 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.
The warrants are remeasured to fair value at each reporting date, with changes in fair value recognized in other income (expense), net in the condensed consolidated statements of operations. During the three months ended March 31, 2026 and 2025, the Company recognized a gain of $22.8 million and $41.7 million, respectively.
Note 13 - Income Taxes
The Company recognized foreign current income tax provision of $0.1 million during each of the three months ended March 31, 2026 and 2025. The Company did not record any deferred income tax provision for the three months ended March 31, 2026 and 2025. For the three months ended March 31, 2026 and 2025, the provision for income taxes differed from the

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
United States federal statutory rate primarily due to foreign taxes currently payable. The Company realized no benefit for the current year losses due to a full valuation allowance against the United States and foreign net deferred tax assets.
In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Based upon the analysis of federal and state deferred tax balances, future tax projections, and the Company’s lack of taxable income in the carryback period, the Company did not believe it is more-likely-than-not that the net deferred tax assets will be realizable. Accordingly, the Company had provided a full valuation allowance against the entire domestic and the majority of the foreign net deferred tax assets as of March 31, 2026 and December 31, 2025. The Company intends to maintain the full valuation allowance against the United States net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
Note 14 - Net loss per share
Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding, which includes fully vested and exercisable warrants with a nominal exercise price of $0.01 per share in the weighted-average share count as if outstanding.
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
Because the Company reported net losses for all periods presented, diluted loss per share is the same as basic loss per share and all potentially dilutive common stock equivalents are antidilutive and have been excluded from the calculation of net loss per share.
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
The following table presents the number of antidilutive shares excluded from the calculation of diluted net loss per share:

	Three Months Ended March 31,
	2026	2025
Options to purchase common stock	1,274,795	1,871,637
Unvested restricted stock units	35,269,825	31,685,118
Warrants	28,469,203	33,344,301
Shares issuable under the Employee Stock Purchase Plan (Note 11)	1,321,960	688,280
Total	66,335,783	67,589,336
Note 15 - Related Party Transactions
In August 2025, Neon Aero Inc. and its subsidiaries (together “Neon Group”) became related parties of the Company as a result of the Company’s Chief Executive Officer’s ownership interest and position as a director of Neon Aero Inc. As of March 31, 2026, $0.5 million was payable to Neon Group. The total purchases of goods and services from Neon Group for the three months ended March 31, 2026 was $2.3 million.
Note 16 - Segment Reporting
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

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
presented on a consolidated basis. The CODM uses net loss for purposes of making operating decisions, allocating resources, and evaluating financial performance. Given the Company’s pre-commercialization operating stage, it currently has no concentration exposure to products, services, or customers. Segment asset information is not regularly provided to the CODM to allocate resources.
The following table presents significant expenses provided to the CODM (in millions):

	Three Months Ended March 31,
	2026	2025
Revenue	$1.6	$—

Operating expenses
Depreciation and amortization expense	7.8	4.1
Research and development warrant expense	—	0.8
Stock-based compensation expense	70.4	30.1
General and administrative warrant expense	1.1	—
Other cost of revenue	0.9	—
Other research and development expense	133.3	88.2
Other general and administrative expense	42.7	20.8
Total operating expenses	256.2	144.0
Loss from operations	(254.6)	(144.0)
Other income (expense), net	20.6	42.0
Interest income, net	16.4	8.7
Loss before income taxes	(217.6)	(93.3)
Income tax expense	(0.1)	(0.1)
Net loss	$(217.7)	$(93.4)
Note 17 - Subsequent Events
On April 1, 2026, the Company completed the acquisition of 75% ownership interest in the fixed-base operator business at Hawthorne Airport for $25.0 million, which is expected to serve as a key operational hub in the Company’s planned Los Angeles air taxi operations. The Company is currently in the process of completing the preliminary purchase price allocation, which will be included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related accompanying notes included elsewhere in this Quarterly Report and the audited consolidated financial statements as of and for the year ended December 31, 2025 set forth in our Annual Report. The following discussion includes forward-looking statements, which are based on our current expectations and beliefs concerning future developments and the potential effects of such developments on us. There can be no assurance that future developments affecting us will be those that we have anticipated. See the section titled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those set forth in Part I, Item 1A, “Risk Factors” in our Annual Report.
Overview
Headquartered in Silicon Valley, California, Archer is developing the technologies and aircraft to power the future of aerospace and defense. We are building a platform to deliver advanced aircraft, technologies and services to customers worldwide across the commercial aerospace and defense sectors.
Midnight is our eVTOL aircraft purpose-built for air taxi operations in major cities. To prepare for commercial operations, we are working with aviation authorities, governments, and strategic partners in key U.S. and international markets to certify Midnight and build out air taxi networks. These planned networks will connect major population and business centers with key transportation hubs in select metropolitan areas through partnerships with airline operators to integrate eVTOL flights into passenger journeys and collaborations with infrastructure partners to develop vertiports.
•In the U.S., we were recently selected as a partner in multiple winning applications under the White House-backed electric vertical takeoff and landing (eVTOL) Integration Pilot Program (eIPP). Through the program, we have the opportunity to begin early operations this year in several key states, such as Florida, Texas and New York. The eIPP paves the way for us to bring our technology directly to U.S. communities in parallel with our continued work to receive FAA type certification of Midnight. As part of our broader commercialization strategy in the U.S., we recently acquired control of the Hawthorne Airport located near Los Angeles International Airport and Downtown Los Angeles. We plan for the airport to serve as the operational hub for our Los Angeles network and an innovation hub for developing and commercializing next-generation AI-powered aviation technologies.
•Outside the U.S., through our Launch Edition program, we are offering aircraft, technologies, and services to governments and customers to support the commercialization of Midnight in select international markets, with the UAE leading the way. In the UAE, we have been working closely with the country’s federal aviation regulator, the GCAA, to establish the optimal regulatory pathway for commercial operations. Following hot weather flight testing last year, we are on track to deliver additional Midnight aircraft this year in preparation for initial passenger operations and are working with strategic partners to build out a vertiport network across Abu Dhabi and the country.
Our commercial readiness progress is driving growing global demand across Europe, Middle East, Africa and Asia-Pacific for this new category of transportation.
We are also advancing the development of our hybrid-electric, autonomous vertical take-off and landing (“VTOL”) aircraft platform intended for dual use by both civil and defense customers. As part of this development effort, we are working closely with our strategic partner, Anduril Industries Inc. (“Anduril”), to ensure this platform meets the next generation vertical lift aircraft needs of the U.S. and its Allies. For commercial customers, that aircraft is expected to be used primarily for cargo and rescue operations.
We are currently developing and scaling production of these aircraft and the components we build in-house across our test and manufacturing facilities in California and Georgia.
We are also developing artificial intelligence and autonomy technologies to support the advancement of our air traffic control system from concept to a scalable reality.
Our Planned Lines of Business
By maintaining an innovative and disciplined approach to new product and service development, manufacturing, and commercialization we believe that we can deliver advanced technologies and solutions to the aerospace and defense sectors that can service a broad range of industries and use cases. We intend to primarily operate in the following areas:
•Commercial: This is planned to primarily consist of the sale of our commercial aircraft and related technologies and services, as well as providing direct-to-consumer air taxi services in select major cities.

•Defense: This is planned to primarily consist of the sale of next-generation aircraft and related technologies through our Anduril partnership for defense applications.
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
Operating Expenses
Cost of Revenue
Cost of revenue primarily consists of master ground lease payments to the City of Hawthorne, utilities, depreciation, property taxes, and insurance associated with the leased hangar space. Master ground lease payments are accounted for in accordance with ASC 842, Leases, while utilities, property taxes, and insurance are recognized as incurred. We expect the cost of revenue to increase over time as operations expand.
Research and Development
Research and development activities represent a significant part of our business. Our efforts focus on the design and development of our aircraft and certain systems within it. As part of those activities, we continue to work closely with U.S. and international regulators towards our goal of commercialization. Research and development expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for employees focused on research and development activities, costs associated with developing and building prototype aircraft, associated facilities and IT infrastructure costs, and depreciation. We expect research and development expenses to increase significantly as we progress towards commercialization and manufacturing.
We cannot determine with certainty the timing, duration or the costs necessary to complete the design, development, certification, and manufacturing bring up due to the inherently unpredictable nature of our research and development activities. Development timelines, the probability of success, and development costs may differ materially from expectations.
General and Administrative
General and administrative expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for employees associated with administrative services such as finance, legal, human resources, information technology, associated facilities and IT infrastructure costs, depreciation, and amortization expense. We expect our general and administrative expenses to increase as we hire additional personnel and consultants to support our operations and comply with applicable regulations.
Other Income (Expense), Net
Other income (expense), net consists of miscellaneous income and expense items, including the change in fair value of our warrant liabilities.
Interest Income, Net
Interest income, net primarily consists of interest income from our cash and cash equivalents and short-term investments in marketable securities, net of interest on debt.

Results of Operations
The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
	2026	2025	Change $	Change %
	(In millions except percentages)
Revenue	$1.6	$—	$1.6	100.0%

Operating expenses:
Cost of revenue	1.3	—	1.3	100.0%
Research and development (1)	171.7	103.7	68.0	65.6%
General and administrative (1)	83.2	40.3	42.9	106.5%
Total operating expenses	256.2	144.0	112.2	77.9%
Loss from operations	(254.6)	(144.0)	(110.6)	76.8%
Other income (expense), net	20.6	42.0	(21.4)	(51.0)%
Interest income, net	16.4	8.7	7.7	88.5%
Loss before income taxes	(217.6)	(93.3)	(124.3)	133.2%
Income tax expense	(0.1)	(0.1)	—	—%
Net loss	$(217.7)	$(93.4)	$(124.3)	133.1%
(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Research and development	$32.1	$11.1
General and administrative	38.3	19.0
Total stock-based compensation expense	$70.4	$30.1
Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue
Revenue increased by $1.6 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025 as we primarily generated $1.0 million revenue from the lease of hangar space at Hawthorne Airport.
Cost of Revenue
Cost of revenue increased by $1.3 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This increase primarily consisted of master ground lease expense, which is accounted for in accordance with ASC 842, Leases, depreciation, utilities, property taxes, and insurance associated with the leased hangar space.
Research and Development
Research and development expenses increased by $68.0 million, or 65.6%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to increased investment in people and materials to advance technology development. The increase consisted of $22.7 million in personnel-related expenses driven by workforce expansion, $21.0 million in stock-based compensation expense, $17.2 million in engineering services and tools and materials to support our increased research and development activities, and $7.1 million in facilities, travel, and other operating costs.
General and Administrative
General and administrative expenses increased by $42.9 million, or 106.5%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily due to an increase of $19.4 million in stock-based compensation expense, an increase of $6.4 million in personnel-related expenses, driven by an increase in our workforce, an increase of $12.8 million in professional services and IT infrastructure expenses, and an increase of $4.3 million in facilities, travel, and other operating costs.

Other Income (Expense), Net
Other income (expense), net decreased by $21.4 million, or 51.0%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease was primarily due to changes in fair value of our warrant liabilities. Refer to Note 12 - Warrants in the accompanying notes to our condensed consolidated financial statements for further details.
Interest Income, Net
Interest income, net increased by $7.7 million, or 88.5%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily due to higher interest income from higher average cash, cash equivalents and short-term investments.
Liquidity and Capital Resources
As of March 31, 2026, our principal sources of liquidity were cash, cash equivalents, and short-term investments of $1,775.9 million. We have incurred net losses since inception and have not generated any significant revenues to date. We expect to incur additional losses and higher operating expenses for the foreseeable future. We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operations for at least the next 12 months, including meeting our working capital and capital expenditure requirements.
Debt
On October 5, 2023, we entered into a $65.0 million credit agreement with Synovus Bank to fund the construction of our Covington, Georgia facility (the “Synovus Loan”). The loan bears interest at secured overnight financing rate (“SOFR”), plus 2.0% subject to a SOFR floor of 0.0% and requires interest-only payments for 36 months or through October 2026, followed by monthly principal and interest payments until maturity on October 5, 2033. The obligations are collateralized by specified cash and financial assets and are guaranteed by certain of our domestic subsidiaries. As of March 31, 2026, the facility was fully drawn at $65.0 million.
In connection with the Hawthorne Airport acquisition, we assumed a $16.1 million loan with Banc of California. The loan bears a fixed interest rate of 6.3% and matures in April 2030, with an option to extend to April 2035 at a rate of the five-year U.S. Treasury plus 2.7%. The loan is collateralized by a leasehold deed of trust on the properties.
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
On November 10, 2025, we closed a registered direct offering in which pursuant to the securities purchase agreement dated November 6, 2025, by and between us and certain institutional investors, we issued and sold 81,250,000 shares of our Class A common stock for gross proceeds of $650.0 million, after deducting offering costs.
Vendor Share Issuances
During the three months ended March 31, 2026 and 2025, we issued 6,547,560, and 1,906,161 shares of Class A common stock, respectively, to certain vendors to satisfy $42.1 million and $13.6 million of our current and future vendor obligations.
In the long term, our ability to support our working capital and capital expenditure requirements will depend on many factors, including:
•the level of research and development expenses we incur as we continue to develop our aircraft, technologies and services to be provided in our planned business lines;
•capital expenditures needed to bring up our aircraft manufacturing capabilities, including for both the build out of our manufacturing facilities, component purchases necessary to build our aircraft and support the development of our airline operations, vertiport infrastructure, UAM networks, and development of Hawthorne Airport;
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
The following includes our short-term and long-term material cash requirements from known contractual obligations as of March 31, 2026:
Leases
We lease office, lab, hangar, manufacturing and storage facilities in the normal course of business. Under our operating leases as noted in Note 9 - Commitments and Contingencies in the accompanying notes to our condensed consolidated financial statements, we have current obligations of $11.4 million and long-term obligations of $100.3 million.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Net cash provided by (used in):
Operating activities	$(149.1)	$(94.6)
Investing activities	78.7	(10.0)
Financing activities	—	300.2
Cash Flows From Operating Activities
We continue to experience negative cash flows from operations as we are still working to design, develop, certify, and bring up manufacturing of our aircraft and thus have not generated any significant revenues from either of our planned lines of business. Our cash flows from operating activities primarily reflect our continued investments to support the growth of our research and development activities and related general and administrative functions Our operating cash flows are also impacted by the working capital requirements to support growth and fluctuations in personnel-related expenditures, accounts payable, accrued interest and other current liabilities, and other current assets.
Net cash used in operating activities during the three months ended March 31, 2026 was $149.1 million, resulting from a net loss of $217.7 million, reflecting our continued investment in our research and development activities. The net loss adjustment for non-cash items consists primarily of $70.4 million in stock-based compensation expense, a gain of $22.8 million due to a change in fair value of our warrant liabilities, and $7.8 million in depreciation and amortization. The net cash used in changes in our net operating assets and liabilities was $8.5 million.
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
Cash Flows From Investing Activities
Net cash provided by investing activities during the three months ended March 31, 2026 was $78.7 million, driven by proceeds from maturities of short-term investments of $115.0 million, partially offset by purchases of property and equipment of $32.6 million and business acquisition of $3.7 million.
Net cash used in investing activities during the three months ended March 31, 2025 was $10.0 million, driven by purchases of property and equipment within the period.
Cash Flows From Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2026 was immaterial, reflecting $0.1 million of principal repayments on debt, offset by $0.1 million of proceeds from employee stock option exercises.
Net cash provided by financing activities during the three months ended March 31, 2025 was $300.2 million, driven by gross proceeds from the registered direct offering of $301.8 million, gross proceeds from the First 2024 PIPE Financing of $10.0 million, partially offset by payments of offering costs in connection with financing activities for $11.6 million.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” included under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. There have been no material changes in our policies from those previously discussed in our Annual Report.
Recent Accounting Pronouncements
Refer to Note 1 - Description of Business and Basis of Presentation in the accompanying notes to our condensed consolidated financial statements for a discussion about accounting pronouncements recently adopted and recently issued and not yet adopted.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our borrowings and investments in money market funds. The Synovus Loan accrues interest from and including the date the applicable advance is made but excluding the repayment date at a rate of the SOFR, plus 2.0% subject to a SOFR floor of 0.0%. As of March 31, 2026, we held cash, cash equivalents, and short-term investments totaling $1,775.9 million, primarily in money market funds, U.S. treasuries and corporate bonds. Our investment objectives are to preserve principal and maintain liquidity; we do not invest for trading or speculative purposes. A hypothetical 100 basis point change in interest rates applicable to the Synovus bank loan or with respect to our investment portfolio would not have had a material impact on the fair value of our portfolio for the periods presented and our future interest income and expense.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
For a description of our material pending legal proceedings, refer to Note 9 - Commitments and Contingencies of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference. From time to time, we may bring or be subject to other legal proceedings and claims in the ordinary course of business. While management currently believes that resolving claims against us, individually or in aggregate, will not have a material adverse impact on our financial position, results of operations or statement of cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. If an unfavorable final outcome were to occur, it may have a material adverse impact on our financial position, results of operations or cash flows for the period in which the effect can be reasonably estimated.
Item 1A. Risk Factors
Investing in our securities involves risks. Risk factors describing the major risks to our business can be found under Part I, Item 1A, “Risk Factors” in our Annual Report. You should consider carefully the risks and uncertainties described therein, together with all of the other information in this Quarterly Report, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before deciding whether to purchase any of our securities. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of these risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, results of operations, and prospects. In any such event, the market price of our securities could decline, and you could lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 22, 2026, the Company issued 341,984 shares of Class A common stock pursuant to certain stock purchase agreements entered into by and between the Company and certain vendors in satisfaction of payment to such vendors for services rendered. These shares were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Company did not receive any cash proceeds from this issuance.
On March 5, 2026, the Company registered 5,325,440 shares of Class A common stock pursuant to certain stock purchase agreements entered into by and between the Company and certain vendors in satisfaction of payment to such vendors for services rendered. These shares were issued in reliance on Section 4(a)(2) of the Securities Act. The Company did not receive any cash proceeds from this issuance.
On April 27, 2026, the Company issued 1,669,783 shares to Stellantis N.V. upon the exercise of an existing warrant on a net-exercise basis. These shares were issued in reliance on Section 4(a)(2) of the Securities Act. The Company did not receive any cash proceeds from this issuance.
Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the three months ended March 31, 2026 that were not registered under the Securities Act.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans. During the three months ended March 31, 2026, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, in each case as defined in Item 408 of Regulation S-K.
On May 7, 2026, the Company’s Acting Chief Financial Officer, Priya Gupta, entered into the Company’s standard form of Change in Control and Severance Agreement. The form of the Change in Control and Severance Agreement was previously filed by the Company as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2022 and is incorporated by reference herein.

Item 6. Exhibits and Financial Statement Schedules

Exhibit	Description
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________
*Filed herewith.
#This certification is deemed not filed for the purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
(c) Financial Statement Schedules

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCHER AVIATION INC.

May 11, 2026	By:	/s/ Priya Gupta
Priya Gupta
Acting Chief Financial Officer (Principal Financial Officer)