Form 10-Q
period 2026-06-30
Archer Aviation Inc.
filed 2026-08-10
CIK 1824502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 5, 2026, the number of shares of the registrant’s Class A common stock outstanding was 770,023,800.

Archer Aviation Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2026

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

ii

Part I - Financial Information
Item 1. Financial Statements
Archer Aviation Inc.
Condensed Consolidated Balance Sheets
(In millions, except par value; unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$852.7	$1,021.5
Restricted cash	7.3	7.3
Short-term investments	707.9	943.2
Prepaid expenses	55.7	47.3
Other current assets	23.7	56.8
Total current assets	1,647.3	2,076.1
Property and equipment, net	326.7	253.6
Intangible assets, net	94.5	80.2
Right-of-use assets	43.8	40.8
Goodwill	80.5	0.1
Other long-term assets	21.5	15.1
Total assets	$2,214.3	$2,465.9
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$32.1	$30.2
Current portion of lease liabilities	6.8	5.3
Accrued expenses and other current liabilities	120.3	68.1
Current portion of debt	2.1	0.8
Total current liabilities	161.3	104.4
Debt, net of current portion	78.0	79.5
Lease liabilities, net of current portion	38.7	36.3
Warrant liabilities	3.0	29.9
Other long-term liabilities	17.7	13.0
Total liabilities	298.7	263.1
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10.0 shares authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025.	—	—
Class A common stock, $0.0001 par value; 1,400.0 shares authorized; 770.0 and 744.0 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	0.1	0.1
Additional paid-in capital	4,680.5	4,507.9
Accumulated deficit	(2,784.7)	(2,303.8)
Accumulated other comprehensive loss	(3.6)	(1.4)
Total stockholders’ equity	1,892.3	2,202.8
Noncontrolling interest	23.3	—
Total liabilities and stockholders’ equity	$2,214.3	$2,465.9
See accompanying notes to condensed consolidated financial statements.

Archer Aviation Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share data; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$5.0	$—	$6.6	$—

Operating expenses
Cost of revenue	4.3	—	5.6	—
Research and development	186.0	122.4	357.7	226.1
General and administrative	93.9	53.7	177.1	94.0
Total operating expenses	284.2	176.1	540.4	320.1
Loss from operations	(279.2)	(176.1)	(533.8)	(320.1)
Other income (expense), net	1.8	(40.0)	22.4	2.0
Interest income, net	14.2	10.2	30.6	18.9
Loss before income taxes	(263.2)	(205.9)	(480.8)	(299.2)
Income tax expense	—	(0.1)	(0.1)	(0.2)
Net loss	(263.2)	(206.0)	(480.9)	(299.4)
Net income (loss) attributable to noncontrolling interest	—	—	—	—
Net loss attributable to common stockholders	$(263.2)	$(206.0)	$(480.9)	$(299.4)
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(0.36)	$(0.62)	$(0.53)
Weighted-average shares outstanding, basic and diluted	781.7	579.2	774.3	559.9
See accompanying notes to condensed consolidated financial statements.

Archer Aviation Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In millions; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(263.2)	$(206.0)	$(480.9)	$(299.4)
Other comprehensive loss:
Unrealized loss on short-term investments, net of tax	(0.5)	—	(2.3)	—
Foreign currency translation gain	0.1	0.1	0.1	0.2
Total other comprehensive income (loss)	(0.4)	0.1	(2.2)	0.2
Comprehensive loss, net of tax	(263.6)	(205.9)	(483.1)	(299.2)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	—	—
Comprehensive loss attributable to common stockholders	$(263.6)	$(205.9)	$(483.1)	$(299.2)
See accompanying notes to condensed consolidated financial statements.

Archer Aviation Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except share data; unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest
	Class A			Accumulated Deficit				Total
	Shares	Amount
Balance as of December 31, 2025	744,046,194	$0.1	$4,507.9	$(2,303.8)	$(1.4)	$2,202.8	$—	$2,202.8
Issuance of Class A common stock	6,547,560	—	42.1	—	—	42.1	—	42.1
Issuance of RSU and restricted stock expense	6,484,721	—	1.8	—	—	1.8	—	1.8
Exercise of stock options	348,957	—	0.1	—	—	0.1	—	0.1
Issuance of warrants and warrant expense	—	—	1.8	—	—	1.8	—	1.8
Exercise of warrants, net	142,450	—	—	—	—	—	—	—
Issuance of Class A common stock in connection with business acquisition	341,984	—	2.9	—	—	2.9	—	2.9
Stock-based compensation	—	—	47.4	—	—	47.4	—	47.4
Net loss	—	—	—	(217.7)	—	(217.7)	—	(217.7)
Other comprehensive loss	—	—	—	—	(1.8)	(1.8)	—	(1.8)
Balance as of March 31, 2026	757,911,866	$0.1	$4,604.0	$(2,521.5)	$(3.2)	$2,079.4	$—	$2,079.4
Issuance of Class A common stock	4,546,337	—	28.5	—	—	28.5	—	28.5
Issuance of RSU and restricted stock expense	4,797,429	—	—	—	—	—	—	—
Exercise of stock options	180,733	—	—	—	—	—	—	—
Issuance of warrants and warrant expense	—	—	0.5	—	—	0.5	—	0.5
Exercise of warrants, net	1,669,783	—	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	899,573	—	5.2	—	—	5.2	—	5.2
Business acquisition with noncontrolling interest	—	—	—	—	—	—	23.3	23.3
Stock-based compensation	—	—	42.3	—	—	42.3	—	42.3
Net loss	—	—	—	(263.2)	—	(263.2)	—	(263.2)
Other comprehensive loss	—	—	—	—	(0.4)	(0.4)	—	(0.4)
Balance as of June 30, 2026	770,005,721	$0.1	$4,680.5	$(2,784.7)	$(3.6)	$1,892.3	$23.3	$1,915.6
See accompanying notes to condensed consolidated financial statements.

Archer Aviation Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except share data; unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest
	Class A			Accumulated Deficit				Total
	Shares	Amount
Balance as of December 31, 2024	503,777,464	$0.1	$2,438.4	$(1,685.6)	$(0.3)	$752.6	—	$752.6
Issuance of Class A common stock	1,906,161	—	16.7	—	—	16.7	—	16.7
Issuance of RSU and restricted stock expense	4,544,253	—	1.9	—	—	1.9	—	1.9
Exercise of stock options	168,510	—	—	—	—	—	—	—
Issuance of warrants and warrant expense	—	—	0.8	—	—	0.8	—	0.8
Exercise of warrants	3,000	—	—	—	—	—	—	—
PIPE financing	2,982,089	—	9.6	—	—	9.6	—	9.6
Registered Direct Offering	35,500,000	—	289.5	—	—	289.5	—	289.5
Stock-based compensation	—	—	33.5	—	—	33.5	—	33.5
Net loss	—	—	—	(93.4)	—	(93.4)	—	(93.4)
Other comprehensive income	—	—	—	—	0.1	0.1	—	0.1
Balance as of March 31, 2025	548,881,477	$0.1	$2,790.4	$(1,779.0)	$(0.2)	$1,011.3	$—	$1,011.3
Issuance of Class A common stock	2,425,223	—	23.5	—	—	23.5	—	23.5
Issuance of RSU and restricted stock expense	3,613,804	—	0.5	—	—	0.5	—	0.5
Exercise of stock options	97,967	—	—	—	—	—	—	—
Issuance of warrants and warrant expense	—	—	0.8	—	—	0.8	—	0.8
Common stock issued under ESPP	618,173	—	3.9	—	—	3.9	—	3.9
Registered Direct Offering	85,000,000	—	816.8	—	—	816.8	—	816.8
Stock-based compensation	—	—	30.0	—	—	30.0	—	30.0
Net loss	—	—	—	(206.0)	—	(206.0)	—	(206.0)
Other comprehensive income	—	—	—	—	0.1	0.1	—	0.1
Balance as of June 30, 2025	640,636,644	$0.1	$3,665.9	$(1,985.0)	$(0.1)	$1,680.9	$—	$1,680.9
See accompanying notes to condensed consolidated financial statements.

Archer Aviation Inc.
Condensed Consolidated Statements of Cash Flows
(In millions; unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(480.9)	$(299.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	17.9	8.9
Stock-based compensation expense	156.0	81.9
Change in fair value of warrant liabilities	(26.9)	(1.7)
Non-cash lease expense	3.7	1.8
Research and development warrant expense	—	1.6
General and administrative warrant expense	1.1	—
Loss on disposal of property and equipment, net	0.6	—
Amortization of short-term investments purchased at a premium	3.0	—
Others	0.6	—
Changes in operating assets and liabilities:
Prepaid expenses	3.3	0.5
Other current assets	(7.6)	0.9
Other long-term assets	(7.9)	(1.3)
Accounts payable	0.9	5.4
Accrued expenses and other current liabilities	39.1	4.0
Operating lease right-of-use assets and lease liabilities, net	(2.8)	(2.2)
Other long-term liabilities	(5.6)	1.6
Net cash used in operating activities	(305.5)	(198.0)
Cash flows from investing activities
Purchase of property and equipment	(69.7)	(28.9)
Proceeds from maturities of short-term investments	230.0	—
Acquisition of intangible assets	—	(5.2)
Business acquisition, net of cash acquired	(28.7)	—
Net cash provided by (used in) investing activities	131.6	(34.1)
Cash flows from financing activities
Repayment of long-term debt	(0.2)	—
Proceeds from PIPE financing	—	10.0
Proceeds from issuance of common stock	—	1,151.8
Proceeds from exercise of stock options	0.1	—
Proceeds from shares issued under employee stock purchase plan	5.2	3.8
Payment of offering costs in connection with financing activities	—	(44.3)
Net cash provided by financing activities	5.1	1,121.3

Net change in cash, cash equivalents, and restricted cash	(168.8)	889.2
Cash, cash equivalents, and restricted cash, beginning of period	1,028.8	841.3
Cash, cash equivalents, and restricted cash, end of period	$860.0	$1,730.5

Supplemental Cash Flow Information:
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$23.0	$5.6
Purchases of property and equipment in common stock	$15.1	$—
Purchase of business acquisition in common stock	$2.9	$—
Payment of offering costs in connection with financing activities in common stock	$—	$1.7
Fair value of option to acquire FBO business included in purchase consideration	$44.8	$—
See accompanying notes to condensed consolidated financial statements.

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Description of Business and Basis of Presentation
Description of Business
Archer Aviation Inc. and its subsidiaries (collectively, the “Company”) is headquartered in Silicon Valley, California, and is building an end-to-end advanced air mobility platform that delivers air taxis, unmanned aircraft systems, aviation-related physical artificial intelligence solutions, and other technologies to the commercial aerospace and defense sectors.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) on a going concern basis. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Noncontrolling interests represent the portion of net assets in consolidated subsidiaries that is not attributable to the Company. The Company also includes noncontrolling interest in a subsidiary as a component of total equity in the condensed consolidated balance sheets. separate from the Company’s stockholders’ equity. On the condensed consolidated statement of operations and condensed consolidated statement of comprehensive loss, income (loss) attributable to noncontrolling interest is presented as an adjustment from the consolidated net loss and comprehensive loss, respectively, to arrive at the net loss and comprehensive loss attributable to the common stockholders of the Company.
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, comprehensive income, stockholders’ equity and cash flows for the interim periods indicated. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results for the full year ending December 31, 2026.
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
Through June 30, 2026, the Company has incurred cumulative operating losses, generated negative cash flows from operating activities, and accumulated a deficit of $2,784.7 million. As of June 30, 2026, the Company had cash, cash equivalents and short-term investments of $1,560.6 million, which management believes will be sufficient to fund the Company’s current operating plan for at least the next 12 months from the date these condensed consolidated financial statements were issued.
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

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates and assumptions due to risks and uncertainties. Such estimates include, but are not limited to (i) realization of deferred tax assets and estimates of tax liabilities, (ii) fair value and useful life of acquired intangible assets, (iii) fair value of assets acquired and liabilities assumed in business combinations, (iv) fair value of share-based payments, (v) fair value and useful lives of long-lived assets, (vi) incremental borrowing rate used for right-of-use assets and lease liabilities, and (vii) assessment of significant development uncertainty existence for internally developed software costs. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Such estimates often require the selection of appropriate valuation methodologies and models and may involve significant judgment in evaluating ranges of assumptions and financial inputs. Actual results could materially differ from those estimates due to risks and uncertainties.
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
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (ASU 2025-11), which clarifies the applicability of interim reporting guidance and reorganizes and clarifies interim disclosure requirements under Accounting Standards Codification (“ASC”) Topic 270, including the addition of a disclosure principle requiring disclosure of material events occurring since the most recent annual reporting period. The guidance will be effective for interim periods beginning January 1, 2028. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2025-11 on its disclosures within its condensed consolidated financial statements.
Note 2 - Revenue
Revenue Recognition
During the three months ended June 30, 2026, the Company recognized total revenue of $5.0 million, consisting of $3.0 million of fixed based operator (“FBO”)-related revenue, $1.0 million of lease-related revenue, and $1.0 million of other revenue. During the six months ended June 30, 2026, the Company recognized total revenue of $6.6 million, consisting of $3.0 million of FBO-related revenue, $2.0 million of lease-related revenue, and $1.6 million of other revenue. No revenue was recognized during the three and six months ended June 30, 2025.
FBO revenue consists of aviation fueling, ground handling, and related services provided at Hawthorne Airport. Revenue is recognized at the point in time services are rendered or fuel is delivered. FBO operations commenced upon acquisition of Hawthorne FBO LLC on April 1, 2026.
Lease-related revenue is from the leasing of space at Hawthorne Airport, which began in the fourth quarter of 2025. Lease income is recognized on a straight-line basis over the lease term, beginning on the lease commencement date.
Contract Liabilities
The Company records contract liabilities related to differences between the timing of cash receipts from the customer and the recognition of revenue. Contract liabilities consisted of the following (in millions):

	As of
	June 30, 2026	December 31, 2025
Current portion of contract liabilities	$1.3	$1.3
Contract liabilities, net of current portion	10.0	10.0
Total	$11.3	$11.3
Current portion of contract liabilities is recorded in accrued expenses and other current liabilities and contract liabilities, net of current portion is recorded in other long-term liabilities in the Company’s condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the Company’s contract liabilities primarily included a $10.0 million pre-delivery payment received from United Airlines, Inc. (“United”) under the terms of the Amended United Purchase Agreement (defined below) (Refer to Note 12 - Warrants for additional information). No revenue related to these contract liabilities was recognized during the three and six months ended June 30, 2026 and 2025.
Note 3 - Fair Value Measurements
The Company applies the provisions of ASC 820, Fair Value Measurement, which defines a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurements. The provisions of ASC 820 relate to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring and nonrecurring basis. The standard clarifies that fair value is an exit price, representing the amount that would be

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in millions):

	As of June 30, 2026			As of December 31, 2025
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$712.6	$—	$—	$883.3	$—	$—
Short-term investments:
U.S. Treasuries	499.9	—	—	703.8	—	—
Corporate debt securities	—	208.0	—	—	239.4	—
Other current assets
Option to acquire FBO	—	—	—	—	—	44.8
Total assets measured at fair value	$1,212.5	$208.0	$—	$1,587.1	$239.4	$44.8

Liabilities:
Warrant liabilities
Public warrants	$2.1	$—	$—	$19.9	$—	$—
Private placement warrants	—	—	0.9	—	—	10.0
Total liabilities measured at fair value	$2.1	$—	$0.9	$19.9	$—	$10.0
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

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents a summary of the Company’s cash equivalents and short-term investments as of June 30, 2026 (in millions):

	As of June 30, 2026
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Money market funds	$712.6	$—	$—	$712.6
Short-term investment
U.S. Treasuries	502.9	—	(3.0)	499.9
Corporate debt securities	209.3	—	(1.3)	208.0
Total	$1,424.8	$—	$(4.3)	$1,420.5
The following table presents a summary of the Company’s cash equivalents and short-term investments as of December 31, 2025 (in millions):

	As of December 31, 2025
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Money market funds	$883.3	$—	$—	$883.3
Short-term investment
U.S. Treasuries	704.6	—	(0.8)	703.8
Corporate debt securities	239.9	—	(0.5)	239.4
Total	$1,827.8	$—	$(1.3)	$1,826.5
The unrealized losses related to the Company’s short-term investments were primarily due to changes in interest rates and not due to increased credit risk or other valuation concerns. The Company had no other-than-temporary impairments for the three months ended June 30, 2026 and 2025.
Public Warrants
The measurement of the public warrants as of June 30, 2026 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “ACHR WS”. The quoted price of the public warrants was $0.12 and $1.15 per warrant as of June 30, 2026 and December 31, 2025, respectively, with changes in fair value recognized in the condensed consolidated statements of operations.
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
The key inputs into the Monte Carlo simulation model for the private placement warrants are as follows:

Input	June 30, 2026	December 31, 2025
Stock price	$4.73	$7.52
Strike price	$11.50	$11.50
Term (in years)	0.21	0.71
Risk-free rate	3.8%	3.5%
Volatility	127.7%	89.1%
Dividend yield	0.0%	0.0%

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the change in fair value of the Company’s Level 3 private placement warrants liability during the six months ended June 30, 2026 (in millions):

Balance as of December 31, 2025	10.0
Change in fair value	(9.1)
Balance as of June 30, 2026	$0.9
In connection with the change in fair value of the Company’s private placement warrants liability, the Company recognized a gain of $1.3 million and $9.1 million during the three and six months ended June 30, 2026, respectively. During the three and six months ended June 30, 2025, the Company recognized a loss of $15.0 million and a gain of $2.0 million, respectively, within other income (expense), net in the condensed consolidated statements of operations. Refer to Note 12 - Warrants for additional information about the private placement warrants.
Option to Acquire FBO
In connection with the acquisition of Hawthorne Airport as defined below in Note 6 - Business Combinations, on December 8, 2025, the Company recorded an option to acquire a 75% ownership interest in the FBO business operating at the airport for an exercise price of $25.0 million. The option was classified within other current assets in the condensed consolidated balance sheets and was measured at fair value on a recurring basis using a Black-Scholes model with Level 3 inputs, with changes in fair value recognized in other income (expense), net in the condensed consolidated statements of operations.
There was no material change in the fair value of the option from December 31, 2025 through the date of exercise. On April 1, 2026, the Company exercised the option and completed the acquisition of the FBO business. Upon exercise, the option’s fair value of $44.8 million was included, together with the $25.0 million cash exercise price, in the total purchase consideration for the FBO acquisition. As a result, the Company held no such option as of June 30, 2026. Refer to Note 6 - Business Combinations for additional information.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Certain financial instruments, including debt, are not measured at fair value on a recurring basis in the condensed consolidated balance sheets. The fair value of debt as of June 30, 2026 approximates its carrying value (Level 2). Refer to Note 8 - Debt for additional information.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Certain assets and liabilities are subject to measurement at fair value on a non-recurring basis if there are indicators of impairment or if they are deemed to be impaired as a result of an impairment review. No indicators of impairment were identified, and no impairment losses were recorded, during the three and six months ended June 30, 2026 and 2025.
Note 4 - Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of
	June 30, 2026	December 31, 2025
Building	$122.0	$118.4
Equipment	94.8	49.9
Computer hardware and software	13.0	9.9
Leasehold improvements	54.6	50.7
Construction in progress	91.0	60.0
Total property and equipment	375.4	288.9
Less: Accumulated depreciation	(48.7)	(35.3)
Total property and equipment, net	$326.7	$253.6

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents depreciation expense included in each respective expense category in the condensed consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$0.4	$—	$0.8	$—
Research and development	6.8	4.1	12.2	7.7
General and administrative	0.3	0.1	0.4	0.2
Total depreciation expense	$7.5	$4.2	$13.4	$7.9
Note 5 - Goodwill and Intangible Assets
The Company’s goodwill and purchased intangible assets as of June 30, 2026 and December 31, 2025 are as follows (in millions):

	June 30, 2026				December 31, 2025
	Gross	Additions	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$0.1	$80.4	$—	$80.5	$0.1	$—	$0.1

Intangible assets:
Domain name	$0.5	$—	$(0.2)	$0.3	$0.5	$(0.2)	$0.3
Patents	36.0	—	(2.6)	33.4	36.0	(0.8)	35.2
Developed Technology	—	2.8	(0.2)	2.6	—	—	—
Operating rights	44.8	14.7	(1.3)	58.2	44.8	(0.1)	44.7
Total purchased intangible assets	$81.3	$17.5	$(4.3)	$94.5	$81.3	$(1.1)	$80.2
Amortization expense related to intangible assets is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Domain name (1)	$—	$—	$—	$—
Patents	0.8	—	1.8	—
Developed technology	0.1	—	0.2	—
Operating rights	0.9	—	1.2	—
Total amortization expense	$1.8	$—	$3.2	$—
(1) The amortization related to domain name is less than $0.1 million for the three and six months ended June 30, 2026 and 2025.
During the three months ended June 30, 2026, the Company recorded $0.6 million and $0.3 million of amortization of operating rights to cost of revenue and general and administrative expense, respectively. During the six months ended June 30, 2026, the Company recorded $0.6 million and $0.6 million of amortization of operating rights to cost of revenue and general and administrative expense, respectively.

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The expected future annual amortization expense of intangible assets as of June 30, 2026 is presented below (in millions):

2026 (remaining 6 months)	$4.1
2027	8.2
2028	8.2
2029	8.2
2030	8.2
Thereafter	57.6
Total	$94.5
Note 6 - Business Combinations
Acquisition of Hawthorne Airport
On December 8, 2025, the Company completed the acquisition of certain lease agreements, operating rights, and development rights related to Hawthorne Municipal Airport in Hawthorne, California (“Hawthorne Airport”). The acquisition included (i) the master ground lease agreement between Hawthorne Airport, LLC (“HAL”) and the City of Hawthorne covering the lease of the Hawthorne Airport; (ii) certain sublease agreements held by HAL; (iii) certain subleases held by 395 Park Place, LLC (“395 Park Place”) with third parties; (iv) an option to purchase 75.0% of the FBO business operating at Hawthorne Airport from Advanced Air, LLC (“Advanced Air”) prior to December 31, 2026 for $25.0 million; and (v) rights to have 395 Park Place develop additional hangar space at the Hawthorne Airport for $20.4 million with payments to be made in installments based on construction progress. HAL, 395 Park Place and Advanced Air, are referred to herein collectively as the “Sellers”.
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

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

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
As part of the acquisition, as described above, the Company acquired an option to purchase 75.0% of the FBO business operating at Hawthorne Airport for a fixed exercise price of $25.0 million, exercisable at any time prior to December 31, 2026. The option represents a contractual right and was recorded at its estimated fair value of $44.8 million as of the acquisition date. The option was subsequently exercised and the acquisition was closed on April 1, 2026.
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
The Company incurred $2.4 million in acquisition-related costs, which were expensed as incurred and recorded within general and administrative expenses in the condensed consolidated statements of operations for the six months ended June 30, 2026.
Acquisition of Hawthorne FBO LLC
On April 1, 2026, the Company acquired a 75% controlling interest in Hawthorne FBO LLC (the "Hawthorne FBO"), a fixed base operator providing aviation fueling, ground handling, and related services at Hawthorne Airport in Hawthorne, California. The acquisition was completed to allow the Company to expand operations at Hawthorne Airport. The acquisition

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
was accounted for as a business combination under the acquisition method in accordance with ASC 805, Business Combinations. The remaining 25% interest is recognized as a noncontrolling interest ("NCI") in the consolidated financial statements. The acquisition-date fair value of the NCI of $23.3 million was determined using the income approach.
The option to purchase the FBO was obtained by the Company as part of the Hawthorne Airport acquisition that closed on December 8, 2025, and was carried as a financial asset on the Company’s balance sheets, remeasured to fair value at each reporting date using a Black-Scholes valuation model (Level 3).
The fair value of consideration transferred for the acquisition was $69.8 million, which consisted of the following (in millions):

Cash	$25.0
Fair value of Option to purchase FBO	44.8
Total consideration transferred (75%)	69.8
Noncontrolling interest (25%)	23.3
Total value of the Hawthorne FBO	$93.1
The following table summarizes the preliminary estimated fair values of the assets acquired at the acquisition date (in millions):

Other current assets	0.1
Property and equipment, net	0.2
Intangible asset	14.7
Goodwill	78.1
Total	$93.1
The acquired goodwill is tax deductible and represents the excess of the purchase consideration over the aggregate fair value of identifiable net assets acquired at the acquisition date. The goodwill is primarily attributable to the potential growth of Hawthorne Airport, including FBO operations and assembled workforce. During the measurement period, which may not be later than one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding net offset to goodwill.
The following table shows the preliminary estimated fair value of the separately identifiable intangible assets at the time of acquisition and the period over which each intangible asset will be amortized:

	Preliminary Fair Value	Useful Life
	(in millions)	(Years)
Operating rights	$14.7	5.5
Total identified intangible asset	$14.7
Identifiable intangible assets recognized consist of operating rights, which represent contractual rights to operate and to sell aviation fuel at the Hawthorne Airport facilities. The operating rights are amortized on a straight-line basis over their estimated useful lives, which generally correspond to the remaining contractual terms of the agreement with the City of Hawthorne.
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
Note 7 - Supplementary Financial Information
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets that sum to amounts reported on the condensed consolidated statements of cash flows (in millions):

	As of
	June 30, 2026	December 31, 2025
Cash and cash equivalents	$852.7	$1,021.5
Restricted cash	7.3	7.3
Total cash, cash equivalents, and restricted cash	$860.0	$1,028.8
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of
	June 30, 2026	December 31, 2025
Accrued engineering services, parts and materials	$22.9	$13.1
Accrued employee costs	24.3	29.7
Accrued professional services	36.1	14.8
Current portion of contract liabilities	1.3	1.3
Other current liabilities	35.7	9.2
Total	$120.3	$68.1

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 8 - Debt
The following table provides information regarding the Company’s debt (in millions):

	As of
	June 30, 2026	December 31, 2025
Synovus Bank loan	$65.0	$65.0
Less: unamortized discount and loan issuance costs	(0.8)	(0.8)
Carrying amount	64.2	64.2

Banc of California	$15.9	$16.1
Less: unamortized discount and loan issuance costs	—	—
Carrying amount	15.9	16.1

Total carrying amount of debt	80.1	80.3
Less: Current portion of debt	(2.1)	(0.8)
Debt, net of current portion	$78.0	$79.5
During the three months ended June 30, 2026 and 2025, the Company recognized interest expense of $1.2 million and $1.0 million, respectively, and during the six months ended June 30, 2026 and 2025, the Company recognized interest expense of $2.4 million and $2.1 million, respectively, including an immaterial amount related to the amortization of issuance costs within interest income, net in the condensed consolidated statements of operations.
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
The Company is required to make 120 monthly interest payments from November 14, 2023 until maturity, and 84 equal monthly principal installments of approximately $0.2 million from November 14, 2026 with remaining principal balance becoming due at maturity. The Credit Agreement matures on the earlier of October 5, 2033 or the date on which the outstanding Synovus Loan has been declared or automatically becomes due and payable pursuant to the terms of the Credit Agreement.
The interest rate on the Synovus Loan is a floating rate per annum equal to secured overnight financing rate (as defined in the Credit Agreement) plus the applicable margin of 2.0%, which increases by 5.0% per annum upon the occurrence of an event of default.
The Company’s obligations under the Credit Agreement are collateralized by funds in a collateral account and the Credit Agreement is guaranteed by certain domestic subsidiaries of the Company. The Company may prepay with a certain premium that links to the passage of time, and in certain circumstances would be required to prepay the Loan under the Credit Agreement without payment of a premium. The Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, and customary events of default. As of June 30, 2026, the Company was in compliance with all the covenants of the Credit Agreement.
The Company has fully drawn down the $65.0 million of the Synovus Loan as of June 30, 2026. The effective interest rate for the draw downs ranged from 5.9% to 6.4% and 6.0% to 6.5% as of June 30, 2026 and December 31, 2025, respectively. The Company incurred issuance costs of $1.0 million related to the loan outstanding as of June 30, 2026. The loan issuance costs will be amortized to interest expense over the contractual term of the Synovus Loan.
Banc of California Loan
In connection with the acquisition of Hawthorne Airport, the Company assumed the Sellers’ outstanding loan with a principal balance of $16.1 million with Banc of California (the “Banc of California Loan”). The Banc of California Loan bears a fixed interest rate of 6.3% per annum and has an initial maturity date of April 2030, with an option to extend the maturity for

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
an additional five years to April 2035 at an adjusted interest rate equal to the five-year U.S. Treasury rate plus 2.7%. The Banc of California Loan is secured by a leasehold deed of trust on the properties and contains representations, warranties, covenants, and indemnities customary for collateral commercial real estate debt. As of June 30, 2026, the Company was in compliance with all the covenants of the Banc of California Loan.
The future scheduled principal maturities of the debt as of June 30, 2026 are as follows (in millions):

Remaining 2026	$0.7
2027	3.1
2028	3.1
2029	3.1
2030	16.8
Thereafter	54.1
Total debt payable	$80.9
Note 9 - Commitments and Contingencies
Operating Leases
The Company leases office, lab, hangar, master ground lease and storage facilities under various operating lease agreements with lease periods expiring between 2026 and 2055 and generally containing periodic rent increases and various renewal and termination options.
The Company’s lease costs were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$3.5	$1.6	$6.7	$2.9
Short-term lease cost	0.5	0.3	1.5	0.4
Total lease cost	$4.0	$1.9	$8.2	$3.3
The Company’s weighted-average remaining lease term and discount rate as of June 30, 2026 and 2025 were as follows:

	As of June 30,
	2026	2025
Weighted-average remaining lease term (in months)	130	48
Weighted-average discount rate	14.1%	13.8%
The minimum aggregate future obligations under the Company’s non-cancelable operating leases as of June 30, 2026 were as follows (in millions):

Remaining 2026	$9.0
2027	15.3
2028	11.4
2029	10.7
2030	9.5
2031	3.0
Thereafter	57.8
Total future lease payments	116.7
Less: leasehold improvement allowance	(7.3)
Total net future lease payments	109.4
Less: imputed interest	(63.9)
Present value of future lease payments	$45.5

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Supplemental cash flow information and non-cash activities related to right-of-use assets and lease liabilities were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$4.1	$1.7	$5.9	$3.2
Non-cash investing activities
Operating lease liabilities from obtaining right-of-use assets	$6.7	$4.4	$6.7	$4.6
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
Letters of Credit
As of June 30, 2026, the Company had standby letters of credit in the aggregate outstanding amount of $6.3 million, secured with restricted cash.
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
All defendants filed motions to dismiss the complaint. In response to such motions to dismiss, the plaintiffs voluntarily dismissed their claims against two Atlas directors. Oral argument on the remaining defendants’ motions to dismiss was held on April 17, 2025 and the Court issued a bench ruling on July 21, 2025, granting in part and denying in part the motions to dismiss. The Court dismissed all claims asserted against certain defendants, including among others, the Company’s co-founders, an Atlas director, Legacy Archer, Moelis & Company Group LP and Moelis & Company LLC. The Court also addressed the sufficiency of the plaintiffs’ allegations concerning the pre-merger disclosures that underlie the plaintiffs’ fiduciary duty and unjust enrichment claims, ruling that certain allegations were not adequately pleaded, thereby narrowing the scope of the fiduciary duty and unjust enrichment claims against the remaining defendants. On August 10, 2026, a Stipulation and Agreement of Settlement was filed with the Court, which is still subject to Court approval, reflecting an agreement to settle the action for an amount, net of insurance coverages, that is immaterial to the Company. There was no admission by the Company, or any other party, as to the truth of any facts alleged by the plaintiffs, or any claims asserted or any other issue raised by the plaintiffs in connection with the action, and all such parties continue to deny any violation of law or wrongdoing alleged in the action.

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Joby Litigation and ITC Proceeding
On November 18, 2025 Joby Aero, Inc. (“Joby”) filed a complaint in the Superior Court of California in Santa Cruz County against the Company and one of its employees asserting claims of trade-secret misappropriation, breach of contract, interference with Joby’s contracts and prospective economic advantage, and related claims around the Company’s recent hiring of a former Joby employee. On December 18, 2025, the Company removed this action to the United States District Court for the Northern District of California. On January 23, 2026, the Company moved to dismiss the complaint. On March 9, 2026, Archer filed its Answer and Counterclaims against Joby, asserting claims for unfair competition and violation of the Lanham Act. On April 6, 2026, Joby filed a motion to dismiss the Counterclaims. The Court subsequently ruled on the parties’ respective motions to dismiss, granting in part and denying in part the parties’ motions to dismiss leave to amend certain claims and counterclaims. On June 22, 2026, Joby filed an amended complaint and on June 29, 2026, Archer filed amended counterclaims. On July 6, 2026, Archer filed a motion to dismiss Joby’s amended complaint, and on July 13, 2026, Joby filed a motion to dismiss Archer’s amended counterclaims. The Court has taken Archer’s motion to dismiss Joby’s amended complaint under advisement. A hearing on Joby’s motion to dismiss Archer’s amended counterclaims is scheduled for September 8, 2026.
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
Vertical Litigation
On February 23, 2026, the Company filed a patent infringement lawsuit against Vertical Aerospace Ltd. and Vertical Aerospace Group Ltd. (together, “Vertical”) in the United States District Court for the Eastern District of Texas. The lawsuit alleges that Vertical’s eVTOL Valo aircraft infringes multiple patents owned by Archer relating to its Midnight eVTOL aircraft. The Company seeks, among other things, an injunction to prevent Vertical from continuing its infringing activities, as well as monetary damages for past infringement. On May 1, 2026, Vertical filed a motion to dismiss the complaint. On June 12, 2026, Archer filed an amended complaint. On July 10, 2026, Vertical filed a motion to dismiss Archer’s amended complaint, and on July 24, 2026, Archer filed an opposition to Vertical’s motion to dismiss. On July 31, 2026, Vertical filed a reply in support of its motion to dismiss Archer’s amended complaint, and on August 7, 2026, Archer filed a sur-reply in support of its opposition.
Derivative Shareholder Claim
On June 24, 2026, a putative stockholder filed a shareholder derivative action in the Delaware Court of Chancery, purportedly on behalf of the Company, against current members and one former member of the Company’s Board of Directors. The Company is the nominal defendant. The complaint alleges that the individual defendants awarded excessive compensation to its non-employee directors and asserts claims for breach of fiduciary duty against all individual defendants and unjust enrichment against the non-employee director defendants. The complaint seeks, among other relief, disgorgement of allegedly excessive compensation and corporate governance reforms.
Note 10 - Stockholders' Equity
Vendor Share Issuances
During the three months ended June 30, 2026 and 2025, the Company issued 4,546,337 and 2,425,223 shares of Class A common stock, respectively, to certain vendors to satisfy $28.5 million and $23.5 million of the Company’s current and future obligations.
During the six months ended June 30, 2026 and 2025, the Company issued 11,093,897 and 4,331,384 shares of Class A common stock, respectively, to certain vendors to satisfy $70.6 million and $40.2 million of the Company’s current and future obligations.
Note 11 - Stock-Based Compensation
Amended and Restated 2021 Plan
In August 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which was approved by the stockholders of the Company in September 2021 and became effective immediately upon the closing of the business

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
combination with Atlas (the “Business Combination”). In April 2022, the Company amended and restated the 2021 Plan (the “Amended and Restated 2021 Plan”), which was approved by the stockholders of the Company in June 2022. The aggregate number of shares of Class A common stock that may be issued under the plan increased to 34,175,708. In addition, the number of shares of Class A common stock reserved for issuance under the Amended and Restated 2021 Plan automatically increases on January 1st of each year following this amendment, starting on January 1, 2023 and ending on (and including) January 1, 2031, in an amount equal to the lesser of (i) 5.0% of the total number of shares of Class A and Class B common stock outstanding on December 31 of the preceding year, or (ii) a lesser number of shares of Class A common stock determined by the Board of Directors prior to the date of the increase (the “EIP Evergreen Provision”). The EIP Evergreen Provision is calculated using the number of legally outstanding shares of common stock and includes shares, such as unvested shares pursuant to early exercised stock options, that are not considered outstanding for accounting purposes. In accordance therewith, the number of shares of Class A common stock reserved for issuance under the Amended and Restated 2021 Plan increased by 37,202,288 shares on January 1, 2026. The Amended and Restated 2021 Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, and other awards to employees, directors, and non-employees.
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
Annual Equity Awards
Subject to the achievement of certain performance goals established by the Company from time to time, the Company’s employees are eligible to receive an annual incentive bonus that will entitle them to an annual grant of restricted stock units (“RSUs”) that are fully vested on the date of grant. Furthermore, all the annual equity awards are contingent and issued only upon approval by the Company’s Board of Directors or the Compensation Committee. During the three and six months ended June 30, 2026, the Company recognized stock-based compensation expense of $8.2 million and $15.5 million, respectively, related to these annual equity awards. During the three and six months ended June 30, 2025, the Company recognized stock-based compensation expense of $5.2 million and $9.0 million, respectively, related to these annual equity awards.
Stock Options
A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Outstanding as of December 31, 2025	1,623,752	$0.14	4.8	$12.0
Exercised	(529,690)	0.14		3.3
Expired/forfeited	—	—
Outstanding as of June 30, 2026	1,094,062	0.14	4.3	5.0
Vested and exercisable as of June 30, 2026	1,094,062	0.14	4.3	5.0
There were no options granted for the three and six months ended June 30, 2026 and 2025. The Company recognized stock-based compensation expense of less than $0.1 million for stock options for the six months ended June 30, 2026. The Company recognized stock-based compensation expense of $0.5 million and $1.1 million for stock options for the three and six months ended June 30, 2025, respectively.
As of June 30, 2026, there was no unrecognized stock-based compensation expense related to unvested stock options.

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Restricted Stock Units
A summary of the Company’s RSU activity is as follows:

	Number of Shares	Weighted Average Grant Fair Value
Outstanding as of December 31, 2025	34,166,124	$7.36
Granted	27,057,890	6.44
Performance based adjustment (1)	(96,039)	10.77
Vested	(11,627,479)	6.83
Forfeited	(1,722,075)	8.86
Outstanding as of June 30, 2026	47,778,421	6.92
(1) Represents units adjusted for the vesting of the PSUs (defined below) granted in 2024 and 2025.
During the six months ended June 30, 2026, the Company granted 3,061,526 RSUs under the Amended and Restated 2021 Plan, representing the annual equity awards for 2025. The RSUs were fully vested on the date of grant and settled in Class A common stock on a one-for-one basis.
The Company also granted 21,900,711 RSUs under the Amended and Restated 2021 Plan. These awards generally vest over a three- or four-year period with a one-year cliff, or as annual bonus and annual refresh awards without a cliff, and remain subject to forfeiture if vesting conditions are not met. Upon vesting, RSUs are settled in Class A common stock on a one-for-one basis. The shares of Class A common stock underlying RSU grants are not issued and outstanding until the applicable vesting date.
During the six months ended June 30, 2026, the Company granted 2,095,653 RSUs under the Amended and Restated 2021 Plan to certain executives, which vest over a three-year period with a payout based on the Company’s relative performance of total shareholder return (“TSR”) compared with the annualized TSR of certain peer companies for the service period (the “PSUs”). The award payout can range from 0.0% to 200.0% of the initial grant and is measured on each anniversary of the grant date. Upon vesting, the PSUs are settled in Class A common stock on a one-for-one basis. If an executive’s employment ends due to disability, death, termination without cause or resignation for good reason, the executive (or beneficiary) remains eligible under the award and, if the award is earned, will receive a proration of the PSUs based on active employment during the annual service periods. In all other cases, the award will not vest and all rights to the PSUs will terminate.
The Company determined the fair value of the PSUs using a Monte Carlo simulation model on the grant date. The Company will recognize compensation expense for the PSUs on a straight-line basis over the three-year performance period.
The following assumptions were used to estimate the fair value, using the Monte Carlo simulation, of the PSUs:

	May 15, 2026	February 9, 2026
Stock price	$6.05	$7.37
Term (in years)	3.0	3.0
Risk-free interest rate	4.1%	3.5%
Volatility	85.1%	86.7%
Dividend yield	0.0%	0.0%

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
As of June 30, 2026, 10,004,612 RSUs remain outstanding representing the remaining two tranches of the Founder Grant.
The Company recognized stock-based compensation expense related to the remaining tranches of the outstanding Founder Grant of zero and $1.8 million for the three and six months ended June 30, 2026, respectively, and $0.7 million and $2.6 million for the three and six months ended June 30, 2025, respectively, which were recorded in general and administrative expenses in the condensed consolidated statements of operations.
For the three and six months ended June 30, 2026, the Company recorded $40.7 million and $65.2 million of stock-based compensation expense, respectively, related to RSUs (excluding the Founder Grants). For the three and six months ended June 30, 2025, the Company recorded $28.4 million and $44.8 million of stock-based compensation expense, respectively, related to RSUs (excluding the Founder Grants).
As of June 30, 2026, the total remaining stock-based compensation expense for unvested RSUs (including the remaining Founder Grant) was $248.3 million, which is expected to be recognized over a weighted-average period of 1.0 year.
Employee Stock Purchase Plan
In August 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately upon the closing of the Business Combination. The ESPP permits eligible employees to purchase shares of Class A common stock at a price equal to 85.0% of the lower of the fair market value of Class A common stock on the first day of an offering or on the date of purchase. Additionally, the number of shares of Class A common stock reserved for issuance under the ESPP will automatically increase on January 1st of each year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by the lesser of (i) 1.0% of the total number of shares of Class A common stock outstanding on December 31 of the preceding year; (ii) 9,938,118 shares of Class A common stock; or (iii) a lesser number of shares of Class A common stock determined by the Board of Directors prior to the date of increase (the “ESPP Evergreen Provision”). The ESPP Evergreen Provision is calculated using the number of legally outstanding shares of common stock and includes shares, such as unvested shares pursuant to early exercised stock options, that are not considered outstanding for accounting purposes. In accordance therewith, the number of shares of Class A common stock reserved for issuance under the ESPP increased by 7,440,457 on January 1, 2026. As of June 30, 2026, the maximum number of shares authorized for issuance under the ESPP was 23,203,452, of which 18,196,893 shares remained available under the ESPP.

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company currently offers six-month offering periods, and at the end of each offering period, which occurs every six months on May 31 and November 30, employees can elect to purchase shares of the Company’s Class A common stock with contributions of up to 15.0% of their base pay, accumulated via payroll deductions, subject to certain limitations.
The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of each award granted under the ESPP. The following table sets forth the key assumptions and fair value results for each award granted in the Company’s six-month offering period:

Input	June 1, 2026
Stock price	$6.84
Term (in years)	0.5
Risk-free interest rate	3.8%
Volatility	75.5%
Dividend yield	0.0%
Grant date fair value per share	$2.50
During the three and six months ended June 30, 2026, the Company recognized stock-based compensation expense of $1.3 million and $2.6 million for the ESPP, respectively. During the three and six months ended June 30, 2025, the Company recognized stock-based compensation expense of $1.1 million and $2.0 million for the ESPP, respectively.
As of June 30, 2026, the total remaining stock-based compensation expense was $1.8 million for the ESPP, which is expected to be recognized over the current six-month offering period until November 30, 2026.
Vendor Share Issuances
From time to time, the Company issues shares of Class A common stock to certain vendors in exchange for services rendered and/or goods purchased (collectively, the “Vendor Share Issuances”). The Vendor Share Issuances are being consummated by the Company pursuant to the Company’s shelf registration statements filed with the SEC and accompanying prospectuses.
For the three and six months ended June 30, 2026, the Company recognized stock-based compensation expense of $32.0 million and $64.9 million for the Vendor Share Issuances, respectively. For the three and six months ended June 30, 2025, the Company recognized stock-based compensation expense of $15.9 million and $22.4 million for the Vendor Share Issuances, respectively.
Acquisition-related Earn-out Stock-Based Compensation Expense
In connection with the acquisitions, during the three and six months ended June 30, 2026, the Company recognized $3.5 million and $6.0 million of stock-based compensation expense related to earn-out shares payable in the Company’s Class A common stock which have been accounted for as post-combination expense. The expense is recognized over the expected achievement period based on the estimated grant-date fair value of the awards, assuming the performance targets will be met. The expense is included within general and administrative expense in the condensed consolidated statements of operations.
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

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents stock-based compensation expense included in each respective expense category in the condensed consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$41.2	$22.9	$73.3	$34.0
General and administrative	44.4	28.9	82.7	47.9
Total stock-based compensation expense	$85.6	$51.8	$156.0	$81.9
Note 12 - Warrants
Equity Classified Warrants
A summary of the Company’s warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Outstanding as of December 31, 2025	19,340,138	$0.01	2.7	$145.2
Warrants previously deemed expired	1,671,202
Issued	142,398	0.01		1.1
Exercised	(1,813,600)	0.01		10.9
Expired	—
Outstanding as of June 30, 2026	19,340,138	0.01	2.2	91.3

Vested and exercisable as of June 30, 2026	16,265,880	$0.01	1.4	$76.8
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

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company accounts for the Amended United Purchase Agreement and the United Collaboration Agreement under ASC 606, Revenue from Contracts with Customers. The Company identified the sale of each aircraft ordered by United as a separate performance obligation in the contract. As the performance obligations have not been satisfied, the Company has not recognized any revenue as of June 30, 2026.
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
There was no other warrant expense recognized for the three and six months ended June 30, 2026 and 2025.
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

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
the terms and conditions of the Stellantis Collaboration Agreement, Stellantis is deemed to have performed the undertakings if the Stellantis Collaboration Agreement has not been terminated by the Company as of the specified vesting date for each tranche.
As the Company has not generated any revenue from the Stellantis Collaboration Agreement, all costs incurred with third parties are recorded based on the nature of the costs incurred. The Company accounts for the warrant in accordance with the provisions of ASC 718. The grant date fair value of each warrant was $1.93, equal to the closing price of the Company’s Class A common stock on the grant date of January 3, 2023. For each tranche of the warrant, the Company recognized compensation costs as the related services are received from Stellantis on a straight-line basis over the associated service period. During the six months ended June 30, 2026, the Company recorded less than $0.1 million in research and development expense in the condensed consolidated statements of operations in connection with the Stellantis Collaboration Agreement. During the three and six months ended June 30, 2025, the Company recorded $0.8 million and $1.6 million, respectively, of research and development expense in the condensed consolidated statements of operations in connection with the Stellantis Collaboration Agreement. As of June 30, 2026, the Stellantis Warrant is fully vested.
FCA US LLC, a wholly-owned subsidiary of Stellantis, transferred to Stellantis a fully vested warrant to purchase 1,671,202 shares of the Company’s Class A common stock at an exercise price of $0.01 per share. This warrant automatically net exercised prior to December 31, 2025 pursuant to the terms of the warrant. The issuance of shares was initially subject to potential regulatory clearance. Following confirmation that no regulatory clearance was required, 1,669,783 shares of Class A common stock were issued on April 27, 2026 on a net exercise basis.
Liability Classified Warrants
During the six months ended June 30, 2026, 52 public warrants were exercised and as of June 30, 2026, there were 17,394,945 public warrants that remained outstanding. Public warrants may only be exercised for a whole number of shares. No fractional shares are issued upon exercise of the public warrants. The public warrants became exercisable on October 30, 2021, 12 months after the closing of the initial public offering of Atlas. The public warrants will expire on September 16, 2026 or earlier upon redemption or liquidation.
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
As of June 30, 2026, there were 8,000,000 private placement warrants outstanding. The private placement warrants are identical to the public warrants underlying the shares sold in the initial public offering of Atlas, except that the private placement warrants and the shares of Class A common stock issuable upon the exercise of the private placement warrants became transferable, assignable, and salable on October 16, 2021, 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The warrants are remeasured to fair value at each reporting date, with changes in fair value recognized in other income (expense), net in the condensed consolidated statements of operations. During the three and six months ended June 30, 2026, the Company recognized a gain of $4.1 million and $26.9 million, respectively. During the three and six months ended June 30, 2025, the Company recognized a loss of $40.0 million and a gain of $1.7 million, respectively.
Note 13 - Income Taxes
The Company recognized foreign current income tax provision of zero and $0.1 million during the three months ended June 30, 2026 and 2025. The Company recognized foreign current income tax provision of $0.1 million and $0.2 million during the six months ended June 30, 2026 and 2025. The Company did not record any deferred income tax provision for the three and six months ended June 30, 2026 and 2025. For the three and six months ended June 30, 2026 and 2025, the provision for income taxes differed from the United States federal statutory rate primarily due to foreign taxes currently payable. The Company realized no benefit for the current period losses due to a full valuation allowance against the United States and foreign net deferred tax assets.
In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Based upon the analysis of federal and state deferred tax balances, future tax projections, and the Company’s lack of taxable income in the carryback period, the Company did not believe it is more-likely-than-not that the net deferred tax assets will be realizable. Accordingly, the Company had provided a full valuation allowance against the entire domestic and the majority of the foreign net deferred tax assets as of June 30, 2026 and December 31, 2025. The Company intends to maintain the full valuation allowance against the United States net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
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

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the number of antidilutive shares excluded from the calculation of diluted net loss per share (in millions):

	Three and Six Months Ended June 30,
	2026	2025
Options to purchase common stock	1.1	1.8
Unvested restricted stock units	47.8	36.3
Warrants	28.5	33.3
Shares issuable under the Employee Stock Purchase Plan	1.3	0.6
Total	78.7	72.0
Note 15 - Related Party Transactions
In August 2025, Neon Aero Inc. and its subsidiaries (together “Neon Group”) became related parties of the Company as a result of the Company’s Chief Executive Officer’s ownership interest and position as a director of Neon Aero Inc. As of June 30, 2026, $0.9 million was payable to Neon Group. The total purchases of goods and services from Neon Group for the three and six months ended June 30, 2026 was $2.7 million and $5.0 million, respectively.
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
The following table presents significant expenses provided to the CODM (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$5.0	$—	$6.6	$—

Operating expenses
Depreciation and amortization expense	10.1	4.8	17.9	8.9
Research and development warrant expense	—	0.8	—	1.6
Stock-based compensation expense	85.6	51.8	156.0	81.9
General and administrative warrant expense	—	—	1.1	—
Other cost of revenue	3.3	—	4.2	—
Other research and development expense	136.9	94.6	270.2	182.8
Other general and administrative expense	48.3	24.1	91.0	44.9
Total operating expenses	284.2	176.1	540.4	320.1
Loss from operations	(279.2)	(176.1)	(533.8)	(320.1)
Other income (expense), net	1.8	(40.0)	22.4	2.0
Interest income, net	14.2	10.2	30.6	18.9
Loss before income taxes	(263.2)	(205.9)	(480.8)	(299.2)
Income tax expense	—	(0.1)	(0.1)	(0.2)
Net loss	$(263.2)	$(206.0)	$(480.9)	$(299.4)

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 17 - Subsequent Events
On August 9, 2026, the Company entered into a definitive Equity Purchase Agreement (the “Purchase Agreement") with The Boeing Company (”Boeing”) to acquire all of the equity interests of Wisk Aero LLC, an autonomous aviation company, SkyGrid, a digital airspace integration and air traffic management platform, and Insitu, Inc., a manufacturer of unmanned aircraft systems and AI-enabled technologies, together with certain of their respective related entities (collectively, the “Target Companies” and such acquisition, the “Acquisition”). Total consideration payable under the Purchase Agreement consists of (i) shares of the Company’s Class A common stock representing approximately 19.75% (subject to closing adjustments) of the Company’s shares of Class A common stock outstanding immediately prior to the closing date of the Acquisition (the “Acquisition Closing Date”); and (ii) two warrants, each covering $100.0 million of Class A common stock, with the first warrant, with an exercise price of $13.00 per share, exercisable during the period from the first anniversary through the third anniversary of the Acquisition Closing Date, and the second warrant, with an exercise price of $17.88 per share, exercisable during the period from the first anniversary through the fourth anniversary of the Acquisition Closing Date. Under the terms of the Purchase Agreement, completion of the Acquisition is subject to agreed upon closing conditions, including regulatory clearances and required consents.

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
Overview
Headquartered in Silicon Valley, California, Archer is building an end-to-end advanced air mobility platform that delivers air taxis, unmanned aircraft systems (“UAS”), aviation-related physical artificial intelligence (“AI”) solutions, and other technologies to customers worldwide across the commercial aerospace and defense sectors.
Air Taxis
Midnight is our electric vertical takeoff and landing (eVTOL) aircraft purpose-built for air taxi operations. To prepare for commercial operations, we are working with aviation authorities, governments, and strategic partners in key U.S. and international markets to certify Midnight and build out air taxi networks. These networks will connect major population and business centers with key transportation hubs in select metropolitan areas, through partnerships with airline operators to integrate eVTOL flights into passenger journeys and collaborations with infrastructure partners to develop vertiports.
•In the U.S., we were recently selected as a partner in multiple winning applications under the White House-backed eVTOL Integration Pilot Program (eIPP). Through the program, we have the opportunity to begin early operations this year in several key states, such as Florida, Texas and New York. The eIPP paves the way for us to bring our technology directly to U.S. communities in parallel with our continued work to receive FAA type certification of Midnight. As part of our broader commercialization strategy in the U.S., we acquired control of the Hawthorne Airport located near Los Angeles International Airport, SoFi Stadium and Downtown Los Angeles. We plan for Hawthorne to serve as the operational hub for our Los Angeles network and an innovation hub for developing and commercializing next-generation AI-powered aviation technologies.
•Outside the U.S., through our Launch Edition program, we are offering aircraft, technologies, and services to governments and customers to support the commercialization of Midnight in select international markets, with the UAE leading the way. In the UAE, we have been working closely with the country’s federal aviation regulator, the GCAA, to establish the optimal regulatory pathway for commercial operations. Following hot weather flight testing last year, we are on track to deliver additional Midnight aircraft this year, in preparation for initial passenger operations and are working with strategic partners to build out a vertiport network across Abu Dhabi and the UAE.
Our commercial readiness progress is driving growing global demand across Europe, Middle East, Africa and Asia-Pacific for this new category of transportation.
UAS
We are also advancing the development of our hybrid-electric, autonomous vertical take-off and landing (“VTOL”) aircraft platform, called Halo, intended for dual use by both commercial and defense customers. As part of the defense opportunities with this aircraft, we are working closely with our strategic partner, Anduril Industries Inc. (“Anduril”), to ensure this platform meets their next generation vertical lift needs, which are based on what they believe is necessary to win programs of record with allied nations. For commercial customers, Halo is expected to be used primarily for cargo and rescue operations.
AI
We are also developing physical AI and autonomy technologies to support the advancement of our aircraft and the modernization of U.S. and international airspace and air traffic control systems . We recently announced our aviation-specific AI foundation model, ZEE, that is purpose-built to turn disparate data from ADS-B, ATC communication, maps and charts, aircraft state, terrain and weather into a unified intelligence layer that can help operators, airlines and pilots make better, more informed decisions with the goal of increasing safety and efficiency across the entire aviation system, from air taxis and UAS to commercial airlines and air traffic management.
Our Planned Lines of Business

By maintaining an innovative and disciplined approach to new product and service development, manufacturing, and commercialization we believe that we can deliver advanced technologies and solutions to the aerospace and defense sectors that can service a broad range of industries and use cases. We intend to primarily operate in the following areas:
•Commercial: This is planned to primarily consist of the sale of our piloted, commercial aircraft, physical AI solutions and related technologies and services, as well as providing direct-to-consumer air taxi services.
•Defense: This is planned to primarily consist of the sale of next-generation UAS, physical AI solutions and related technologies and services for defense applications.
To date, we have not generated significant revenue from these planned areas. We will use our cash and cash equivalents for the foreseeable future as we continue to develop our aircraft, related technologies, manufacturing operations and urban air mobility (“UAM”) operations, and work to commercialize both the commercial and defense sectors of our business.
Proposed Acquisition of Wisk, Insitu and SkyGrid
On August 9, 2026, we entered into a definitive Equity Purchase Agreement (the “Purchase Agreement") with The Boeing Company (”Boeing”) to acquire all of the equity interests of Wisk Aero LLC, an autonomous aviation company, SkyGrid, a digital airspace integration and air traffic management platform, and Insitu, Inc., a manufacturer of unmanned aircraft systems and AI-enabled technologies, together with certain of their respective related entities (collectively, the “Target Companies” and such acquisition, the “Acquisition”) for total consideration consisting of (i) shares of our Class A common stock representing approximately 19.75% (subject to closing adjustments) of our shares outstanding immediately prior to the closing date of the Acquisition (the “Acquisition Closing Date”) and (ii) two warrants, each covering $100.0 million of Class A common stock, with the first warrant, with an exercise price of $13.00 per share, exercisable during the period beginning on the first anniversary through the third anniversary of the Acquisition Closing Date, and the second warrant, with an exercise price of $17.88 per share, exercisable during the period beginning on the first anniversary through the fourth anniversary of the Acquisition Closing Date. Under the terms of the Purchase Agreement, completion of the Acquisition is subject to agreed upon closing conditions, including regulatory clearances and required consents.
For additional detail on the Acquisition, see the Current Report on Form 8-K filed on August 10, 2026, and Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
Components of Results of Operations
Revenue
We continue to design, develop, certify, and bring up manufacturing of our aircraft and do not expect to begin generating significant revenues until we complete the design, development, certification, and manufacturing ramp-up of our aircraft, as well as the development of related technologies and services.
We began generating revenue from the leasing of space at Hawthorne Airport in the fourth quarter of 2025. Lease revenue is recognized on a straight-line basis over the lease term, beginning on the lease commencement date. In the second quarter of 2026, we also began generating FBO revenue from aviation fueling, ground handling, and related services at Hawthorne Airport. We expect revenue from both our hangar and FBO operations to increase as we bring additional spaces into service and expand FBO service offerings at Hawthorne Airport.
Operating Expenses
Cost of Revenue
Cost of revenue primarily consists of master ground lease payments to the City of Hawthorne, fuel and supplies costs associated with FBO operations, amortization of operating rights, depreciation and other operating costs. Master ground lease payments are accounted for in accordance with ASC 842, Leases. Fuel and supplies costs are recognized as incurred upon delivery of services. Amortization of operating rights associated with the Hawthorne FBO acquisition is recognized on a straight-line basis over their respective estimated useful lives. All other costs are recognized as incurred. We expect cost of revenue to increase as FBO operations scale and we bring additional spaces into service.
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
Results of Operations
The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change $	Change %	2026	2025	Change $	Change %
	(In millions except percentages)
Revenue	$5.0	$—	$5.0	100.0%	$6.6	$—	$6.6	100.0%

Operating expenses:
Cost of revenue	4.3	—	4.3	100.0%	5.6	—	5.6	100.0%
Research and development (1)	186.0	122.4	63.6	52.0%	357.7	226.1	131.6	58.2%
General and administrative (1)	93.9	53.7	40.2	74.9%	177.1	94.0	83.1	88.4%
Total operating expenses	284.2	176.1	108.1	61.4%	540.4	320.1	220.3	68.8%
Loss from operations	(279.2)	(176.1)	(103.1)	58.5%	(533.8)	(320.1)	(213.7)	66.8%
Other income (expense), net	1.8	(40.0)	41.8	(104.5)%	22.4	2.0	20.4	1020.0%
Interest income, net	14.2	10.2	4.0	39.2%	30.6	18.9	11.7	61.9%
Loss before income taxes	(263.2)	(205.9)	(57.3)	27.8%	(480.8)	(299.2)	(181.6)	60.7%
Income tax expense	—	(0.1)	0.1	(100.0)%	(0.1)	(0.2)	0.1	(50.0)%
Net loss	$(263.2)	$(206.0)	$(57.2)	27.8%	$(480.9)	$(299.4)	$(181.5)	60.6%
(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Research and development	$41.2	$22.9	$73.3	$34.0
General and administrative	44.4	28.9	82.7	47.9
Total stock-based compensation expense	$85.6	$51.8	$156.0	$81.9

Comparison of the Three and Six Months Ended June 30, 2026 and 2025
Revenue
Revenue increased by $5.0 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025 as we generated $3.0 million revenue from FBO operations, $1.0 million revenue from the lease of space at Hawthorne Airport and $1.0 million revenue from other sources.
Revenue increased by $6.6 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025 as we generated $3.0 million revenue from FBO operations, $2.0 million revenue from the lease of space at Hawthorne Airport and $1.6 million from other sources.
Cost of Revenue
Cost of revenue increased by $4.3 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This increase primarily consisted of fuel and supplies costs associated with FBO operations, amortization of operating rights and master ground lease expense, depreciation, utilities, property taxes, and insurance associated with the leased spaces.
Cost of revenue increased by $5.6 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This increase primarily consisted of fuel and supplies costs associated with FBO operations, amortization of operating rights and master ground lease expense, depreciation, utilities, property taxes, and insurance associated with the leased spaces.
Research and Development
Research and development expenses increased by $63.6 million, or 52.0%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to increased investment in people and materials to advance technology development. The increase consisted of $27.8 million in personnel-related expenses driven by workforce expansion, $18.3 million in stock-based compensation expense, $12.7 million in engineering services and tools and materials to support our increased research and development activities, and $4.7 million in facilities, travel, and other operating costs.
Research and development expenses increased by $131.6 million, or 58.2%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to increased investment in people and materials to advance technology development. The increase consisted of $50.5 million in personnel-related expenses driven by workforce expansion, $39.3 million in stock-based compensation expense, $29.9 million in engineering services and tools and materials to support our increased research and development activities, and $11.8 million in facilities, travel, and other operating costs.
General and Administrative
General and administrative expenses increased by $40.2 million, or 74.9%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily due to an increase of $15.5 million in stock-based compensation expense, an increase of $9.3 million in professional services and IT infrastructure expenses, an increase of $6.0 million for litigation settlement-related expense, an increase of $5.3 million in personnel-related expenses, driven by an increase in our workforce, and an increase of $4.1 million in facilities, travel, and other operating costs.
General and administrative expenses increased by $83.1 million, or 88.4%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily due to an increase of $34.8 million in stock-based compensation expense, an increase of $11.7 million in personnel-related expenses, driven by an increase in our workforce, an increase of $22.1 million in professional services and IT infrastructure expenses, an increase of $8.4 million in facilities, travel, and other operating costs and an increase of $6.0 million for litigation settlement-related expense.
Other Income (Expense), Net
Other income (expense), net increased by $41.8 million, or 104.5%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily due to non-cash changes in fair value of our warrant liabilities. Refer to Note 12 - Warrants in the accompanying notes to our condensed consolidated financial statements for further details.
Other income (expense), net increased by $20.4 million, or 1020.0%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily due to non-cash changes in fair value of our warrant liabilities.
Interest Income, Net
Interest income, net increased by $4.0 million, or 39.2%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily due to higher interest income from higher average cash, cash equivalents and short-term investments.
Interest income, net increased by $11.7 million, or 61.9%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to higher interest income from higher average cash, cash equivalents and short-term investments.
Liquidity and Capital Resources
As of June 30, 2026, our principal sources of liquidity were cash, cash equivalents, and short-term investments of $1,560.6 million. We have incurred net losses since inception and have not generated any significant revenues to date. We expect to incur additional losses and higher operating expenses for the foreseeable future. We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operations for at least the next 12 months, including meeting our working capital and capital expenditure requirements.
Debt
On October 5, 2023, we entered into a $65.0 million credit agreement with Synovus Bank to fund the construction of our Covington, Georgia facility (the “Synovus Loan”). The loan bears interest at secured overnight financing rate (“SOFR”), plus 2.0% subject to a SOFR floor of 0.0% and requires interest-only payments for 36 months or through October 2026, followed by monthly principal and interest payments until maturity on October 5, 2033. The obligations are collateralized by specified cash and financial assets and are guaranteed by certain of our domestic subsidiaries. As of June 30, 2026, the facility was fully drawn at $65.0 million.
In connection with the Hawthorne Airport acquisition, we assumed a $16.1 million loan with Banc of California. The loan bears a fixed interest rate of 6.3% and matures in April 2030, with an option to extend to April 2035 at a rate of the five-year U.S. Treasury plus 2.7%. The loan is collateralized by a leasehold deed of trust on the properties.
Registered Direct Offerings
On February 12, 2025, we closed a registered direct offering in which pursuant to the securities purchase agreement dated February 11, 2025, by and between us and certain institutional investors, we issued and sold 35,500,000 shares of our Class A common stock for gross proceeds of $301.8 million.
On June 16, 2025, we closed a registered direct offering in which pursuant to the securities purchase agreement dated June 12, 2025, by and between us and certain institutional investors, we issued and sold 85,000,000 shares of our Class A common stock for gross proceeds of $850.0 million.
On November 10, 2025, we closed a registered direct offering in which pursuant to the securities purchase agreement dated November 6, 2025, by and between us and certain institutional investors, we issued and sold 81,250,000 shares of our Class A common stock for gross proceeds of $650.0 million.
Vendor Share Issuances
During the six months ended June 30, 2026 and 2025, we issued 11,093,897 and 4,331,384 shares of Class A common stock, respectively, to certain vendors to satisfy $70.6 million and $40.2 million of current and future obligations.
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
The following includes our short-term and long-term material cash requirements from known contractual obligations as of June 30, 2026:
Leases
We lease office, lab, hangar, manufacturing and storage facilities in the normal course of business. Under our operating leases as noted in Note 9 - Commitments and Contingencies in the accompanying notes to our condensed consolidated financial statements, we have current obligations of $17.1 million and long-term obligations of $99.6 million.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(In millions)
Net cash provided by (used in):
Operating activities	$(305.5)	$(198.0)
Investing activities	131.6	(34.1)
Financing activities	5.1	1,121.3
Cash Flows From Operating Activities
We continue to experience negative cash flows from operations as we are still working to design, develop, certify, and bring up manufacturing of our aircraft and thus have not generated any significant revenues from either of our planned lines of business. Our cash flows from operating activities primarily reflect our continued investments to support the growth of our research and development activities and related general and administrative functions. Our operating cash flows are also impacted by the working capital requirements to support growth and fluctuations in personnel-related expenditures, accounts payable, accrued interest and other current liabilities, and other current assets.
Net cash used in operating activities during the six months ended June 30, 2026 was $305.5 million, resulting from a net loss of $480.9 million, reflecting our continued investment in our research and development activities. The net loss adjustment for non-cash items consists primarily of $156.0 million in stock-based compensation expense, a gain of $26.9 million due to a change in fair value of our warrant liabilities, and $17.9 million in depreciation and amortization. The net cash from changes in our net operating assets and liabilities was $19.4 million.
Net cash used in operating activities during the six months ended June 30, 2025 was $198.0 million, resulting from a net loss of $299.4 million, adjusted for non-cash items consisting primarily of $81.9 million in stock-based compensation, and $8.9 million in depreciation and amortization. The net cash provided by changes in our net operating assets and liabilities was $8.9 million.
Cash Flows From Investing Activities
Net cash provided by investing activities during the six months ended June 30, 2026 was $131.6 million, driven by proceeds from maturities of short-term investments of $230.0 million, partially offset by purchases of property and equipment of $69.7 million and business acquisition of $28.7 million.
Net cash used in investing activities during the six months ended June 30, 2025 was $34.1 million, driven by purchases of property and equipment of $28.9 million and acquisition of intangible assets of $5.2 million within the period.
Cash Flows From Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2026 was $5.1 million, driven by $5.3 million of net proceeds from employee stock option exercises and purchases under our employee stock purchase plan, partially offset by $0.2 million of principal repayments on debt.
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
We are exposed to market risk for changes in interest rates applicable to our borrowings and investments in money market funds. The Synovus Loan accrues interest from and including the date the applicable advance is made but excluding the repayment date at a rate of the SOFR, plus 2.0% subject to a SOFR floor of 0.0%. As of June 30, 2026, we held cash, cash equivalents, and short-term investments totaling $1,560.6 million, primarily in money market funds, U.S. treasuries and corporate bonds. Our investment objectives are to preserve principal and maintain liquidity; we do not invest for trading or speculative purposes. A hypothetical 100 basis point change in interest rates applicable to the Synovus bank loan or with respect to our investment portfolio would not have had a material impact on the fair value of our portfolio for the periods presented and our future interest income and expense.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to the Proposed Acquisition of the Target Companies
The Acquisition may not be completed on the anticipated timeline, or at all, and the Purchase Agreement may be terminated in accordance with its terms.
Completion of the Acquisition is subject to the satisfaction or waiver of certain agreed-upon closing conditions, a number of which are not within our control, including receipt of required regulatory approvals and the satisfaction of other conditions specified in the Purchase Agreement. There can be no assurance that all required conditions will be satisfied (or waived) on a timely basis or at all, or that the Acquisition will be completed on the currently anticipated timeline. Delays in obtaining regulatory approvals, including foreign regulatory and export approvals, litigation relating to the transaction, the imposition of conditions, limitations, divestiture requirements or other remedies by governmental authorities, or the failure to satisfy other closing conditions could delay or prevent completion of the Acquisition. In addition, the Purchase Agreement may be terminated in accordance with its terms.
The Purchase Agreement also places certain restrictions around equity capital financings prior to the completion of the Acquisition, including by limiting our ability to issue Class A Common Stock below a specified price prior to a specified date, subject to customary exceptions, and by conditioning whether shares issued in an equity financing will be excluded from the calculation of Consideration Shares. These restrictions could limit our financing flexibility prior to the completion of the Acquisition.
If the Acquisition is delayed or not completed, we may not realize the anticipated strategic, operational and financial benefits of the transaction, and our business, financial condition, results of operations and stock price could be adversely affected.
Consummation of the Acquisition will cause immediate dilution to our existing stockholders. We will also face further dilution if we exercise our right to require Boeing to participate in a future equity offering.
On the Acquisition Closing Date, we will issue Boeing a number of shares of Class A Common Stock equal to 19.75% of our shares outstanding immediately prior to Closing, subject to a downward adjustment tied to the Target Companies' estimated cash, indebtedness, and unpaid transaction expenses on the Acquisition Closing Date. If such estimated cash, net of indebtedness and unpaid transaction expenses, is below an agreed target amount, the number of shares issued will be reduced by a number of shares equal in value to such shortfall, based on the volume-weighted average price ("VWAP") of our Class A Common Stock for the five trading days ending on the trading day immediately prior to the Acquisition Closing Date. If such amount instead exceeds the target cash amount, the excess will be provided to Boeing. We will also issue two warrants, each covering $100.0 million of our Class A Common Stock. The number of shares covered by the warrants is determined based on the 5-day VWAP on the trading day immediately prior to the Acquisition Closing Date, with exercise prices of $13.00 and $17.88 per share, respectively. The issuance of the warrants may depress our stock price in anticipation of exercise and will cause further dilution if and when exercised. If we do not obtain stockholder approval of the issuance of the shares underlying the warrants before the warrants are exercisable, we may be required to settle the warrants, in cash rather than shares of our Class A Common Stock, based on the value of our Class A Common Stock at the time of settlement, which could require a significant cash outlay and adversely affect our liquidity and financial condition.
In addition, the Company and Boeing have entered into a Forward Equity Purchase Agreement, pursuant to which the Company may require Boeing to participate in an equity offering for up to $55.0 million, at the lowest price per share as other purchasers in such offering. Any issuances under the Forward Equity Purchase Agreement would result in further dilution to our stockholders.
Upon consummation of the Acquisition, Boeing will continue to have influence over the Company causing potential conflicts of interest.
Following the Acquisition Closing Date, Boeing is expected to hold approximately 16.5% of our outstanding Class A Common Stock (without giving effect to the exercise of any warrants held by Boeing), and will have the right to designate one individual for nomination to our board of directors for so long as it holds at least the number of shares equal to 10% of our outstanding shares immediately prior to the Acquisition Closing Date. Boeing’s interests, including in matters that come before our board, may differ from those of our other stockholders, which could result in stockholder litigation, heightened regulatory or proxy advisor scrutiny, or the need for additional governance safeguards.
We have and will incur significant costs in connection with the Acquisition and integration of the Target Companies, which may be in excess of those anticipated by us.
We have incurred and expect to continue to incur costs associated with negotiating and completing the Acquisition and integrating the operations of the Target Companies. These costs have been, and will continue to be, substantial. The majority of costs will consist of transaction costs related to the Acquisition and include, among others, fees paid to financial, legal and accounting advisors, filing fees, employee retention costs and other employment-related costs. Many of these costs will be borne by us even if the Acquisition is not completed.
If the Acquisition is completed, we will also incur transaction costs, some of which may be unanticipated, related to integrating the Target Companies, including facilities, systems and service contract consolidation costs and employment‑related costs. Additionally, securities or derivative litigation is common following the announcement of transactions like this one and, even if without merit, could result in substantial defense costs or other unanticipated liabilities. The costs described above, as well as other unanticipated costs and expenses, could adversely affect our results of operations and financial condition.
We may not successfully integrate the Target Companies or realize the anticipated benefits of the Acquisition on the anticipated timeline or at all.
Even if the Acquisition is completed, we may not successfully integrate the Target Companies or realize the expected benefits of the Acquisition on the anticipated timeline or at all. For example, the Target Companies’ technologies and businesses and our existing business operate under different regulatory and customer regimes, and integrating them successfully, including retaining key and security-cleared personnel, may take longer or cost more than expected, or may not succeed at all. In particular, our management team has limited experience operating a business of the type conducted by Insitu, particularly its defense contracting and unmanned systems operations, and may encounter unanticipated operational, regulatory, or customer-relationship challenges in managing that business following Closing. Additionally, we will be newly subject to U.S. and foreign government-contracting and export-control regimes applicable to the combined business, which will require additional compliance investment. The integration may be complex and time-consuming. For these and other reasons, it is possible that the integration process could result in the diversion of management’s attention, the disruption of our ongoing business or inconsistencies in operations, controls, policies and procedures, any of which could adversely affect our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 14, 2026, the Company issued 3,266,870 shares of Class A common stock pursuant to certain stock purchase agreements entered into by and between the Company and certain vendors in satisfaction of payment to such vendors for services rendered. These shares were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Company did not receive any cash proceeds from this issuance.
Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the three months ended June 30, 2026 that were not registered under the Securities Act.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans. During the three months ended June 30, 2026, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, in each case as defined in Item 408 of Regulation S-K, except as described below.
On May 22, 2026, Eric Lentell, Chief Strategy & Legal Officer of the Company, adopted a trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c), which expires on August 18, 2027 and provides for the sale of up to 90,000 shares of Class A common stock pursuant to the terms of the plan.
On May 21, 2026, Benjamin Lyon, President of Aircraft OEM of the Company, adopted a trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c), which expires on June 25, 2027 and provides for the sale of up to 328,100 shares of Class A common stock pursuant to the terms of the plan.
Update On Relationship with Stellantis
The Company and Stellantis N.V. and its subsidiaries (together, “Stellantis”) have agreed to supersede the collaboration framework previously contemplated under the November 2024 Memorandum of Understanding (the “MOU”), as disclosed on a Current Report on Form 8-K filed on November 4, 2024. On August 9, 2026, the Company and Stellantis entered into several definitive agreements setting forth the terms under which Stellantis will continue to provide certain manufacturing support resources to the Company for a specified period of time. In consideration of Stellantis providing those services since February 2025, the parties agreed to, among other things: (i) the termination of each party’s obligations under the subscription agreement they entered into in December 2024; (ii) the issuance by the Company of a warrant to Stellantis for 1,539,154 shares of the Company’s Class A common stock at an exercise price of $0.01 per share (the “Warrant”), which are fully vested and will expire on the fifth anniversary of the warrant issuance date; and (iii) the extension of the lock-up restriction that applies to the shares of the Company’s common stock held by Stellantis and its affiliates, through the earlier of: (x) the third trading day following the filing of the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2026, (y) March 31, 2027, and (z) the first date on which Stellantis and all of its affiliates are no longer required to file a Schedule 13D or Schedule 13G (or any amendment thereto) with the SEC.
The foregoing description of the Warrant does not purport to be complete and is qualified in its entirety by the full text of the form of Warrant, a copy of which is filed herewith as Exhibit 4.1.
Scheduled Public Warrants Expiration
The Company's outstanding public warrants (NYSE: ACHR WS), each exercisable for one share of the Company's Class A common stock at an exercise price of $11.50 per share, are scheduled to expire at 5:00 p.m., New York City time, on September 16, 2026, in accordance with the terms of the warrant agreement, dated October 27, 2020, between the Company (as successor to Atlas Crest Investment Corp.) and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to Atlas Crest Investment Corp.’s Current Report on Form 8-K filed with the SEC on November 2, 2020). As of June 30, 2026, there were approximately 25.4 million shares of Class A common stock issuable upon exercise of the Company's outstanding public and private warrants, with an exercise price of $11.50 per share. Any public warrants not exercised prior to their expiration will thereafter be void and of no further force or effect.
Item 6. Exhibits

Exhibit	Description
4.1*	Form of Warrant to Purchase Shares
10.1	Advisory Agreement, dated April 15, 2026, as amended, between the Company and Tosha Perkins
10.2†	Transition Agreement, dated April 15, 2026, between the Company and Tosha Perkins
10.3*	Form of Registration Rights Agreement
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit	Description
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ARCHER AVIATION INC.

Date: August 10, 2026	By:	/s/ Priya Gupta
Priya Gupta
Acting Chief Financial Officer (Principal Financial Officer)