Form 10-Q
period 2026-09-30
Archer Aviation Inc.
filed 2026-11-09
CIK 1824502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 4, 2026, the number of shares of the registrant’s Class A common stock outstanding was 782,557,115.

Archer Aviation Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2026

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
ii

Part I - Financial Information
Item 1. Financial Statements
Archer Aviation Inc.
Condensed Consolidated Balance Sheets
(In millions, except par value; unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$785.1	$1,021.5
Restricted cash	7.5	7.3
Short-term investments	568.5	943.2
Prepaid expenses	73.5	47.3
Other current assets	21.5	56.8
Total current assets	1,456.1	2,076.1
Property and equipment, net	352.1	253.6
Intangible assets, net	92.4	80.2
Right-of-use assets	83.5	40.8
Goodwill	80.5	0.1
Other long-term assets	45.7	15.1
Total assets	$2,110.3	$2,465.9
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$27.8	$30.2
Current portion of lease liabilities	7.6	5.3
Accrued expenses and other current liabilities	142.8	68.1
Current portion of debt	3.4	0.8
Total current liabilities	181.6	104.4
Debt, net of current portion	88.9	79.5
Lease liabilities, net of current portion	80.8	36.3
Warrant liabilities	—	29.9
Other long-term liabilities	18.4	13.0
Total liabilities	369.7	263.1
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10.0 shares authorized; no shares issued and outstanding as of September 30, 2026 and December 31, 2025.	—	—
Class A common stock, $0.0001 par value; 1,400.0 shares authorized; 782.5 and 744.0 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	0.1	0.1
Additional paid-in capital	4,780.5	4,507.9
Accumulated deficit	(3,059.2)	(2,303.8)
Accumulated other comprehensive loss	(4.0)	(1.4)
Total stockholders’ equity	1,717.4	2,202.8
Noncontrolling interest	23.2	—
Total liabilities and stockholders’ equity	$2,110.3	$2,465.9
See accompanying notes to condensed consolidated financial statements.

Archer Aviation Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share data; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$5.1	$—	$11.7	$—

Operating expenses
Cost of revenue	5.0	—	10.6	—
Research and development	198.3	120.7	556.0	346.8
General and administrative	91.0	54.1	268.1	148.1
Total operating expenses	294.3	174.8	834.7	494.9
Loss from operations	(289.2)	(174.8)	(823.0)	(494.9)
Other income (expense), net	2.0	28.7	24.4	30.7
Interest income, net	12.6	16.3	43.2	35.2
Loss before income taxes	(274.6)	(129.8)	(755.4)	(429.0)
Income tax expense	—	(0.1)	(0.1)	(0.3)
Net loss	(274.6)	(129.9)	(755.5)	(429.3)
Net loss attributable to noncontrolling interest	0.1	—	0.1	—
Net loss attributable to common stockholders	$(274.5)	$(129.9)	$(755.4)	$(429.3)
Net loss per share attributable to common stockholders, basic and diluted	$(0.35)	$(0.20)	$(0.97)	$(0.72)
Weighted-average shares outstanding, basic and diluted	793.4	660.9	781.1	593.9
See accompanying notes to condensed consolidated financial statements.

Archer Aviation Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In millions; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(274.6)	$(129.9)	$(755.5)	$(429.3)
Other comprehensive loss:
Unrealized loss on short-term investments, net of tax	(0.4)	(2.3)	(2.7)	(2.3)
Foreign currency translation gain	—	—	0.1	0.2
Total other comprehensive loss	(0.4)	(2.3)	(2.6)	(2.1)
Comprehensive loss, net of tax	(275.0)	(132.2)	(758.1)	(431.4)
Less: Comprehensive loss attributable to noncontrolling interest	0.1	—	0.1	—
Comprehensive loss attributable to common stockholders	$(274.9)	$(132.2)	$(758.0)	$(431.4)
See accompanying notes to condensed consolidated financial statements.

Archer Aviation Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except share data; unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest
	Class A			Accumulated Deficit				Total
	Shares	Amount
Balance as of December 31, 2025	744,046,194	$0.1	$4,507.9	$(2,303.8)	$(1.4)	$2,202.8	$—	$2,202.8
Issuance of Class A common stock	6,547,560	—	42.1	—	—	42.1	—	42.1
Issuance of RSU and restricted stock expense	6,484,721	—	1.8	—	—	1.8	—	1.8
Exercise of stock options	348,957	—	0.1	—	—	0.1	—	0.1
Issuance of warrants and warrant expense	—	—	1.8	—	—	1.8	—	1.8
Exercise of warrants, net	142,450	—	—	—	—	—	—	—
Issuance of Class A common stock in connection with business acquisition	341,984	—	2.9	—	—	2.9	—	2.9
Stock-based compensation	—	—	47.4	—	—	47.4	—	47.4
Net loss	—	—	—	(217.7)	—	(217.7)	—	(217.7)
Other comprehensive loss	—	—	—	—	(1.8)	(1.8)	—	(1.8)
Balance as of March 31, 2026	757,911,866	$0.1	$4,604.0	$(2,521.5)	$(3.2)	$2,079.4	$—	$2,079.4
Issuance of Class A common stock	4,546,337	—	28.5	—	—	28.5	—	28.5
Issuance of RSU and restricted stock expense	4,797,429	—	—	—	—	—	—	—
Exercise of stock options	180,733	—	—	—	—	—	—	—
Issuance of warrants and warrant expense	—	—	0.5	—	—	0.5	—	0.5
Exercise of warrants, net	1,669,783	—	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	899,573	—	5.2	—	—	5.2	—	5.2
Business acquisition with noncontrolling interest	—	—	—	—	—	—	23.3	23.3
Stock-based compensation	—	—	42.3	—	—	42.3	—	42.3
Net loss	—	—	—	(263.2)	—	(263.2)	—	(263.2)
Other comprehensive loss	—	—	—	—	(0.4)	(0.4)	—	(0.4)
Balance as of June 30, 2026	770,005,721	$0.1	$4,680.5	$(2,784.7)	$(3.6)	$1,892.3	$23.3	$1,915.6

Archer Aviation Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(In millions, except share data; unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest
	Class A			Accumulated Deficit				Total
	Shares	Amount
Issuance of Class A common stock	8,261,273	—	52.2	—	—	52.2	—	52.2
Issuance of RSU and restricted stock expense	4,246,394	—	—	—	—	—	—	—
Exercise of stock options	22,648	—	—	—	—	—	—	—
Issuance of warrants and warrant expense	—	—	10.7	—	—	10.7	—	10.7
Stock-based compensation	—	—	37.1	—	—	37.1	—	37.1
Net loss	—	—	—	(274.5)	—	(274.5)	(0.1)	(274.6)
Other comprehensive loss	—	—	—	—	(0.4)	(0.4)	—	(0.4)
Balance as of September 30, 2026	782,536,036	$0.1	$4,780.5	$(3,059.2)	$(4.0)	$1,717.4	$23.2	$1,740.6
See accompanying notes to condensed consolidated financial statements.

Archer Aviation Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(In millions, except share data; unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest
	Class A			Accumulated Deficit				Total
	Shares	Amount
Balance as of December 31, 2024	503,777,464	$0.1	$2,438.4	$(1,685.6)	$(0.3)	$752.6	$—	$752.6
Issuance of Class A common stock	1,906,161	—	16.7	—	—	16.7	—	16.7
Issuance of RSU and restricted stock expense	4,544,253	—	1.9	—	—	1.9	—	1.9
Exercise of stock options	168,510	—	—	—	—	—	—	—
Issuance of warrants and warrant expense	—	—	0.8	—	—	0.8	—	0.8
Exercise of warrants	3,000	—	—	—	—	—	—	—
PIPE financing	2,982,089	—	9.6	—	—	9.6	—	9.6
Registered Direct Offering	35,500,000	—	289.5	—	—	289.5	—	289.5
Stock-based compensation	—	—	33.5	—	—	33.5	—	33.5
Net loss	—	—	—	(93.4)	—	(93.4)	—	(93.4)
Other comprehensive income	—	—	—	—	0.1	0.1	—	0.1
Balance as of March 31, 2025	548,881,477	$0.1	$2,790.4	$(1,779.0)	$(0.2)	$1,011.3	$—	$1,011.3
Issuance of Class A common stock	2,425,223	—	23.5	—	—	23.5	—	23.5
Issuance of RSU and restricted stock expense	3,613,804	—	0.5	—	—	0.5	—	0.5
Exercise of stock options	97,967	—	—	—	—	—	—	—
Issuance of warrants and warrant expense	—	—	0.8	—	—	0.8	—	0.8
Common stock issued under ESPP	618,173	—	3.9	—	—	3.9	—	3.9
Registered Direct Offering	85,000,000	—	816.8	—	—	816.8	—	816.8
Stock-based compensation	—	—	30.0	—	—	30.0	—	30.0
Net loss	—	—	—	(206.0)	—	(206.0)	—	(206.0)
Other comprehensive income	—	—	—	—	0.1	0.1	—	0.1
Balance as of June 30, 2025	640,636,644	$0.1	$3,665.9	$(1,985.0)	$(0.1)	$1,680.9	$—	$1,680.9

Archer Aviation Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(In millions, except share data; unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest
	Class A			Accumulated Deficit				Total
	Shares	Amount
Issuance of Class A common stock	2,793,225	—	26.6	—	—	26.6	—	26.6
Issuance of RSU and restricted stock expense	3,819,435	—	—	—	—	—	—	—
Exercise of stock options	68,990	—	—	—	—	—	—	—
Issuance of warrants and warrant expense	—	—	0.8	—	—	0.8	—	0.8
Exercise of warrants	57,050	—	—	—	—	—	—	—
Common Stock issued under at-the-market program	3,921,875	—	46.4	—	—	46.4	—	46.4
Stock-based compensation	—	—	31.8	—	—	31.8	—	31.8
Net loss	—	—	—	(129.9)	—	(129.9)	—	(129.9)
Other comprehensive loss	—	—	—	—	(2.3)	(2.3)	—	(2.3)
Balance as of September 30, 2025	651,297,219	$0.1	$3,771.5	$(2,114.9)	$(2.4)	$1,654.3	$—	$1,654.3
See accompanying notes to condensed consolidated financial statements.

Archer Aviation Inc.
Condensed Consolidated Statements of Cash Flows
(In millions; unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(755.5)	$(429.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	29.7	14.0
Stock-based compensation expense	242.5	134.6
Change in fair value of warrant liabilities	(29.9)	(30.8)
Non-cash lease expense	7.0	3.0
Research and development warrant expense	8.6	2.4
General and administrative warrant expense	1.1	—
Loss on disposal of property and equipment, net	0.4	—
Amortization of short-term investments purchased at a premium	4.0	—
Others	0.8	0.1
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(15.4)	(9.3)
Accounts payable, accrued expenses and other liabilities	41.2	15.5
Operating lease right-of-use assets and lease liabilities, net	(4.6)	(3.8)
Net cash used in operating activities	(470.1)	(303.6)
Cash flows from investing activities
Purchase of property and equipment	(101.4)	(49.2)
Purchase of short-term investments	—	(1,048.1)
Proceeds from maturities of short-term investments	368.0	—
Investment in a private company	(10.0)	—
Acquisition of intangible assets	—	(5.3)
Business acquisition, net of cash acquired	(28.7)	—
Net cash provided by (used in) investing activities	227.9	(1,102.6)
Cash flows from financing activities
Proceeds from issuance of debt	11.8	—
Proceeds from PIPE financing	—	10.0
Proceeds from issuance of common stock	—	1,151.8
Proceeds from share issuance under the at-the-market program	—	46.3
Proceeds from exercise of stock options	0.1	—
Proceeds from shares issued under employee stock purchase plan	5.2	3.8
Payment of offering costs in connection with financing activities	—	(44.2)
Repayment of debt	(0.3)	—
Net cash provided by financing activities	16.8	1,167.7

Effect of exchange rate changes on cash	0.1	—
Net change in cash, cash equivalents, and restricted cash	(225.3)	(238.5)
Cash, cash equivalents, and restricted cash, beginning of period	1,028.8	841.3
Cash, cash equivalents, and restricted cash, end of period	$803.5	$602.8

Supplemental Cash Flow Information:
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$24.8	$9.7
Purchases of property and equipment in common stock	$17.1	$2.2
Purchase of business acquisition in common stock	$2.9	$—
Payment of offering costs in connection with financing activities in common stock	$—	$1.7
Fair value of option to acquire FBO business included in purchase consideration	$44.8	$—
See accompanying notes to condensed consolidated financial statements.

Archer Aviation Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Description of Business and Basis of Presentation
Description of Business
Archer Aviation Inc. and its subsidiaries (collectively, the “Company”) are headquartered in Silicon Valley, California, and is building an end-to-end advanced areospace and defense platform to deliver air taxis, unmanned aircraft systems, aviation-related physical artificial intelligence (“AI”) solutions, and other technologies to both the commercial aerospace and defense sectors.
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
Noncontrolling interests represent the portion of net assets in consolidated subsidiaries that is not attributable to the Company. The Company also includes noncontrolling interest in a subsidiary as a component of total equity in the condensed consolidated balance sheets, separate from the Company’s stockholders’ equity. On the condensed consolidated statement of operations and condensed consolidated statement of comprehensive loss, income (loss) attributable to noncontrolling interest is presented as an adjustment from the consolidated net loss and comprehensive loss, respectively, to arrive at the net loss and comprehensive loss attributable to the common stockholders of the Company.
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, comprehensive loss, stockholders’ equity and cash flows for the interim periods indicated. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results for the full year ending December 31, 2026.
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
Liquidity and Going Concern
Since inception, the Company has devoted substantial capital resources to the design and development of its planned aircraft, urban air mobility networks and other platforms and technologies. These activities have been funded primarily through the net proceeds received from the sale of common stock to related and third parties (Note 10 - Stockholders' Equity), and issuance of debt (Note 8 - Debt).
Through September 30, 2026, the Company has incurred cumulative operating losses, generated negative cash flows from operating activities, and accumulated a deficit of $3,059.2 million. As of September 30, 2026, the Company had cash, cash equivalents and short-term investments of $1,353.6 million, which management believes will be sufficient to fund the Company’s current operating plan for at least the next 12 months from the date these condensed consolidated financial statements were issued.
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

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates and assumptions due to risks and uncertainties. Such estimates include, but are not limited to (i) realization of deferred tax assets and estimates of tax liabilities, (ii) fair value and useful life of acquired intangible assets, (iii) fair value of assets acquired and liabilities assumed in business combinations, (iv) fair value of share-based payments, (v) fair value and useful lives of long-lived assets, (vi) impairment assessment and, when applicable, fair value of equity investments without readily determinable fair values, (vii) incremental borrowing rate used for right-of-use assets and lease liabilities, and (viii) assessment of significant development uncertainty existence for internally developed software costs. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Such estimates often require the selection of appropriate valuation methodologies and models and may involve significant judgment in evaluating ranges of assumptions and financial inputs. Actual results could materially differ from those estimates due to risks and uncertainties.
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
In December 2025, the FASB issued ASU No. 2025-10, Accounting for Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (ASU 2025-10) to establish authoritative guidance on the recognition, measurement, and presentation of government grants received by business entities. The guidance will be effective for the annual periods beginning with the year ending December 31, 2029 and for interim periods beginning January 1, 2029. Early adoption is permitted. Upon adoption, the guidance can be applied using a modified prospective, modified retrospective, or under a retrospective approach. The Company is currently evaluating the impact of ASU 2025-10 on its disclosures within its condensed consolidated financial statements.
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
Note 2 - Revenue
Revenue Recognition
During the three and nine months ended September 30, 2026, the Company recognized total revenue of $5.1 million and $11.7 million, respectively, from fixed base operator ("FBO") services and leasing at Hawthorne Airport, and other sources. No revenue was recognized during the three and nine months ended September 30, 2025.
FBO revenue is recognized at the point in time services are rendered or goods are delivered. Lease income is recognized on a straight-line basis over the lease term, beginning on the lease commencement date.
Contract Liabilities
The Company records contract liabilities related to differences between the timing of cash receipts from the customer and the recognition of revenue. Contract liabilities consisted of the following (in millions):

	As of
	September 30, 2026	December 31, 2025
Current portion of contract liabilities	$1.3	$1.3
Contract liabilities, net of current portion	10.0	10.0
Total	$11.3	$11.3
Current portion of contract liabilities is recorded in accrued expenses and other current liabilities and contract liabilities, net of current portion is recorded in other long-term liabilities in the Company’s condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, the Company’s contract liabilities primarily included a $10.0 million pre-delivery payment received from United Airlines, Inc. (“United”) under the terms of the Amended United Purchase Agreement (defined below) (Refer to Note 12 - Warrants for additional information). No revenue related to these contract liabilities was recognized during the three and nine months ended September 30, 2026 and 2025.
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in millions):

	As of September 30, 2026			As of December 31, 2025
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$575.3	$—	$—	$883.3	$—	$—
Short-term investments:
U.S. Treasuries	399.0	—	—	703.8	—	—
Corporate debt securities	—	169.5	—	—	239.4	—
Other current assets
Option to acquire FBO	—	—	—	—	—	44.8
Total assets measured at fair value	$974.3	$169.5	$—	$1,587.1	$239.4	$44.8

Liabilities:
Warrant liabilities
Public warrants	$—	$—	$—	$19.9	$—	$—
Private placement warrants	—	—	—	—	—	10.0
Total liabilities measured at fair value	$—	$—	$—	$19.9	$—	$10.0
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

The following table presents a summary of the Company’s cash equivalents and short-term investments as of September 30, 2026 (in millions):

	As of September 30, 2026
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Money market funds	$575.3	$—	$—	$575.3
Short-term investments
U.S. Treasuries	401.8	—	(2.8)	399.0
Corporate debt securities	170.7	—	(1.2)	169.5
Total	$1,147.8	$—	$(4.0)	$1,143.8
The following table presents a summary of the Company’s cash equivalents and short-term investments as of December 31, 2025 (in millions):

	As of December 31, 2025
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Money market funds	$883.3	$—	$—	$883.3
Short-term investments
U.S. Treasuries	704.6	—	(0.8)	703.8
Corporate debt securities	239.9	—	(0.5)	239.4
Total	$1,827.8	$—	$(1.3)	$1,826.5
The unrealized losses related to the Company’s short-term investments were primarily due to changes in interest rates and not due to increased credit risk or other valuation concerns. The Company had no allowances for credit losses for the three and nine months ended September 30, 2026 and 2025.
Public Warrants
Through their expiration, the public warrants were classified as Level 1 based on the observable quoted price in an active market under the ticker “ACHR WS,” with changes in fair value recognized in the condensed consolidated statements of operations. The quoted price of the public warrants was $1.15 per warrant as of December 31, 2025. On September 16, 2026, the public warrants expired in accordance with their terms. Upon expiration, the Company eliminated the related warrant liability and recognized it as a gain within other income (expense), net. As of September 30, 2026, no public warrants were outstanding.
Private Placement Warrants
The Company utilized a Monte Carlo simulation model to estimate the fair value of private placement warrants at each reporting period through their expiration on September 16, 2026, with changes in fair value recognized in the condensed consolidated statements of operations. The estimated fair value of the private placement warrant liability was determined using Level 3 inputs. Inherent in a Monte Carlo simulation model are assumptions related to expected volatility, expected exercise term, risk-free interest rate, and dividend yield. Upon expiration of the warrants on September 16, 2026, the Company eliminated the related warrant liability and recognized it as a gain within other income (expense), net. As of September 30, 2026, no private placement warrants were outstanding.

The key inputs into the Monte Carlo simulation model for the private placement warrants are as follows:

Input	December 31, 2025
Stock price	$7.52
Strike price	$11.50
Term (in years)	0.71
Risk-free rate	3.5%
Volatility	89.1%
Dividend yield	0.0%
The following table presents the change in fair value of the Company’s Level 3 private placement warrants liability during the nine months ended September 30, 2026 (in millions):

Balance as of December 31, 2025	$10.0
Change in fair value	(10.0)
Balance as of September 30, 2026	$—
In connection with the change in fair value of the Company’s private placement warrants liability, the Company recognized a gain of $0.9 million and $10.0 million during the three and nine months ended September 30, 2026, respectively. During the three and nine months ended September 30, 2025, the Company recognized a gain of $10.9 million and a gain of $12.9 million, respectively, within other income (expense), net in the condensed consolidated statements of operations. Refer to Note 12 - Warrants for additional information about the private placement warrants.
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
There was no material change in the fair value of the option from December 31, 2025 through the date of exercise. On April 1, 2026, the Company exercised the option and completed the acquisition of the FBO business. Upon exercise, the option’s fair value of $44.8 million was included, together with the $25.0 million cash exercise price, in the total purchase consideration for the FBO acquisition. As a result, the Company held no such option after the exercise date of April 1, 2026. Refer to Note 6 - Business Combinations for additional information.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Certain financial instruments, including debt, are not measured at fair value on a recurring basis in the condensed consolidated balance sheets. The fair value of debt as of September 30, 2026 approximates its carrying value (Level 2). Refer to Note 8 - Debt for additional information.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Certain assets and liabilities are subject to measurement at fair value on a non-recurring basis if there are indicators of impairment or if they are deemed to be impaired as a result of an impairment review. No indicators of impairment were identified, and no impairment losses were recorded, during the three and nine months ended September 30, 2026 and 2025.
Equity Securities Without Readily Determinable Fair Value
In September 2026, the Company invested in preferred stock of a privately-held company for $10.0 million. The investment does not have a readily determinable fair value, and the Company has elected the measurement alternative under ASC 321, Investments—Equity Securities, whereby the investment is measured at cost, less any impairment, adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The investment is included in "Other long-term assets" in the condensed consolidated balance sheet. During the three and nine months ended September 30, 2026, the Company did not identify any impairment indicators based on its qualitative assessment and did not identify any observable price changes; accordingly, no impairment or adjustments to the carrying amount were recorded.
Note 4 - Property and Equipment, Net
Property and equipment, net, consisted of the following (in millions):

	As of
	September 30, 2026	December 31, 2025
Building	$122.0	$118.4
Equipment	110.5	49.9
Computer hardware and software	18.9	9.9
Leasehold improvements	58.0	50.7
Construction in progress	99.4	60.0
Total property and equipment	408.8	288.9
Less: Accumulated depreciation	(56.7)	(35.3)
Total property and equipment, net	$352.1	$253.6
The following table presents depreciation expense included in each respective expense category in the condensed consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$0.5	$—	$1.3	$—
Research and development	8.1	4.3	20.3	12.0
General and administrative	0.7	0.1	1.1	0.3
Total depreciation expense	$9.3	$4.4	$22.7	$12.3
Note 5 - Goodwill and Intangible Assets
The Company’s goodwill and purchased intangible assets as of September 30, 2026 and December 31, 2025 are as follows (in millions):

	September 30, 2026				December 31, 2025
	Gross	Additions	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$0.1	$80.4	$—	$80.5	$0.1	$—	$0.1

Intangible assets:
Domain name	$0.5	$—	$(0.2)	$0.3	$0.5	$(0.2)	$0.3
Patents	36.0	—	(3.6)	32.4	36.0	(0.8)	35.2
Developed Technology	—	2.8	(0.2)	2.6	—	—	—
Operating rights	44.8	14.7	(2.4)	57.1	44.8	(0.1)	44.7
Total purchased intangible assets	$81.3	$17.5	$(6.4)	$92.4	$81.3	$(1.1)	$80.2

Amortization expense related to intangible assets is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Domain name (1)	$—	$—	$—	$—
Patents	0.9	—	2.8	—
Developed technology	0.1	—	0.2	—
Operating rights	1.1	—	2.3	—
Total amortization expense	$2.1	$—	$5.3	$—
(1) The amortization related to domain name is less than $0.1 million for the three and nine months ended September 30, 2026 and 2025.
During the three months ended September 30, 2026, the Company recorded $0.6 million and $0.5 million of amortization of operating rights to cost of revenue and general and administrative expense, respectively. During the nine months ended September 30, 2026, the Company recorded $1.1 million and $1.2 million of amortization of operating rights to cost of revenue and general and administrative expense, respectively.
The expected future annual amortization expense of intangible assets as of September 30, 2026 is presented below (in millions):

2026 (remaining 3 months)	$2.1
2027	8.2
2028	8.2
2029	8.2
2030	8.2
Thereafter	57.5
Total	$92.4
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
The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Current assets	$0.1
Option to purchase FBO (included in other current assets)	44.8
Property and equipment, net	50.3
Right-of-use assets	15.6
Intangible assets	44.8
Goodwill	0.1
Current liabilities	(0.2)
Lease liabilities	(11.1)
Other long-term liabilities	(1.2)
Loan assumed (debt)	(16.1)
Total	$127.1
The acquired goodwill is tax deductible and represents the excess of the purchase consideration over the aggregate fair value of identifiable net assets acquired at the acquisition date. The goodwill is primarily attributable to the assembled workforce. During the measurement period, which may not be later than one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding net offset to goodwill. As of September 30, 2026, there were no measurement period adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed.
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
As part of the acquisition, as described above, the Company acquired an option to purchase 75.0% of the FBO business operating at Hawthorne Airport for a fixed exercise price of $25.0 million, exercisable at any time prior to December 31, 2026. The option represented a contractual right and was recorded at its estimated fair value of $44.8 million as of the acquisition date. The option was subsequently exercised and the acquisition was closed on April 1, 2026.

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
The Company incurred $2.4 million in acquisition-related costs, which were expensed as incurred and recorded within general and administrative expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2026.
Acquisition of Hawthorne FBO LLC
On April 1, 2026, the Company acquired a 75% controlling interest in Hawthorne FBO LLC (the "Hawthorne FBO"), a fixed base operator providing aviation fueling, ground handling, and related services at Hawthorne Airport in Hawthorne, California. The acquisition was completed to allow the Company to expand operations at Hawthorne Airport. The acquisition was accounted for as a business combination under the acquisition method in accordance with ASC 805, Business Combinations. The remaining 25% interest is recognized as a noncontrolling interest ("NCI") in the consolidated financial statements. The acquisition-date fair value of the NCI of $23.3 million was determined using the income approach.
The option to purchase the FBO was obtained by the Company as part of the Hawthorne Airport acquisition that closed on December 8, 2025, and was carried as a financial asset on the Company’s balance sheets, remeasured to fair value at each reporting date using a Black-Scholes valuation model (Level 3).
The fair value of consideration transferred for the acquisition was $69.8 million, which consisted of the following (in millions):

Cash	$25.0
Fair value of Option to purchase FBO	44.8
Total consideration transferred (75%)	69.8
Noncontrolling interest (25%)	23.3
Total value of the Hawthorne FBO	$93.1
The following table summarizes the preliminary estimated fair values of the assets acquired at the acquisition date (in millions):

Other current assets	$0.1
Property and equipment, net	0.2
Intangible asset	14.7
Goodwill	78.1
Total	$93.1
The acquired goodwill is tax deductible and represents the excess of the purchase consideration over the aggregate fair value of identifiable net assets acquired at the acquisition date. The goodwill is primarily attributable to the potential growth of Hawthorne Airport, including FBO operations and assembled workforce. During the measurement period, which may not be later than one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding net offset to goodwill. As of September 30, 2026, there were no measurement period adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed.
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
Pending Acquisition
In August 2026, the Company entered into a definitive Equity Purchase Agreement (the “Purchase Agreement") with The Boeing Company to acquire all of the equity interests of Wisk Aero LLC, SkyGrid LLC, and Insitu, Inc., together with certain of their respective related entities (collectively, the “Target Companies” and such acquisition, the “Acquisition”).
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

Note 7 - Supplementary Financial Information
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets that sum to amounts reported on the condensed consolidated statements of cash flows (in millions):

	As of
	September 30, 2026	December 31, 2025
Cash and cash equivalents	$785.1	$1,021.5
Restricted cash	7.5	7.3
Restricted cash included in other long-term assets	10.9	—
Total cash, cash equivalents, and restricted cash	$803.5	$1,028.8
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	As of
	September 30, 2026	December 31, 2025
Accrued engineering services, parts and materials	$25.2	$13.1
Accrued employee costs	35.3	29.7
Accrued professional services	41.8	14.8
Current portion of contract liabilities	1.3	1.3
Other current liabilities	39.2	9.2
Total	$142.8	$68.1
Note 8 - Debt
The following table provides information regarding the Company’s debt (in millions):

	As of
	September 30, 2026	December 31, 2025
Credit Agreement	$65.0	$65.0
Hawthorne Airport Loan	15.8	16.1
Promissory Notes	12.3	—
Total Debt	93.1	81.1
Less: unamortized discount and loan issuance costs	(0.8)	(0.8)
Total Carrying amount of debt	92.3	80.3
Less: Current portion of debt	(3.4)	(0.8)
Debt, net of current portion	$88.9	$79.5
During the three months ended September 30, 2026 and 2025, the Company recognized interest expense of $1.2 million and $1.1 million, respectively, and during the nine months ended September 30, 2026 and 2025, the Company recognized interest expense of $3.7 million and $3.2 million, respectively, including an immaterial amount related to the amortization of issuance costs within interest income, net in the condensed consolidated statements of operations.
Credit Agreement
In October 2023, the Company entered into a credit agreement (the “Credit Agreement”) with a commercial bank, as administrative agent and lender, and the additional lenders from time to time (collectively, the “Lenders”). Pursuant to the

Credit Agreement, the Company may borrow up to an aggregate principal amount of up to $65.0 million through multiple term loan advances to fund the construction and development of the Company’s manufacturing facility in Covington, Georgia.
The Company is required to make 120 monthly interest payments from November 14, 2023 until maturity, and 84 equal monthly principal installments of approximately $0.2 million from November 14, 2026 with remaining principal balance becoming due at maturity. The Credit Agreement matures on the earlier of October 5, 2033 or the date on which the outstanding borrowings under the Credit Agreement have been declared or automatically become due and payable pursuant to the terms of the Credit Agreement.
The interest rate on borrowings under the Credit Agreement is a floating rate per annum equal to secured overnight financing rate (as defined in the Credit Agreement) plus the applicable margin of 2.0%, which increases by 5.0% per annum upon the occurrence of an event of default.
The Company’s obligations under the Credit Agreement are collateralized by funds in a collateral account and the Credit Agreement is guaranteed by certain domestic subsidiaries of the Company. The Company may prepay with a certain premium that links to the passage of time, and in certain circumstances would be required to prepay the loan under the Credit Agreement without payment of a premium. The Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, and customary events of default. As of September 30, 2026, the Company was in compliance with all the covenants of the Credit Agreement.
The Company has fully drawn down the $65.0 million available under the Credit Agreement as of September 30, 2026. The effective interest rate for the draw downs ranged from 6.1% to 6.5% and 6.0% to 6.5% as of September 30, 2026 and December 31, 2025, respectively. The Company incurred issuance costs of $1.0 million related to the loan outstanding as of September 30, 2026. The loan issuance costs will be amortized to interest expense over the contractual term of the Credit Agreement.
Hawthorne Airport Loan
In connection with the acquisition of Hawthorne Airport, the Company assumed the Sellers’ outstanding loan with a principal balance of $16.1 million with a commercial bank (the “Hawthorne Airport Loan”). The Hawthorne Airport Loan bears a fixed interest rate of 6.3% per annum and has an initial maturity date of April 2030, with an option to extend the maturity for an additional five years to April 2035 at an adjusted interest rate equal to the five-year U.S. Treasury rate plus 2.7%. The Hawthorne Airport Loan is secured by a leasehold deed of trust on the properties and contains representations, warranties, covenants, and indemnities customary for collateral commercial real estate debt. As of September 30, 2026, the Company was in compliance with all the covenants of the Hawthorne Airport Loan.
Promissory Notes
In September 2026, the Company entered into two asset-backed promissory notes with a commercial bank in an aggregate principal amount of $12.3 million (the “Promissory Notes”). The Promissory Notes bear interest at fixed rates of 7.52% and 7.49% per annum and are payable in monthly installments of principal and interest through October 2031, with a balloon payment of approximately $8.3 million due at maturity. The Promissory Notes are collateralized by certain assets and contain customary representations and warranties, customary affirmative and negative covenants, including a minimum liquidity covenant, and customary events of default. As of September 30, 2026, the Company was in compliance with all the covenants of the Promissory Notes.
The future scheduled principal maturities of the debt as of September 30, 2026 are as follows (in millions):

2026 (remaining 3 months)	$0.7
2027	3.8
2028	3.9
2029	4.0
2030	17.7
Thereafter	63.0
Total debt payable	$93.1

Note 9 - Commitments and Contingencies
Operating Leases
The Company leases office, lab, hangar, master ground lease and storage facilities under various operating lease agreements with lease periods expiring between 2026 and 2055 and generally containing periodic rent increases and various renewal and termination options.
The Company’s lease costs were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$6.2	$1.9	$12.9	$4.8
Short-term lease cost	0.7	0.3	2.2	0.7
Total lease cost	$6.9	$2.2	$15.1	$5.5
The Company’s weighted-average remaining lease term and discount rate as of September 30, 2026 and 2025 were as follows:

	As of September 30,
	2026	2025
Weighted-average remaining lease term (in months)	131	50
Weighted-average discount rate	13.3%	14.7%
The minimum aggregate future obligations under the Company’s non-cancelable operating leases as of September 30, 2026 were as follows (in millions):

2026 (remaining 3 months)	$4.3
2027	18.8
2028	19.9
2029	19.5
2030	18.6
Thereafter	127.7
Total future lease payments	208.8
Less: leasehold improvement allowance	(10.8)
Total net future lease payments	198.0
Less: imputed interest	(109.6)
Present value of future lease payments	$88.4
Supplemental cash flow information and non-cash activities related to right-of-use assets and lease liabilities were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$4.4	$2.2	$10.3	$5.4
Non-cash investing activities
Operating lease liabilities from obtaining right-of-use assets	$44.4	$8.5	$51.1	$13.1
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
Letters of Credit
In July 2026, in connection with an operating lease in Morgan Hill, California for manufacturing and research and development purposes, the Company delivered a standby letter of credit of approximately $10.9 million, secured by restricted cash, included in other long-term assets based on the remaining term of the restriction.
As of September 30, 2026, the total standby letters of credit outstanding were $17.0 million, secured with restricted cash.
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
Joby Litigation and ITC Proceeding
On November 18, 2025 Joby Aero, Inc. (“Joby”) filed a complaint in the Superior Court of California in Santa Cruz County against the Company and one of its employees asserting claims of trade-secret misappropriation, breach of contract, interference with Joby’s contracts and prospective economic advantage, and related claims around the Company’s recent hiring of a former Joby employee. On December 18, 2025, the Company removed this action to the United States District Court for the Northern District of California (the “District Court”). On January 23, 2026, the Company moved to dismiss the complaint. On March 9, 2026, Archer filed its Answer and Counterclaims against Joby, asserting claims for unfair competition and violation of the Lanham Act. On April 6, 2026, Joby filed a motion to dismiss the Counterclaims. The District Court subsequently ruled on the parties’ respective motions to dismiss, granting in part and denying in part the parties’ motions to dismiss leave to amend certain claims and counterclaims. On June 22, 2026, Joby filed an amended complaint and on June 29, 2026, Archer filed amended counterclaims. On July 6, 2026, Archer filed a motion to dismiss Joby’s amended complaint, and on July 13, 2026, Joby filed a motion to dismiss Archer’s amended counterclaims. The District Court has taken Archer’s motion to dismiss Joby’s amended complaint under advisement. On September 29, 2026, the District Court ruled on the parties’

motions to dismiss. The District Court narrowed the claims asserted against the Company and its employee, dismissing certain trade-secret and contract-related claims, with leave to amend in some cases, while allowing other claims to proceed. The District Court also dismissed, without leave to amend, the Company’s counterclaims against Joby in regards to allegations of violations of the Lanham Act and California’s Unfair Competition Law. A settlement conference is scheduled for January 27, 2027 and trial is scheduled to start November 15, 2027.
On March 9, 2026, the Company filed a complaint with the U.S. International Trade Commission (“ITC”) requesting the ITC prevent Joby from importing certain eVTOL aircraft, power systems for eVTOL aircraft, and components thereof, on the basis that such products infringe certain of the Company's U.S. patents. The ITC instituted an investigation (Inv. No. 337-TA-1499) on April 9, 2026 and the matter is pending before an administrative law judge. The administrative law judge set September 14, 2027 as the target date for the ITC’s final determination. A mediation is scheduled for November 12, 2026 and trial is scheduled to start January 13, 2027.
Vertical Litigation
On February 23, 2026, the Company filed a patent infringement lawsuit against Vertical Aerospace Ltd. and Vertical Aerospace Group Ltd. (together, “Vertical”) in the United States District Court for the Eastern District of Texas. The lawsuit alleges that Vertical’s eVTOL Valo aircraft infringes multiple patents owned by Archer relating to its Midnight eVTOL aircraft. The Company seeks, among other things, an injunction to prevent Vertical from continuing its infringing activities, as well as monetary damages for past infringement. On May 1, 2026, Vertical filed a motion to dismiss the complaint. On June 12, 2026, Archer filed an amended complaint. On July 10, 2026, Vertical filed a motion to dismiss Archer’s amended complaint, and on July 24, 2026, Archer filed an opposition to Vertical’s motion to dismiss. On July 31, 2026, Vertical filed a reply in support of its motion to dismiss Archer’s amended complaint, and on August 7, 2026, Archer filed a sur-reply in support of its opposition. On October 6, 2026, Vertical filed a counterclaim for patent infringement. A trial is scheduled to start April 3, 2028.
Derivative Shareholder Claim
On June 24, 2026, a putative stockholder filed a shareholder derivative action in the Delaware Court of Chancery, purportedly on behalf of the Company, against current members and one former member of the Company’s Board of Directors. The Company is the nominal defendant. The complaint alleges that the individual defendants awarded excessive compensation to its non-employee directors and asserts claims for breach of fiduciary duty against all individual defendants and unjust enrichment against the non-employee director defendants. The complaint seeks, among other relief, disgorgement of allegedly excessive compensation and corporate governance reforms. The Company filed a motion to dismiss on September 23, 2026. On November 2, 2026, the plaintiff filed an amended complaint that, among other changes, removes certain directors as defendants and narrows the claims asserted against certain remaining defendants.
Note 10 - Stockholders' Equity
Vendor Share Issuances
During the three months ended September 30, 2026 and 2025, the Company issued 8,261,273 and 2,793,225 shares of Class A common stock, respectively, to certain vendors to satisfy $52.2 million and $26.6 million of the Company’s current and future obligations.
During the nine months ended September 30, 2026 and 2025, the Company issued 19,355,170 and 7,124,609 shares of Class A common stock, respectively, to certain vendors to satisfy $122.8 million and $68.1 million of the Company’s current and future obligations.
Note 11 - Stock-Based Compensation
Amended and Restated 2021 Plan
In August 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which was approved by the stockholders of the Company in September 2021 and became effective immediately upon the closing of the business combination with Atlas (the “Business Combination”). In April 2022, the Company amended and restated the 2021 Plan (the “Amended and Restated 2021 Plan”), which was approved by the stockholders of the Company in June 2022. The aggregate number of shares of Class A common stock that may be issued under the plan increased to 34,175,708. In addition, the number of shares of Class A common stock reserved for issuance under the Amended and Restated 2021 Plan automatically increases on January 1st of each year following this amendment, starting on January 1, 2023 and ending on (and including) January 1,

2031, in an amount equal to the lesser of (i) 5.0% of the total number of shares of Class A and Class B common stock outstanding on December 31 of the preceding year, or (ii) a lesser number of shares of Class A common stock determined by the Board of Directors prior to the date of the increase (the “EIP Evergreen Provision”). The EIP Evergreen Provision is calculated using the number of legally outstanding shares of common stock and includes shares, such as unvested shares pursuant to early exercised stock options, that are not considered outstanding for accounting purposes. In accordance therewith, the number of shares of Class A common stock reserved for issuance under the Amended and Restated 2021 Plan increased by 37,202,288 shares on January 1, 2026. The Amended and Restated 2021 Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance awards (“PSUs”), and other awards to employees, directors, and non-employees.
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
Stock Options
A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Outstanding as of December 31, 2025	1,623,752	$0.14	4.8	$12.0
Exercised	(552,338)	0.14		3.4
Expired/forfeited	—	—
Outstanding as of September 30, 2026	1,071,414	0.14	4.1	5.2
Vested and exercisable as of September 30, 2026	1,071,414	0.14	4.1	5.2
There were no options granted for the three and nine months ended September 30, 2026 and 2025.
Restricted Stock Units
A summary of the Company’s RSU activity is as follows:

	Number of Shares	Weighted Average Grant Fair Value
Outstanding as of December 31, 2025	34,166,124	$7.36
Granted	30,345,360	6.34
Performance based adjustment (1)	(96,039)	10.77
Vested	(16,129,857)	6.85
Forfeited	(3,875,048)	7.77
Outstanding as of September 30, 2026	44,410,540	6.80
(1) Represents units adjusted for the vesting of the PSUs granted in 2024 and 2025.
During the nine months ended September 30, 2026, the Company granted 27,885,215 RSUs under the Amended and Restated 2021 Plan, including the annual equity awards for 2025, which were fully vested on the date of grant. The remaining awards generally vest over a three- or four-year period, with or without a one-year cliff, and remain subject to forfeiture if vesting conditions are not met. RSUs are settled in Class A common stock on a one-for-one basis upon vesting, and the underlying shares are not issued and outstanding until the applicable vesting date.
The fair value of RSUs including non-market based PSUs is determined based on the closing price of the Company's Class A common stock on the date of grant. Stock-based compensation expense is recognized ratably over the requisite service period, and forfeitures are accounted for as they occur.
During the nine months ended September 30, 2026, the Company also granted 2,460,145 RSUs under the Amended and Restated 2021 Plan to certain executives, which vest over a three-year period with a payout based on the Company’s relative performance of total shareholder return (“TSR”) compared with the annualized TSR of certain peer companies for the service period. The award payout can range from 0.0% to 200.0% of the initial grant and is measured on each anniversary of the grant date. Upon vesting, the PSUs are settled in Class A common stock on a one-for-one basis. If an executive’s employment ends due to disability, death, termination without cause or resignation for good reason, the executive (or beneficiary) remains eligible under the award and, if the award is earned, will receive a proration of the PSUs based on active employment during the annual service periods. In all other cases, the award will not vest and all rights to the PSUs will terminate.
The Company determines the fair value of the market-based PSUs using a Monte Carlo simulation model on the grant date. The Company recognizes PSUs expense on a straight-line basis over the three-year performance period.
The following assumptions were used to estimate the fair value, using the Monte Carlo simulation, on the grant date of the PSUs:

	May 15, 2026	February 9, 2026
Stock price	$6.05	$7.37
Term (in years)	3.0	3.0
Risk-free interest rate	4.1%	3.5%
Volatility	85.1%	86.7%
Dividend yield	0.0%	0.0%
Founder Grants
Immediately prior to closing of the Business Combination (the “Closing Date”), each of the Company’s founders was granted 20,009,224 RSUs under the 2019 Plan (the “Founder Grants”), which are subject to vest upon the achievement of the earlier to occur of (i) a price-based milestone or (ii) a performance-based milestone, with a different set of such price and performance-based milestones applying to each quarter of each Founder Grant and so long as the achievement occurs within seven years following the closing of the Business Combination.
The Company accounts for the Founder Grants as four separate tranches, with each tranche consisting of two award conditions, a performance condition and market condition. Each tranche vests upon satisfaction of either condition (but not both). The fair value of the performance award was determined using the trading price on the Closing Date. When achievement of the applicable performance milestone is deemed probable, the Company recognizes compensation expense for the portion earned to date over the requisite service period. For the market award, the fair value and derived service period were each determined using a Monte Carlo simulation model on the Closing Date, with compensation expense recognized on a straight-line basis over the derived service period. If achievement of the applicable performance condition is not considered probable, compensation cost for the value of the award is recognized based on the fair value of the award incorporating the market condition, until the requisite service is rendered. If the performance milestone subsequently becomes probable of being achieved, the full fair value of the award is recognized.
One-quarter of each Founder Grant, totaling 10,004,612 shares of Class B common stock, vested immediately prior to the Closing Date pursuant to the terms and conditions of the Business Combination Agreement. On April 14, 2022, the vested 5,002,306 shares of Class B common stock of the Company’s former co-CEO were cancelled. On July 13, 2023, following the expiration of 15 months from the separation of the former co-CEO from the Company on April 13, 2022, the former officer’s unvested 15,006,918 shares of Class B common stock for the remaining three tranches were forfeited. The Company then reversed the previously recognized stock-based compensation expense of $59.1 million associated with these shares. During the year ended December 31, 2024, the Company’s Board of Directors determined that the performance milestone for the second tranche of the outstanding Founder Grant, covering 5,002,306 shares of Class B common stock, was achieved.
As of September 30, 2026, 10,004,612 RSUs remain outstanding representing the remaining two tranches of the Founder Grant.
Employee Stock Purchase Plan
In August 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately upon the closing of the Business Combination. The ESPP permits eligible employees to purchase shares of Class A common stock at a price equal to 85.0% of the lower of the fair market value of Class A common stock on the first day of an offering or on the date of purchase. Additionally, the number of shares of Class A common stock reserved for issuance under the ESPP will automatically increase on January 1st of each year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by the lesser of (i) 1.0% of the total number of shares of Class A common stock outstanding on December 31 of the preceding year; (ii) 9,938,118 shares of Class A common stock; or (iii) a lesser number of shares of Class A common stock determined by the Board of Directors prior to the date of increase (the “ESPP Evergreen Provision”). The ESPP Evergreen Provision is calculated using the number of legally outstanding shares of common stock and includes shares, such as unvested shares pursuant to early exercised stock options, that are not considered outstanding for accounting purposes. In accordance therewith, the number of shares of Class A common stock reserved for issuance under the ESPP increased by 7,440,457 on January 1, 2026. As of September 30, 2026, the maximum number of shares authorized for issuance under the ESPP was 23,203,452, of which 18,196,893 shares remained available under the ESPP.
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
Acquisition-related Earn-out Stock-Based Compensation Expense
In connection with the acquisitions, the Company recognizes stock-based compensation expense related to earn-out shares payable in the Company’s Class A common stock which have been accounted for as post-combination expense. The expense is recognized over the expected achievement period based on the estimated grant-date fair value of the awards, assuming the performance targets will be met, and is included within general and administrative expense in the condensed consolidated statements of operations.

Stock-Based Compensation Expense
The following table presents stock-based compensation expense included in each respective expense category in the condensed consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$32.6	$26.2	$105.9	$60.1
General and administrative	53.9	26.6	136.6	74.5
Total stock-based compensation expense	$86.5	$52.8	$242.5	$134.6
The following table summarizes the various types of stock-based compensation expense for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock Options	$—	$0.6	$—	$1.7
RSUs (excluding Founder Grants)	44.4	35.3	125.1	89.1
Founder Grants	—	—	1.8	2.6
ESPP	1.0	1.2	3.6	3.2
Post-combination expense	3.6	—	9.6	—
Vendor Share Issuances	37.5	15.7	102.4	38.0
Total stock-based compensation expense	$86.5	$52.8	$242.5	$134.6
As of September 30, 2026, the total remaining stock-based compensation expense was $218.7 million, which is expected to be recognized over a weighted-average period of 1.1 years.
Note 12 - Warrants
Equity-Classified Warrants
A summary of the Company’s warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Outstanding as of December 31, 2025	19,340,138	$0.01	2.7	$145.2
Warrants previously deemed expired	1,671,202
Issued	1,681,552	0.01		9.7
Exercised	(1,813,600)	0.01		10.9
Expired	—
Outstanding as of September 30, 2026	20,879,292	0.01	2.2	103.6

Vested and exercisable as of September 30, 2026	16,790,962	$0.01	1.6	$83.3
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
The Company accounts for the Amended United Purchase Agreement and the United Collaboration Agreement under ASC 606, Revenue from Contracts with Customers. The Company identified the sale of each aircraft ordered by United as a separate performance obligation in the contract. As the performance obligations have not been satisfied, the Company has not recognized any revenue as of September 30, 2026.
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
There was no other warrant expense recognized for the three and nine months ended September 30, 2026 and 2025.
Stellantis N.V.
On January 3, 2023, the Company entered into a manufacturing and collaboration agreement with Stellantis N.V. (together with its subsidiaries, “Stellantis”), pursuant to which the Company and Stellantis agreed to collaborate on the development and implementation of the Company’s manufacturing operations for the production of its eVTOL aircraft products (the “Stellantis Collaboration Agreement”). In connection with the Stellantis Collaboration Agreement, the Company entered into a forward purchase agreement (as amended, the “Stellantis Forward Purchase Agreement”) and a warrant agreement (the “Stellantis Warrant Agreement”) with Stellantis on January 3, 2023.
Under the terms of the Stellantis Forward Purchase Agreement, the Company agreed to issue and sell to Stellantis up to $150.0 million of shares of the Company’s Class A common stock. The shares pursuant to the Stellantis Forward Purchase Agreement were fully issued in July 2024.
Under the terms of the Stellantis Warrant Agreement, Stellantis is entitled to purchase up to 15.0 million shares of the Company’s Class A common stock, at an exercise price of $0.01 per share (the “Stellantis Warrant”). The Stellantis Warrant Agreement vested and became exercisable in three equal tranches at 12, 24 and 36 months from the grant date, provided that (i) Stellantis had performed certain undertakings set forth in the Stellantis Collaboration Agreement and/or (ii) the VWAP (as defined in the Stellantis Warrant Agreement) for the Class A common stock exceeding certain specified amounts. Pursuant to the terms and conditions of the Stellantis Collaboration Agreement, Stellantis was deemed to have performed the undertakings if the Stellantis Collaboration Agreement has not been terminated by the Company as of the specified vesting date for each tranche.
As the Company has not generated any revenue from the Stellantis Collaboration Agreement, all costs incurred with third parties are recorded based on the nature of the costs incurred. The Company accounts for the Stellantis Warrant Agreement in accordance with the provisions of ASC 718. The grant date fair value of each warrant was $1.93, equal to the closing price of the Company’s Class A common stock on the grant date of January 3, 2023. For each tranche of the warrant, the Company recognized compensation costs as the related services are received from Stellantis on a straight-line basis over the associated service period. The Stellantis Warrant Agreement became fully vested on January 3, 2026 and remains outstanding as of September 30, 2026.
The Company recorded no research and development expense during the three months ended September 30, 2026 and less than $0.1 million during the nine months ended September 30, 2026 in the condensed consolidated statements of operations in connection with the Stellantis Warrant Agreement, compared to $0.8 million and $2.4 million during the three and nine months ended September 30, 2025, respectively.
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
On August 9, 2026, the Company and Stellantis entered into definitive agreements that supersede the collaboration framework under the November 2024 memorandum of understanding. Stellantis will continue to provide certain manufacturing support resources to the Company for a specified period. In consideration of services Stellantis has provided, the parties agreed, among other things, to (i) terminate each party's obligations under the December 2024 subscription agreement, and (ii) the Company's issuance to Stellantis of a fully vested warrant to purchase 1,539,154 shares of Class A common stock at an exercise price of $0.01 per share, expiring on the fifth anniversary of issuance (the "2026 Stellantis Warrant"). The 2026 Stellantis Warrant is equity-classified and accounted for under ASC 718 as expense for services received and the fair value at issuance was $8.6 million.
Liability-Classified Warrants
Prior to their expiration on September 16, 2026, the Company had outstanding public warrants and private placement warrants, each of which entitled the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share. The warrants were originally issued by Atlas in connection with its initial public offering and were assumed by the

Company upon the closing of the Business Combination. The public warrants became exercisable on October 30, 2021, 12 months after the closing of the initial public offering of Atlas. The private placement warrants were identical to the public warrants, except that they were exercisable on a cashless basis and were non-redeemable so long as they were held by the initial purchasers or their permitted transferees. The warrants were classified as liabilities and remeasured to fair value at each reporting date, with changes in fair value recognized in other income (expense), net in the condensed consolidated statements of operations.
During the nine months ended September 30, 2026, 52 public warrants were exercised and no private placement warrants were exercised. On September 16, 2026, the remaining 17,394,945 public warrants and 8,000,000 private placement warrants expired unexercised in accordance with their terms. Upon expiration, the Company eliminated the related warrant liabilities, and no warrants were outstanding as of September 30, 2026.
During the three and nine months ended September 30, 2026, the Company recognized a gain of $3.0 million and $29.9 million, respectively, from the change in fair value of the warrants, which included the gain recognized upon the expiration of these warrants. During the three and nine months ended September 30, 2025, the Company recognized a gain of $29.1 million and $30.8 million, respectively, from the change in fair value of the warrants.
Note 13 - Income Taxes
The Company recognized foreign current income tax provision of zero and $0.1 million during the three months ended September 30, 2026 and 2025. The Company recognized foreign current income tax provision of $0.1 million and $0.3 million during the nine months ended September 30, 2026 and 2025. The Company did not record any deferred income tax provision for the three and nine months ended September 30, 2026 and 2025. For the three and nine months ended September 30, 2026 and 2025, the provision for income taxes differed from the United States federal statutory rate primarily due to foreign taxes currently payable. The Company realized no benefit for the current period losses due to a full valuation allowance against the United States and foreign net deferred tax assets.
In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Based upon the analysis of federal and state deferred tax balances, future tax projections, and the Company’s lack of taxable income in the carryback period, the Company did not believe it is more-likely-than-not that the net deferred tax assets will be realizable. Accordingly, the Company had provided a full valuation allowance against the entire domestic and the majority of the foreign net deferred tax assets as of September 30, 2026 and December 31, 2025. The Company intends to maintain the full valuation allowance against the United States net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
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

The following table presents the number of antidilutive shares excluded from the calculation of diluted net loss per share (in millions):

	Three and Nine Months Ended September 30,
	2026	2025
Options to purchase common stock	1.1	1.7
Unvested restricted stock units	44.4	35.4
Warrants	3.0	33.6
Shares issuable under the Employee Stock Purchase Plan	1.1	0.6
Total	49.6	71.3
Note 15 - Related Party Transactions
In August 2025, Neon Aero Inc. and its subsidiaries (together “Neon Group”) became related parties of the Company as a result of the Company’s Chief Executive Officer’s ownership interest and position as a director of Neon Aero Inc. As of September 30, 2026, $1.4 million was payable to Neon Group. The total purchases of goods and services from Neon Group for the three and nine months ended September 30, 2026 were $2.1 million and $7.1 million, respectively. The total purchases of goods and services from Neon Group for the three and nine months ended September 30, 2025 were $2.8 million.
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
The following table presents significant expenses provided to the CODM (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$5.1	$—	$11.7	$—

Operating expenses
Depreciation and amortization expense	11.8	5.1	29.7	14.0
Research and development warrant expense	8.6	0.8	8.6	2.4
Stock-based compensation expense	86.5	52.8	242.5	134.6
General and administrative warrant expense	—	—	1.1	—
Other cost of revenue	3.7	—	7.9	—
Other research and development expense	148.0	89.3	418.2	272.2
Other general and administrative expense	35.7	26.8	126.7	71.7
Total operating expenses	294.3	174.8	834.7	494.9
Loss from operations	(289.2)	(174.8)	(823.0)	(494.9)
Other income (expense), net	2.0	28.7	24.4	30.7
Interest income, net	12.6	16.3	43.2	35.2
Loss before income taxes	(274.6)	(129.8)	(755.4)	(429.0)
Income tax expense	—	(0.1)	(0.1)	(0.3)
Net loss	$(274.6)	$(129.9)	$(755.5)	$(429.3)

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
Overview
Headquartered in Silicon Valley, California, Archer is building an end-to-end advanced aersopace and defense platform to deliver air taxis, unmanned aircraft systems (“UAS”), aviation-related physical artificial intelligence (“AI”) solutions, and other technologies to customers worldwide across the commercial aerospace and defense sectors.
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
AI
We are also developing physical AI and autonomy technologies to support the advancement of our aircraft and the modernization of U.S. and international airspace and air traffic control systems. We recently announced our aviation-specific AI foundation model, ZEE, that is purpose-built to turn disparate data from ADS-B, ATC communication, maps and charts, aircraft state, terrain and weather into a unified intelligence layer that can help operators, airlines and pilots make better, more informed decisions with the goal of increasing safety and efficiency across the entire aviation system, from air taxis and UAS to commercial airlines and air traffic management.

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
We began generating revenue from the leasing of space at Hawthorne Airport in the fourth quarter of 2025. Lease revenue is recognized on a straight-line basis over the lease term, beginning on the lease commencement date. In the second quarter of 2026, we also began generating fixed base operator (“FBO”) revenue from aviation fueling, ground handling, and related services at Hawthorne Airport. We expect revenue from both our hangar and FBO operations to increase as we bring additional spaces into service and expand FBO service offerings at Hawthorne Airport.
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
Research and Development
Research and development (“R&D”) activities represent a significant part of our business. Our efforts focus on the design and development of our aircraft and certain systems within it. As part of those activities, we continue to work closely with U.S. and international regulators towards our goal of commercialization. Research and development expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for employees focused on research and development activities, costs associated with developing and building prototype aircraft, associated facilities and IT infrastructure costs, and depreciation. We expect research and development expenses to increase significantly as we progress towards commercialization and manufacturing.
We cannot determine with certainty the timing, duration or the costs necessary to complete the design, development, certification, and manufacturing bring up due to the inherently unpredictable nature of our research and development activities. Development timelines, the probability of success, and development costs may differ materially from expectations.
General and Administrative
General and administrative (“G&A”) expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for employees associated with administrative services such as finance, legal, human resources, information technology, associated facilities and IT infrastructure costs, depreciation, and amortization expense. We expect our general and administrative expenses to increase as we hire additional personnel and consultants to support our operations and comply with applicable regulations.
Other Income (Expense), Net
Other income (expense), net consists of miscellaneous income and expense items, including the change in fair value of our warrant liabilities.
Interest Income, Net
Interest income, net primarily consists of interest income from our cash and cash equivalents and short-term investments in marketable securities, net of interest on debt.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(In millions except percentages)
Revenue	$5.1	$—	$5.1	100.0%	$11.7	$—	$11.7	100.0%
We generated revenue of $5.1 million and $11.7 million for the three and nine months ended September 30, 2026 from FBO operations, the lease of space at Hawthorne Airport, and other sources. We did not generate revenue for the three and nine months ended September 30, 2025.
Cost of Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(In millions except percentages)
Cost of revenue	$5.0	$—	$5.0	100.0%	$10.6	$—	$10.6	100.0%
Cost of revenue increased by $5.0 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This increase primarily consisted of fuel and supplies costs associated with FBO operations, amortization of operating rights and master ground lease expense, depreciation, utilities, property taxes, and insurance associated with the leased spaces.
Cost of revenue increased by $10.6 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This increase primarily consisted of fuel and supplies costs associated with FBO operations, amortization of operating rights and master ground lease expense, depreciation, utilities, property taxes, and insurance associated with the leased spaces.
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(In millions except percentages)
Research and development (1)	$198.3	$120.7	$77.6	64.3%	$556.0	$346.8	$209.2	60.3%
(1) Stock-based compensation included in R&D	$32.6	$26.2	$6.4	24.4%	$105.9	$60.1	$45.8	76.2%
Research and development expenses increased by $77.6 million, or 64.3%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to increased investment in people and materials to advance technology development. The increase consisted of $28.7 million in personnel-related expenses driven by workforce expansion, $18.4 million in facilities, travel, and other operating costs, $15.8 million in engineering services and tools and materials to support our increased research and development activities, $7.8 million in warrant expense and $6.4 million in stock-based compensation expense.
Research and development expenses increased by $209.2 million, or 60.3%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to increased investment in people and materials to advance technology development. The increase consisted of $79.2 million in personnel-related expenses driven by workforce expansion, $45.8 million in stock-based compensation expense, $45.7 million in engineering services and tools and materials to support our increased research and development activities, $32.2 million in facilities, travel, and other operating costs and $6.2 million in warrant expense.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(In millions except percentages)
General and administrative (2)	$91.0	$54.1	$36.9	68.2%	$268.1	$148.1	$120.0	81.0%
(2) Stock-based compensation included in G&A	$53.9	$26.6	$27.3	102.6%	$136.6	$74.5	$62.1	83.4%
General and administrative expenses increased by $36.9 million, or 68.2%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was primarily due to an increase of $27.3 million in stock-based compensation expense, an increase of $8.9 million in professional services and IT infrastructure expenses, an increase of $4.4 million in personnel-related expenses, driven by an increase in our workforce, partially offset by a decrease of $3.7 million in facilities, travel, and other operating costs.
General and administrative expenses increased by $120.0 million, or 81.0%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily due to an increase of $62.1 million in stock-based compensation expense, an increase of $16.1 million in personnel-related expenses, driven by an increase in our workforce, an increase of $37.0 million in professional services and IT infrastructure expenses and an increase of $6.0 million for litigation settlement-related expense, partially offset by a decrease of $1.2 million in facilities, travel, and other operating costs.
Other Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(In millions except percentages)
Other income (expense), net	$2.0	$28.7	$(26.7)	(93.0)%	$24.4	$30.7	$(6.3)	(20.5)%
Other income (expense), net decreased by $26.7 million, or 93.0%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The decrease was primarily due to non-cash changes in fair value of our warrant liabilities. Refer to Note 12 - Warrants in the accompanying notes to our condensed consolidated financial statements for further details.
Other income (expense), net decreased by $6.3 million, or 20.5%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The decrease was primarily due to $4.0 million of higher non-cash amortization of premium paid on purchase of short-term investments, $0.9 million of lower gain from non-cash changes in fair value of our warrant liabilities and $0.8 million increase in net loss from foreign currency denominated monetary assets and liabilities.
Interest Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(In millions except percentages)
Interest income, net	$12.6	$16.3	$(3.7)	(22.7)%	$43.2	$35.2	$8.0	22.7%
Interest income, net decreased by $3.7 million, or 22.7%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily due to lower interest income from lower average cash, cash equivalents and short-term investments.
Interest income, net increased by $8.0 million, or 22.7%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily due to higher interest income from higher average cash, cash equivalents and short-term investments.

Liquidity and Capital Resources
As of September 30, 2026, our principal sources of liquidity were cash, cash equivalents, and short-term investments of $1,353.6 million. We have incurred net losses since inception and have not generated any significant revenues to date. We expect to incur additional losses and higher operating expenses for the foreseeable future. We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operations for at least the next 12 months, including meeting our working capital and capital expenditure requirements.
Debt
As of September 30, 2026, we had $93.1 million of principal outstanding under three debt arrangements, as summarized below. Refer to Note 8 – Debt for additional information, including collateral, covenants, and compliance.
Credit Agreement. $65.0 million, fully drawn, to fund construction of our Covington, Georgia facility. The loan bears interest at SOFR plus 2.0% (SOFR floor of 0.0%). Interest-only payments continue through October 2026, followed by 84 equal monthly principal installments of approximately $0.2 million from November 14, 2026 with remaining principal balance becoming due at maturity on October 5, 2033.
Hawthorne Airport Loan. $15.8 million outstanding on a loan assumed in the Hawthorne Airport acquisition. The loan bears a fixed interest rate of 6.3% and matures in April 2030, with an option to extend to April 2035.
Promissory Notes. $12.3 million aggregate principal on two asset-backed promissory notes entered into in September 2026. The notes bear fixed interest rates of 7.52% and 7.49%, require monthly principal and interest payments through October 2031, and require a balloon payment of approximately $8.3 million at maturity. The notes contain a minimum liquidity covenant.
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
Vendor Share Issuances
During the nine months ended September 30, 2026 and 2025, we issued 19,355,170 and 7,124,609 shares of Class A common stock, respectively, to certain vendors to satisfy $122.8 million and $68.1 million of current and future obligations.
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

The following includes our short-term and long-term material cash requirements from known contractual obligations as of September 30, 2026:
Leases
We lease office, lab, hangar, manufacturing and storage facilities in the normal course of business. Under our operating leases as noted in Note 9 - Commitments and Contingencies in the accompanying notes to our condensed consolidated financial statements, we have undiscounted future lease payments of $19.1 million due within the next 12 months and $189.7 million due thereafter.
In July 2026, we entered into an operating lease for a manufacturing and research and development facility in Morgan Hill, California. The lease commenced in July 2026, when we obtained access to the premises and has a non-cancellable term of 10.5 years, with a right to sublease subject to landlord consent. Aggregate undiscounted fixed base rent is approximately $96.5 million over the lease term, of which $2.3 million is payable within the next 12 months. At commencement, we recorded an operating lease ROU asset of $42.4 million and an operating lease liability of $44.1 million.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Net cash provided by (used in):
Operating activities	$(470.1)	$(303.6)
Investing activities	227.9	(1,102.6)
Financing activities	16.8	1,167.7
Cash Flows From Operating Activities
We continue to experience negative cash flows from operations as we are still working to design, develop, certify, and bring up manufacturing of our aircraft and thus have not generated any significant revenues. Our cash flows from operating activities primarily reflect our continued investments to support the growth of our research and development activities and related general and administrative functions. Our operating cash flows are also impacted by the working capital requirements to support growth and fluctuations in personnel-related expenditures, accounts payable, accrued interest and other current liabilities, and other current assets.
Net cash used in operating activities during the nine months ended September 30, 2026 was $470.1 million, resulting from a net loss of $755.5 million, reflecting our continued investment in our research and development activities. The net loss adjustment for non-cash items consists primarily of $242.5 million in stock-based compensation expense, a gain of $29.9 million due to a change in fair value of our warrant liabilities, and $29.7 million in depreciation and amortization. The net cash from changes in our net operating assets and liabilities was $21.2 million.
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
Cash Flows From Investing Activities
Net cash provided by investing activities during the nine months ended September 30, 2026 was $227.9 million, driven by proceeds from maturities of short-term investments of $368.0 million, partially offset by purchases of property and equipment of $101.4 million, business acquisition of $28.7 million, and $10.0 million investment in a private company.
Net cash used in investing activities during the nine months ended September 30, 2025 was $1,102.6 million, driven by purchases of short-term investments in marketable securities of $1,048.1 million and purchases of property and equipment of $49.2 million within the period.
Cash Flows From Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2026 was $16.8 million, driven by $11.8 million of proceeds from issuance of promissory notes, $5.2 million of net proceeds from purchases under our employee stock purchase plan and $0.1 million of proceeds from exercise of stock options, partially offset by $0.3 million of principal repayments on debt.

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
We are exposed to market risk for changes in interest rates applicable to our borrowings and investments in money market funds. The Credit Agreement accrues interest from and including the date the applicable advance is made but excluding the repayment date at a rate of the SOFR, plus 2.0% subject to a SOFR floor of 0.0%. As of September 30, 2026, we held cash, cash equivalents, and short-term investments totaling $1,353.6 million, primarily in money market funds, U.S. treasuries and corporate bonds. Our investment objectives are to preserve principal and maintain liquidity; we do not invest for trading or speculative purposes. A hypothetical 100 basis point change in interest rates applicable to the Credit Agreement or with respect to our investment portfolio would not have had a material impact on the fair value of our portfolio for the periods presented and our future interest income and expense.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Investing in our securities involves risks. Risk factors describing the major risks to our business can be found under Part I, Item 1A, “Risk Factors” in our Annual Report and in our Form 10-Q filed with the SEC on August 10, 2026. You should consider carefully the risks and uncertainties described therein, together with all of the other information in this Quarterly Report, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before deciding whether to purchase any of our securities. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of these risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, results of operations, and prospects. In any such event, the market price of our securities could decline, and you could lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 9, 2026, the Company and Stellantis N.V. (“Stellantis”) entered into several definitive agreements setting forth the terms under which Stellantis will continue to provide certain manufacturing support resources to the Company for a specified period of time. In connection with such agreements, the Company issued a warrant to Stellantis for 1,539,154 shares of the Company’s Class A common stock at an exercise price of $0.01 per share (the “Warrant”), which are fully vested and will expire on the fifth anniversary of the warrant issuance date. The Warrant was issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Company did not receive any cash proceeds from this issuance.
Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the three months ended September 30, 2026 that were not registered under the Securities Act.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans. During the three months ended September 30, 2026, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, in each case as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit	Description
2.1†
Equity Purchase Agreement, dated as of August 9, 2026, by and among Archer Aviation Inc., The Boeing Company, and the other parties thereto (incorporated by reference to Exhibit 2.1 to Form 8-K (File No. 001-39668), filed August 10, 2026)

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
† Portions of this exhibit are redacted pursuant to Item 601(b)(2)(ii) of Regulation S-K because they are both (i) not material and (ii) the type of information that the registrant treats as private or confidential. Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCHER AVIATION INC.

Date: November 9, 2026	By:	/s/ Priya Gupta
Priya Gupta
Acting Chief Financial Officer (Principal Financial Officer)